Form 10QSB
period 1996-09-30
COMMERCE SECURITY BANCORP INC
filed 1996-12-16
CIK 818633

U.S. SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549
                          Form 10-QSB


          QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

         For Quarterly Period Ended September 30,  1996

                 Commission file number 2-76555

                COMMERCE SECURITY BANCORP, INC.
     (Exact name of small business issuer in its charter)

   Delaware                                   33-0720548
          (State or other jurisdiction of               (I.R.S. Employer or
          incorporation or organization)              Identification No.)


7777 Center Avenue, Huntington Beach, California            92647-3067
(Address of principal executive offices)                     (Zip Code)

                        (714) 895-2929
                  (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days.     Yes
[X]        No   [  ]


Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value              9,759,098 shares outstanding on
November 10, 1996

                COMMERCE SECURITY BANCORP, INC.
            U.S. SECURITIES AND EXCHANGE COMMISSION
                          FORM 10-QSB

                             INDEX


                                                                    Page

Part I - Financial Information

   Item 1. Financial Statements

     Condensed Consolidated Statements of Condition -                       3
     September 30, 1996 and December 31, 1995

     Condensed Consolidated Statements of Operations                        5
     For the three months ended September 30, 1996 and 1995

     Condensed Consolidated Statements of Operations                        6
     For the nine months ended September 30, 1996 and 1995

     Condensed Consolidated Statements of Cash Flows -                      7
     For the nine months ended September 30, 1996 and 1995

     Notes to the Condensed Consolidated Financial Statements               9

    Item 2. Management's Discussion and Analysis or Plan of Operation      13

Part II - Other Information

   Item 6. Exhibits and Reports on Form 8-K                                22

Part I - Financial Information

Item 1. Financial Statements

        COMMERCE SECURITY BANCORP, INC. AND SUBSIDIARIES
         Condensed Consolidated Statements of Condition
            September 30, 1996 and December 31, 1995

                                             September 30,   December 31,
                                                      1996           1995
                                               (Unaudited)
                                         -----------------   -----------------
Assets
Cash and due from banks                        $30,313,000   $  3,640,000
Federal funds sold                              25,800,000      2,300,000
Reverse repurchase agreements                   14,000,000        -
                                         -----------------    ----------------
   Total cash and cash equivalents              70,113,000      5,940,000

Interest bearing deposits in other
   financial institutions                        1,234,000        989,000
Held-to-maturity investment securities at
   amortized cost,  approximate fair value
   September 30, 1996 $22,797,801
   December 31, 1995 $7,057,000                 22,932,000      7,009,000
Available-for-sale investment securities        25,291,000         -

Mortgage loans held for sale                    12,327,000         -
Loans and leases                               241,414,000     38,977,000
   Less allowance for loan loss                  5,003,000        639,000
                                          --------------------------------
      Loans, net                               248,738,000     38,338,000

Loan and servicing sale receivable              37,384,000        -
Premises and equipment, net                      4,201,000        597,000
Real estate acquired through foreclosure, net    5,016,000      1,411,000
Goodwill and other intangibles                  10,725,000        -
Accrued interest receivable and other assets    10,757,000      1,621,000
                                          --------------------------------
Total assets                                  $436,391,000    $55,905,000
                                              ============    ===========

See notes to condensed consolidated financial statements.

        COMMERCE SECURITY BANCORP, INC. AND SUBSIDIARIES
   Condensed Consolidated Statements of Condition (Continued)
            September 30, 1996 and December 31, 1995

                                             September 30,     December 31,
                                                      1996             1995
                                               (Unaudited)
                                          -----------------   -----------------

Liabilities and Shareholders' Equity
Deposits:
   Demand:
      Non-interest bearing                     $107,769,000    $13,445,000
      Interest bearing                           27,261,000     10,582,000
   Savings:
      Regular                                    61,530,000      4,714,000
      Money market                               29,533,000      8,558,000
   Time:
      Under $100,000                            131,580,000     11,580,000
      $100,000 or more                           28,967,000      2,552,000
                                           -----------------    ----------------
         Total deposits                         386,640,000     51,431,000

Accrued expenses and other liabilities           10,090,000        396,000
Mandatory Convertible Debentures                    537,000        537,000
                                           --------------------------------
         Total liabilities                      397,267,000     52,364,000

Shareholders' equity:
   Common stock, $.01 par value, 12,000,000
      shares authorized   9,759,098 issued and
      outstanding at September 30, 1996             98,000          9,000
   Additional paid-in capital                   42,637,000      7,593,000
   Accumulated deficit                          (3,611,000)    (4,061,000)
   Unrealized gain on securities
     available-for-sale                              -              -
                                          --------------------------------
Total shareholders' equity                      39,123,000      3,541,000
                                          --------------------------------
Total liabilities and shareholders' equity    $436,391,000    $55,905,000
                                              ============    ===========

    See notes to condensed consolidated financial statements.

        COMMERCE SECURITY BANCORP, INC. AND SUBSIDIARIES
        Condensed Consolidated Statements of Operations
         Three months ended September 30, 1996 and 1995
                          (Unaudited)

                                        Three Months Ended September 30,
                                        --------------------------------
                                                  1996           1995
                                         -------------- --------------
Interest Income:
   Interest and fees on loans               $4,231,000     $1,012,000
   Lease financing                                            382,000         -
   Interest on Federal funds sold              339,000         27,000
   Interest on deposits with financial
      institutions                              19,000         13,000
   Interest on investment securities,
      substantially all taxable                576,000         71,000
                                         -------------- --------------
         Total interest income               5,547,000      1,123,000
Interest Expense:
   Deposits                                  2,203,000        401,000
   Other borrowed funds                         25,000         55,000
                                         -------------- --------------
         Total interest expense              2,228,000        456,000
                                         -------------- --------------
            Net interest income              3,319,000        667,000

Provision for loan losses                       91,000        145,000
                                         -------------- --------------
   Net interest income after
      provision for loan losses              3,228,000        522,000

Non-interest income                          1,471,000        154,000
Non-interest expense                         4,383,000      1,361,000
                                         -------------- --------------
Net income (loss) before taxes and
  extraordinary item                           316,000       (685,000)
Income tax                                    ( 89,000)       -
                                         -------------- --------------
Net income before extraordinary item           227,000       (685,000)
Extraordinary item-extinguishment of debt       -           1,068,000
                                         -------------- --------------
Net income                                    $227,000     $  383,000
                                            ==========    ===========
Income per common and common
   equivalent share                                            $  0.04      $   6.09
Average shares and common stock equivalents   6,054,203        62,890

    See notes to condensed consolidated financial statements.

        COMMERCE SECURITY BANCORP, INC. AND SUBSIDIARIES
        Condensed Consolidated Statements of Operations
         Nine months ended September 30, 1996 and 1995
                          (Unaudited)

                                        Nine Months Ended September 30,
                                        ----------------------------------
                                                   1996           1995
                                         -------------- --------------
Interest Income:
   Interest and fees on loans              $ 8,380,000     $3,119,000
   Lease financing                             382,000        -
   Interest on Federal funds sold              556,000         74,000
   Interest on deposits with financial
      institutions                              56,000         43,000
   Interest on investment securities,
      substantially all taxable              1,282,000        209,000
                                         -------------- --------------
         Total interest income              10,656,000      3,445,000
Interest Expense:
   Deposits                                  4,226,000      1,227,000
   Other borrowed funds                         56,000        165,000
                                         -------------- --------------
         Total interest expense              4,282,000      1,392,000
                                         -------------- --------------
            Net interest income              6,374,000      2,053,000

Provision for loan losses                      217,000        245,000
                                         -------------- --------------
   Net interest income after
      provision for loan losses              6,157,000      1,808,000

Non-interest income                          2,506,000        418,000
Non-interest expense                         7,986,000      3,361,000
                                         -------------- --------------
Net income (loss) before taxes and
   extraordinary item                          677,000     (1,135,000)
Income tax                                    (227,000)       -
                                         -------------- --------------
Net income (loss) before extraordinary item    450,000     (1,135,000)
Extraordinary item-extinguishment of debt        -          1,068,000
                                         -------------- --------------
Net income (loss)                             $450,000    $   (67,000)
                                             =========    ===========
Income (loss) per common and common
   equivalent share                             $  0.12      $  (1.18)
Average shares and common stock equivalents   3,804,268        56,780

    See notes to condensed consolidated financial statements.

        Commerce Security BANCORP, INC. AND SUBSIDIARIES
        Condensed Consolidated Statements of Cash Flows
     For the Nine Months Ended September 30, 1996 and 1995
                          (Unaudited)

                                            For nine months ended September 30,
                                                ------------------------------
                                                           1996           1995
                                               ----------------- --------------
Operating Activities:
   Net income (loss)                                 $  450,000     $  (67,000)
   Adjustments to reconcile net loss to net
      cash used by operating activities:
         Provision for loan losses and real estate
            acquired through foreclosure                237,000        690,000
         Loss (gain) on sale of real estate acquired
            through foreclosure                         (70,000)       -
         Depreciation and amortization                  306,000        146,000
         Gain on extinguishment of debt                 -           (1,068,000)
         Decrease (increase) in other assets           (956,000)        69,000
         Increase (decrease) in other liabilities    (1,302,000)      (120,000)
                                                 ----------------- --------------
            Net cash used by operating activities     1,269,000       (350,000)

Investing Activities:
   Decrease (increase) in interest bearing deposits
      with other financial institutions                 236,000        585,000
   Purchases of investment securities               (27,936,000)    (1,500,000)
   Proceeds from sales and maturities
      of investment securities                       39,067,000      1,610,000
   Net decrease (increase) in loans                 (24,748,000)     4,847,000
   Purchases of premises and equipment                 (746,000)       (10,000)
   Proceeds from the sale of premises and
       equipment                                         48,000         -
   Proceeds from sale of real estate acquired
      through foreclosures                            1,900,000        213,000
   Capital expenditures for other real estate
       owned                                         (1,322,000)    (1,052,000)
   Purchase of Liberty National Bank, net
      of  cash received                               7,283,000         -
   Purchase of Commerce Security Bank, net
      of cash received                               52,758,000         -
                                               -----------------   -----------------
      Net cash provided by investing activities      46,540,000       4,693,000

Financing Activities:
   Net decrease in deposits                         (18,769,000)    (2,851,000)
   Repayment of notes payable                           -             (656,000)
   Issuance of common stock                          35,133,000      4,509,000
                                               --------------------------------
      Net cash provided by financing activities      16,364,000      1,002,000
                                               --------------------------------
      Net Increase in cash and cash
          equivalents                                64,173,000      6,764,000

Cash and cash equivalents at beginning
    of period                                         5,940,000      2,842,000
                                               -----------------  -------------
Cash and cash equivalents at end
    of period                                       $70,113,000     $9,606,000
                                                    ===========     ==========

See notes to condensed consolidated financial statements.

SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION

     Noncash transactions-
        Other real estate sold and financed
           by the bank                               -           $115,000








      [THE BALANCE OF THIS PAGE INTENTIONALLY LEFT BLANK]

         NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL
                           STATEMENTS





NOTE 1 - BASIS OF PRESENTATION

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the
reporting period.  Actual results could differ from those estimates.   The
accompanying financial information for Commerce Security Bancorp, Inc. ("CSBI" or the "registrant") has been prepared in accordance with the Securities and Exchange Commission rules and regulations for quarterly reporting and therefore does not necessarily include all information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. The interim financial data is unaudited; however, in the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods.

     The information contained in this report should be read in conjunction with the Annual Report of SDN Bancorp, Inc. ("SDN") on Form 10-KSB for the year ended December 31, 1995. SDN became a wholly-owned subsidiary of CSBI effective August 31, 1996 as part of the 1996
Reorganization described elsewhere in this report. Management believes CSBI should be regarded as a successor reporting company to SDN.

NOTE 2 - EARNINGS PER SHARE

     Earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the year and dilutive common stock equivalents by using the treasury stock method. The weighted average number of common shares used to compute earnings per share were 6,054,203 and 3,804,268 for the three and nine months ended September 30, 1996, respectively, and 62,890 and 56,780 for the three and nine months ended September 30, 1995. All per share amounts for the nine months ended September 30, 1995 have been restated to give effect to the one for twenty-one reverse stock split and the 26,864 share common stock dividend declared during September 1995.

     The assumed conversion of the mandatory convertible debentures ("Debentures") is anti-dilutive for the periods ended September 30, 1996 and 1995. Therefore, primary income and loss per share and income and loss per share assuming full dilution are the same for both periods.

NOTE 3 - ACQUISITIONS AND 1996 REORGANIZATION

     On March 31, 1996, the SDN completed its acquisition (the "Liberty Acquisition") of Liberty National Bank ("Liberty") for approximately $15.1 million in cash, as contemplated by the October 26, 1995 Agreement and Plan of Merger by and among the registrant, Liberty, and Dartmouth Capital Group, L.P., a Delaware limited partnership (the "Partnership") and the registrant's controlling shareholder. Liberty is headquartered in Huntington Beach, California and had total assets of approximately $149 million as of the Liberty Acquisition.

     As of March 27, 1996, the Partnership invested approximately $13.4 million in SDN to fund the Liberty Acquisition. In exchange for that investment, SDN issued a total of 3,392,405 additional shares of SDN common stock at a price per share of $3.95, SDN's book value per share as of December 31, 1995. At the Partnership's direction, SDN issued
1,764,000 of those shares of common stock, in the aggregate, to certain limited partners of the Partnership (the "Direct Holders") and the remaining 1,628,405 shares of common stock directly to the Partnership. Giving effect to the issuance of those shares to fund the Liberty Acquisition, the Partnership owned 48.0% of the common stock and the Direct Holders owned, in the aggregate, 50.75% of the common stock.

     As of September 1, 1996, CSBI completed the plan of reorganization (the "1996 Reorganization") contemplated by the Agreement and Plan of Reorganization dated April 23, 1996 (the "Agreement") between SDN and Commerce Security Bank, a California-chartered commercial bank ("Commerce"). As part of the 1996 Reorganization, SDN became a subsidiary of CSBI, effective August 31, 1996, in a transaction in which SDN shareholders received shares of CSBI common stock in exchange for all of the outstanding shares of SDN common stock. As of September 1, 1996, CSBI completed the acquisition of Commerce (the "Commerce Acquisition") in which CSBI acquired all of the outstanding shares of Commerce. SDN and Commerce remain wholly-owned subsidiaries of CSBI. Through SDN, CSBI controls Liberty and San Dieguito National
Bank ("San Dieguito"), SDN's wholly-owned subsidiaries.

     Prior to August 31, 1996, the Partnership invested approximately $14.5 million in SDN to fund the Commerce Acquisition. In exchange for that investment, SDN issued a total of 3,664,776 additional shares of SDN common stock at a price per share of $3.95 pursuant to a subscription agreement entered into in March 1996. At the Partnership's direction, SDN issued 1,080,000 of those shares of common stock, in the aggregate, to certain limited Direct Holders and the remaining 2,584,776 shares of common stock directly to the Partnership. In addition, at the same time SDN issued a total of 81,800 shares of common stock to other accredited investors for an aggregate purchase price of approximately $424,000.

     Holders of SDN common stock were issued one share of CSBI common stock for each share held in SDN. A total of 4,327,606 shares of SDN common stock were outstanding at the time of the 1996
Reorganization.  Holders of Commerce common stock were issued
1,527,540 shares of CSBI common stock and received cash of approximately $14.1 million. An additional 58,212 shares of CSBI common stock and cash of approximately $346,000 are held in escrow pending final resolution of the SAIF recapitalization. In addition, as part of the Commerce Acquisition, CSBI issued approximately 19,000 shares of CSBI common stock to Commerce's investment bank as of the closing and expects to issue approximately 9,000 additional shares of CSBI common stock to such party upon the distribution of the SAIF-related escrow. There were 9,759,098 total shares outstanding after the 1996 Reorganization. Upon the completion of the 1996 Reorganization, the Partnership owned 48.0% of the common stock and the Direct Holders owned, in the aggregate, 34.2% of CSBI common stock.

     Both the Liberty Acquisition and Commerce Acquisition were accounted for using the purchase method of accounting in accordance with Accounting Principles Board Opinion No. 16, "Business Combinations".
Under this method of accounting, the purchase price was allocated to the assets acquired and deposits and liabilities assumed based on their fair values as of the acquisition date. The consolidated financial statements include the operations of Liberty and Commerce from the date of acquisition. Goodwill arising from the transactions totaled approximately $3.8 million in the Liberty Acquisition and $7.2 million in the Commerce Acquisition and is being amortized over ten years on a straight line basis.

     The following table sets forth selected unaudited pro forma combined financial information of SDN, Liberty and Commerce for nine months ended September 30, 1996 and 1995. The pro forma operating data reflects the effect of the Liberty Acquisition and the Commerce Acquisition as if each was consummated at the beginning of each period presented. The pro forma results are not necessarily indicative of the results that would have occurred had such acquisitions actually occurred as of such dates, nor are they necessarily indicative of the results of future operations.

                                             Pro Forma Combined for
                                       Nine Months Ended September 30,
                                       --------------------------------
                                                   1996           1995
                                            (Unaudited)    (Unaudited)
                                        --------------- --------------
Interest Income                            $25,283,000    $22,226,000
Interest Expense                            10,297,000      9,482,000
                                        --------------- --------------
Net interest income                         14,986,000     12,744,000
Provision for loan losses                      690,000        903,000
                                        --------------- --------------
Net interest income after
      provision for loan losses             14,296,000     11,841,000
Non-interest income                          6,778,000     13,900,000
Non-interest expense                        27,690,000     23,783,000
                                        --------------- --------------
Net income before taxes                     (6,617,000)     1,958,000
Income tax                                   2,567,000     (1,507,000)
Extraordinary item-extinguishment of debt       -           1,068,000
                                        --------------- --------------
Net income (loss)                          $(4,050,000)    $1,519,000
                                           ============    ===========


NOTE 4 - LONG LIVED ASSETS

     In March 1995, the Financial Accounting Standards Board issued
Statement of Financial Accounting Standard (FAS) No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be
Disposed Of", which SDN adopted as required on January 1, 1996.
Pursuant to this Statement, companies are required to investigate potential impairments of long-lived assets, certain identifiable intangibles, and associated goodwill, on an exception basis, when there is evidence that events or changes in circumstances have made recovery of an asset's carrying value unlikely. An impairment loss would be recognized when the sum of the expected future net cash flows is less than the carrying amount of the asset. The adoption of FAS 121 did not have a significant impact on SDN's financial position or results of operations.





       [THE BALANCE OF THIS PAGE INTENTIONALLY LEFT BLANK]

Item 2.  Management's Discussion and Analysis or Plan of Operations

     This information should be read in conjunction with the consolidated financial statements and the notes thereto of Commerce Security Bancorp,
Inc. ("CSBI" or the "registrant") included in Item 1 of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 1995 contained in the 1995
Annual Report of SDN Bancorp, Inc. ("SDN") on Form 10-K.    SDN
became a wholly-owned subsidiary of CSBI effective August 31, 1996 as part of the 1996 Reorganization described elsewhere in this report. Management believes CSBI should be regarded as a successor reporting company to SDN.

     Except for the historical information contained herein, the following discussion contains forward looking statements that involve risks and uncertainties. CSBI's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not specifically limited to, changes in regulatory climate, shifts in interest rate environment, change in economic conditions of various markets CSBI serves, as well as the other risks detailed in this section, and in the sections entitled Results of Operations and Liquidity and Capital Resources, and those discussed in SDN's Form 10-K for the year ended
December 31, 1995.

Summary

     As a result of the 1996 Reorganization, described in the footnotes to the accompanying consolidated condensed financial statements, since September 1, 1996, the registrant has owned 100% of Commerce and SDN.
SDN owns 100% of San Dieguito National Bank ("SDNB") and, as of
March 31, 1996, SDN completed the Liberty Acquisition as described in the footnotes to the accompanying consolidated condensed financial statements. The Liberty Acquisition and Commerce Acquisition were accounted for using the purchase method of accounting for business combinations. Accordingly, the following discussion relates to the operating results of SDNB for the nine months ended September 30, 1996, the operating results of Liberty for the six months ended September 30, 1996 and the operating results of Commerce for the one month ended September 10, 1996 and the financial condition of SDNB, Liberty and Commerce combined (collectively the "Banks").

Financial Condition

     Total assets of CSBI at September 30, 1996 were $436.4 million
compared to total assets of $55.9 million at December 31, 1995.   The
increase in total assets since December 31, 1995 is attributed primarily to the assets of Liberty, acquired on March 31, 1996, and Commerce acquired on September 1, 1996, that had total assets of $140.5 million and $240.9 million at September 30, 1996, respectively. Total earning assets of CSBI at September 30, 1996 were $343.0 million compared to total earning assets of $49.3 million at December 31, 1995. Earning assets increased primarily due
to the Liberty Acquisition and Commerce Acquisition.   Liberty and
Commerce had total earning assets of $126.8 million and $171.1 at September 30, 1996, respectively.

     Total loans and leases of CSBI at September 30, 1996 were $253.7 million, including

$12.3 million of mortgage loans held for sale, compared to $39.0 million at December 31, 1995. Loans acquired in the Liberty Acquisition and
Commerce Acquisition account for the increase in total loans. Loans at Liberty and Commerce at September 30, 1996 were $89.9 million and
$125.9 million, respectively. Additionally, CSBI had $31.0 million in mortgage loan sale receivables.

     The Banks hold loans and leases in their portfolio that at September
30, 1996 represented 83.8% and 16.2% of total loans and leases, respectively. The four largest lending categories are: (i) commercial real estate loans; (ii) other loans secured by real estate; (iii) commercial loans and (iv) loans to individuals. At September 30, 1996, these categories accounted for approximately 37.1%, 34.4%, 20.4% and 8.1% of total loans, respectively. Leases are made to finance small equipment for businesses.

     Included among the Banks' portfolio of loans are SBA loans made by the Banks guaranteed by the United States Government to the extent of 75% to 90% of the principal and interest due on such loans. Liberty and SDNB are active in originating this type of loan. Liberty generally sells the government guaranteed portion of these loans to participants in the secondary market and retains servicing responsibilities and the unguaranteed portion of the loans while SDNB generally retains the entire loan for its own portfolio.

     The government guaranteed portion of the SBA loans are sold at a premium, a portion of which is immediately recognized as income. The remaining premium, representing estimated normal servicing fees or a yield adjustment on the portion of the SBA loan retained by the Banks, is deferred and recognized as income over the estimated life of the loan. Deferred SBA servicing fees for Liberty were approximately $1.7 million at September 30, 1996. The total SBA loan portfolio serviced by Liberty at September 30, 1996 was approximately $144.3 million and included in this amount was approximately $35.5 million representing the portion of the SBA loans retained by Liberty. The total SBA loan portfolio serviced by SDNB at September 30, 1996 was approximately $4.6 million and included in this amount was approximately $4.2 million representing the portion of the SBA loans retained by SDNB.

     Total investments of CSBI at September 30, 1996 were $89.3 million compared to $10.3 million at December 31, 1995. Investment securities increased largely due to the Liberty Acquisition and Commerce Acquisition. Investments at Liberty and Commerce at September 30, 1996 were $37.0 million and $45.2 million, respectively. The investment portfolio primarily consists of U.S. government and municipal securities, Federal funds sold, reverse repurchase agreements and certificates of deposits held at other depository institutions. U.S. government and municipal securities were $48.2 million, or 54.0% of the total portfolio, of which $22.9 million are categorized as held to maturity and $25.3 million are categorized as available for sale. Federal funds sold, reverse repurchase agreements and certificates of deposit were $25.8 million, $14.0 million and $1.2 million, respectively, or 29.0%, 15.7% and 1.3% of the total portfolio, respectively.

     Total deposits were $386.7 million at September 30, 1996 compared to
$51.4 million at December 31, 1995.   The increase in total deposits since
December 31, 1995 is attributed to the addition of Liberty's and
Commerce's deposits that at September 30, 1996 were $126.5 million and
$212.3 million, respectively.  Non-interest bearing demand accounts were
$107.8
million, or 27.9% of total deposits, at September 30,1996. Interest bearing deposits are comprised of interest bearing demand accounts, regular savings accounts, money market accounts, time deposits of under $100,000 and time deposits of $100,000 or more which were $27.3 million, $61.5 million, $29.5 million, $131.6 million and $29.0 million, respectively, or 7.1%, 15.9%, 7.6%, 34.0% and 7.5% of total deposits, respectively.

Results of Operations - Three Months Ended September 30, 1996

     For the three months ended September 30, 1996, CSBI had net income of $227,000 compared to net income of $383,000 for the same period in 1995. During the third quarter of 1995, SDN had an extraordinary item of $1.1 million related to the extinguishment of debt in conjunction with the recapitalization, prior to which the net loss was $685,000. The improvement in 1996 earnings prior to the extraordinary item over the same period in 1995 is partly attributable to the Liberty Acquisition, for which the results of operations for the three months ended September 30, 1996 are included in the CSBI results of operations for the three months ended
September 30, 1996. The improvement in earnings is partially offset by a loss of $47,000 incurred by Commerce whose results of operations for the one month ended September 30, 1996 are included in the CSBI results of operations for the three months ended September 30, 1996. Compared to the prior year results, the improvements stem from a combination of increased net interest income of approximately $2.7 million and non-interest income of approximately $1.3 million and lower loan loss provision of $54,000, partially offset by increased non-interest expense of approximately $3.0 million and provision for taxes of $89,000.

Net Interest Income and Net Interest Margin

     Net interest income was approximately $2.7 million for the three months ended September 30, 1996, an increase of $2.1 million over the same period in 1995. An increase in interest and fee income of approximately $3.4 million partially offset by increased interest expense of $1.3 million contributed to this earnings improvement.

     Loans, the largest component of earning assets, increased to an average balance of $170.9 million for the three months ended September 30, 1996 from $40.4 million for the three months ended September 30, 1995, with an average yield of 10.7% and 9.9%, respectively. Investments in securities and Federal funds sold rose to an average of $65.2 million for the three months ended September 30, 1996 from an average of $6.5 million for the three months ended September 30, 1995, with an average yield of 5.6% and 6.0%, respectively. The yield on earning assets declined to 9.3% for the three months ended September 30, 1996 from 9.4% for the same period in 1995. The decline in yield on earning assets can largely be attributed to a shift in the mix of loans as a percent of earning assets where the percent of average loans to average earning assets during the three months ended September 30, 1996 declined to 71.9% from the 84.8% for the same period in 1995. Additionally, the average prime rate (the rate to which the majority of rates the Banks' loans are indexed) during the three months ended September 30, 1996 was 8.25% compared to 8.86% for the same period in 1995.

     Average interest-bearing deposits increased to $187.7 million for the three months ended September 30, 1996 from $42.4 million for the same period in 1995. Additionally, the average rate paid on these deposits increased to 4.7% during the three months ended September 30, 1996 compared to 3.8% during the same period in 1995. Further, as a result of the recapitalization of SDN that occurred in September 1995, other borrowing declined to $537,000 with an average rate of 11.5% from $2.2 million at an average rate of 10.0%. The average rate paid on interest-bearing liabilities was 4.7% for the three months ended September 30, 1996 compared to 3.4% for the same period in 1995. This increase represents an overall increase in rates paid on interest bearing deposit liabilities partially offset by a change in the mix of interest bearing liabilities.

     As a result of these forgoing factors, the average yield on earning assets decreased to 5.5% for the three months ended September 30, 1996 compared to 5.6% for the same period in 1995.

Allowance and Provision for Loan Losses

     The allowance for loan and lease losses represents the amounts which have been set aside for the specific purpose of absorbing losses which may occur in the Banks' loan portfolio. The provision for loan and lease losses is an expense charged against operating income and added to the allowance for loan and lease losses. Management of the Banks continue to carefully monitor the allowance for loan and lease losses in relation to the size of the Banks' loan portfolio and known risks or problem loans and leases.

     The allowance for loan and lease losses at CSBI was approximately
$5.0 million at September 30, 1996 compared to approximately $639,000 at SDN at December 31, 1995. The increase in the allowance for loan and lease losses is primarily attributable to the Liberty Acquisition and Commerce Acquisition. The allowance at Liberty and Commerce at
September 30, 1996 was approximately $1.7 million and $2.6 million, respectively. During the three months ended September 30, 1996, the provision for loan and lease losses was $91,000, loan and lease charge-offs were $314,000 and recoveries were $70,000. The allowance for loan and lease losses for CSBI represented 2.1% of net loans, excluding those loans held for sale, at September 30, 1996 and 1.6% at December 31, 1995.

Non-Interest Income

     Non-interest income for the three months ended September 30, 1996 was $1.5 million compared to $154,000 for the same period in 1995. Non-interest income from Liberty and Commerce for the quarter of approximately $594,000 and $705,000, respectively, is primarily responsible for this improvement in non-interest income. The majority of the non-interest income at Liberty is derived from its SBA servicing activity while Commerce's non-interest income is largely derived from its mortgage banking activity.

Non-Interest Expenses

     Non-interest expense for the three months ended September 30, 1996 was approximately $4.4 million, an increase of $3.0 million from $1.4 million for the same period in 1995. Non-interest expense at Liberty and Commerce for the three months ended September 30, 1996 was approximately $1.9 million and $1.6 million, respectively, that was partially offset by improvements in non-interest expense at San Dieguito. The majority of this improvement at San Dieguito occurred in the area of other expenses of approximately $423,000 related primarily to write downs of, foreclosure costs and the operating costs associated with foreclosed properties. Additionally, San Dieguito had reduced costs for salaries and benefits due to staffing reductions of approximately $97,000 compared to the same period in 1995.

Provision for Income Taxes

     As a result of the earnings for the three months ended September 30, 1996, a $89,000 provision for income taxes was made. There was no provision for income tax made for the same period in 1995.

Results of Operations - Nine months Ended September 30, 1996

     For the nine months ended September 30, 1996, CSBI had net income of $450,000 compared to a net loss of $67,000 for the same period in 1995. During the third quarter of 1995, SDN had an extraordinary item of $1.1 million related to the extinguishment of debt in conjunction with the recapitalization, prior to which the net loss was $1.1 million. The improvement in 1996 earnings over the same period in 1995 is primarily attributable to the acquisition of Liberty, for which the results of operations for the six months ended September 30, 1996 are included in the CSBI results of operations for the nine months ended September 30, 1996. The improvement in earnings is partially offset by the loss of $47,000 incurred by Commerce whose results of operations for the one month ended
September 30, 1996 are included in the CSBI results of operations for the nine months ended September 30, 1996. Compared to the prior year results the improvements stem from a combination of increased net interest income of approximately $4.3 million, non-interest income of approximately $2.1 million and lower loan loss provision of $28,000, partially offset by increased non-interest expense of approximately $4.6 million and provision for taxes of $227,000.

Net Interest Income and Net Interest Margin

     Net interest income was approximately $6.4 million for the nine months ended September 30, 1996, an increase of $4.3 million over the $2.1 million for the same period in 1995. An increase in interest and fee income of approximately $7.2 million partially offset by increased interest expense of $2.9 million contributed to this earnings improvement.

     Loans, the largest component of earning assets, increased to an average balance of $138.8 million for the first nine months of 1996 from $43.2 million for the first nine months of 1995, with an average yield of 8.4% and 9.7% respectively. Investments in securities and Federal funds sold rose to an average of $59.0 million for the first nine months of 1996 from an average of $6.3 million for the first nine months of 1995, with an average yield of 4.2% and 6.09% respectively. The yield on earning assets declined to 7.1% for the first nine months of 1996 from 9.1% for the same period in 1995. The decline in yield on earning assets can largely be attributed to the declining yield on loans combined with a shift in the mix of loans as a percent of earning assets where the percent of average loans to average earning assets during the first nine months of 1996 declined to 87.5% from 88.4% for the same period in 1995. Additionally, the average prime rate (the rate to which the rates on a majority the Banks' loans are indexed) during the nine months ended September 30, 1996 was 8.28% compared to 8.87% for the same period in 1995, which is reflective of the overall rate environment.

     Average interest-bearing deposits increased to $161.1 million for the nine months ended September 30, 1996 from $44.1 million for the same period in 1995. Additionally, the average rate paid on these deposits decreased to 3.5% during the first nine months in 1996 compared to 3.7% during the first nine months in 1995. Further, as a result of the recapitalization of SDN that occurred in September 1995, other borrowing declined to $537,000 with an average rate of 11.4% from $1.9 million at an average rate of 11.6%. The average rate paid on interest-bearing liabilities was 3.5% for the first nine months of 1996 compared to 4.0% for the same period in 1995. This decrease represents an overall decrease in rates paid on deposit liabilities offset by a change in the mix of interest bearing liabilities.

     As a result of these forgoing factors, the average yield on earning assets decreased to 4.3% for the first nine months of 1995 from 5.4% for the same period in 1995.

Allowance and Provision for Loan Losses

     The allowance for loan and lease losses represents the amounts which have been set aside for the specific purpose of absorbing losses which may occur in the Banks' loan and lease portfolio. The provision for loan and lease losses is an expense charged against operating income and added to the allowance for loan and lease losses. Management of the Banks continue to carefully monitor the allowance for loan and lease losses in relation to the size of the Banks' loan and lease portfolio and known risks or problem loans and leases.

     The allowance for loan and lease losses at CSBI was approximately
$5.0 million at September 30, 1996 compared to approximately $639,000 at SDN at December 31, 1995. The increase in the allowance for loan and lease losses is primarily attributable to the Liberty Acquisition and Commerce Acquisition. Liberty's and Commerce's allowance at September
30, 1996 was approximately $1.7 million and $2.6 million, respectively. During the first nine months of 1996, the provision for loan and lease losses was $218,000, loan and lease charge-offs were $383,000 and recoveries were $161,000. The allowance for loan and lease losses for CSBI represented 2.1% of net loans, excluding those loans held for sale, at September 30, 1996 and 1.6% at December 31, 1995.

Non-Interest Income

     Non-interest income for the nine months ended September 30, 1996 was $2.5 million compared to $418,000 for the same period in 1995. Non-interest income at Liberty and Commerce since the respective acquisitions, of approximately $1.3 million and $705,000, respectively, and an insurance settlement of approximately $70,000 received during the quarter by San Dieguito, are primarily attributable to this improvement in non-interest income. Additionally, increases in various deposit related income and other non-interest income account for the balance of this improvement.

Non-Interest Expenses

     Non-interest expense for the nine months ended September 30, 1996 was approximately $8.0 million, an increase of $4.6 million from $3.4 million for the same period in 1995. Non-interest expense at Liberty and Commerce since acquisition of approximately $3.7 million and 1.6 million, respectively, is responsible for most of the increase that was partially offset by improvements in non-interest expense at San Dieguito. The majority of this improvement at San Dieguito occurred in the area of other expenses of approximately $489,000 related primarily to write downs of, and foreclosure costs and operating costs associated with, foreclosed properties.
Additionally, San Dieguito had reduced costs for salaries and benefits due to staffing reductions of approximately $238,000 partially offset by an increase in premises expense of approximately $46,000 associated with a one time mark-to-market adjustment of $61,000 made in conjunction with the sub-leasing of space in San Dieguito's Encinitas office.

Provision for Income Taxes

     As a result of the earnings for the first nine months of 1996, a $227,000 provision for income taxes was made. There where there was no provision for income tax made in the first nine months of 1995.

Capital Resources

     As of March 27, 1996, the Partnership invested approximately $13.4 million in the registrant to fund the Liberty Acquisition. In exchange for that investment, SDN issued a total of 3,392,405 additional shares of common stock at a price per share of $3.95, SDN's book value per share as of December 31, 1995. At the Partnership's direction, SDN issued
1,764,000 of those shares of common stock, in the aggregate, to certain limited partners of the Partnership (the "Direct Holders") and the remaining 1,628,405 shares of common stock directly to the Partnership. Giving effect to the issuance of those shares to fund the Liberty Acquisition, the Partnership owned 48.0% of the common stock and the Direct Holders owned, in the aggregate, 50.75% of the common stock.

     Prior to August 31, 1996, the Partnership invested approximately $14.5 million in SDN to fund the Commerce Acquisition. In exchange for that investment, SDN issued a total of 3,664,776 additional shares of SDN common stock at a price per share of $3.95 pursuant to a subscription agreement entered into in March 1996. At the Partnership's direction, SDN issued 1,080,000 of those shares of common stock, in the aggregate, to certain limited Direct Holders and the remaining 2,584,776 shares of common stock directly to the Partnership. In addition, at the same time SDN issued a total of 81,800 shares of common stock to other accredited investors for an aggregate purchase price of approximately $424,000.

     As part of the 1996 Recapitalization, holders of SDN common stock were issued one share of CSBI common stock for each share of SDN stock held by them. A total of 4,327,606 shares of SDN common stock were outstanding at the time of the 1996 Recapitalization. Holders of Commerce common stock were issued 1,527,540 shares of CSBI common stock and received cash of approximately $14.1 million. An additional 58,212 shares of CSBI common stock and cash of approximately $346,000 are held in escrow pending resolution of the SAIF recapitalization. In addition, as part of the Commerce Acquisition, CSBI issued approximately 19,000 shares of CSBI common stock to Commerce's investment bank as of the closing and expects to issue approximately 9,000 additional shares of CSBI common stock to such party upon the distribution of the SAIF-related escrow. There were 9,759,098 total shares outstanding after the 1996 Reorganization. Upon the completion of the 1996 Reorganization, the Partnership owned 48.0% of the common stock and the Direct Holders owned, in the aggregate, 34.2% of CSBI common stock.

     Current risk-based regulatory capital standards generally require banks and holding companies to maintain a ratio of "core" or "Tier 1" capital (consisting principally of common equity) to risk-weighted assets of at least 4%, a ratio of Tier 1 capital to adjusted total assets (leverage ratio) of at least 3% and a ratio of total capital (which includes Tier 1 capital plus certain forms of subordinated debt, a portion of the allowance for loan losses and preferred stock) to risk-weighted assets of at least 8%. Risk-weighted assets are calculated by multiplying the balance in each category of assets according to a risk factor which ranges from zero for cash assets and certain government obligations to 100% for some types of loans, and adding the products together.

     CSBI, Commerce, Liberty and San Dieguito were well capitalized as of September 30, 1996 for federal regulatory purposes.  As of September
30, 1996, CSBI had a combined leverage ratio was 6.7%, a Tier 1 risk-weighted capital ratio was 10.3%, and a total risk-weighted capital ratio
was 11.6%.   Commerce's, Liberty's and San Dieguito's leverage ratio, Tier
1 risk-weighted capital ratio, and total risk-weighted capital ratios are set forth in the following table:

                                     Liberty        Commerce   San Dieguito
  Leverage ratio                        6.4%           6.1%           8.1%
  Tier 1 risk-weighted capital ratio    9.0%           9.2%          11.0%
  Total risk-weighted capital ratio    10.3%          10.4%          12.2%

Liquidity

     The asset-liability management process determines the size and composition of the balance sheet and focuses on the management of liquidity and interest rate risk. The purpose of liquidity and balance sheet management is to ensure that funds are available to meet customer needs, meet the financial commitments of the Banks, and to reduce the Banks' exposure to changing interest rates.

     The Banks manage liquidity from both sides of the balance sheet through the coordination of the relative maturities of its assets and liabilities. The Banks enhance their liquidity through the ability to raise additional funds in money markets through Federal funds lines, repurchase agreements and selling of a specified portion of its securities (securities available for sale). The Banks maintain a level of liquidity that is considered adequate to meet current needs. Liquid assets include cash and due from banks, Federal funds sold, and securities available for sale. At September 30, 1996, liquid assets totaled approximately $95.4 million, or 21.9% of total assets, which compares to $5.9 million, or 10.6% of total assets, at December 31, 1995.

     At September 30, 1996 the Banks had net repriceable liabilities (a "negative gap") as measured at one year of approximately $21.9 million or 5.0% of total assets. The Banks had net repriceable assets (a "positive gap") as measured at a 90-day time horizon of approximately $32.1 million, or 7.4% of total assets. With a positive gap, a bank would anticipate higher net yields over the near term in a rising rate environment and lower net yields in a declining rate environment. Conversely, with a negative gap, a bank would anticipate lower net yields over the near term in a rising rate environment and higher net yields in a declining rate environment.

Part II - Other Information

Item 1.   Legal Proceedings

Not Applicable

Item 2.   Changes in Securities

Not Applicable

Item 3.   Defaults Upon Senior Securities

Not Applicable

Item 4.    Submission of Matters to a Vote of Security Holders

Prior to the completion of the 1996 Reorganization, the Partnership and certain of the Direct Holders acted by written consent to approve an amendment to SDN's Certificate of Incorporation which increased the number of shares of common stock that SDN is authorized to issue. Such amendment is reflected in CSBI's Certificate of Incorporation, which is in all relevant respects identical to SDN's Certificate of Incorporation in effect immediately prior to the 1996 Recapitalization.

Item 5.   Other Information

Not Applicable

Item 6. Exhibits and Reports on Form 8-K
       (a) Exhibits:

     3.1  By-laws of Commerce Security Bancorp, Inc.

     3.2  Certificate of Incorporation for Commerce Security Bancorp,
Inc.

     10.1 Employment Agreement between Robert P. Keller and SDN
          Bancorp, Inc. Dated as of October 1, 1995

       (b) Reports on Form 8-K:

     1)   Merger completed with SDN Bancorp, Inc. and Commerce
          Security Bank September 1, 1996 (amended November 14,
          1996)

       COMMERCE SECURITY BANCORP, INC.  AND SUBSIDIARIES
      U.S. SECURITIES AND EXCHANGE COMMISSION FORM 10-QSB


SIGNATURES

Pursuant to the requirements of the U.S. Securities Exchange Act of 1934, CSBI has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             COMMERCE SECURITY BANCORP, INC.



DATE: November 26, 1996       /s/ Robert P. Keller
                    ------------------------------------------
                    Robert P. Keller
                    President and Chief Executive Officer

DATE: November 26, 1996      /s/ Curt A. Christianssen
                    -----------------------------------------
                    Curt A. Christianssen
                    Senior Vice President and Chief Financial Officer