Form 10KSB
period 1996-12-31
COMMERCE SECURITY BANCORP INC
filed 1997-04-15
CIK 818633

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                     FORM 10-KSB

                       ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

   For the fiscal year ended December 31, 1996    Commission File Number 2-76555

                           COMMERCE SECURITY BANCORP, INC.

                (Exact name of small business issuer in its charter)

Delaware                                              33-0720548
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization                          Identification No.)

7777 Center Avenue, Huntington Beach, CA              92647
(Address of principal executive offices)              (Zip Code)

Issuer's telephone number, including area code:       (714) 895-2929

        Securities registered pursuant to Section 12 (b) of the Exchange Act:
                                         None

        Securities registered pursuant to Section 12 (g) of the Exchange Act:
                                         None

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.    Yes [ X]     No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements
incorporated by reference in Part III of this Form 10-KSB.    [   ]

There were 9,697,430 shares of Common Stock outstanding at March 14, 1997. The aggregate market value of Common Stock held by non-affiliates at March 14, 1997 was approximately $1,291,000 based upon the last known trade of $3.50 per share on February 28, 1997.

Documents incorporated by reference:  None

                                  TABLE OF CONTENTS
                                  -----------------
                                                                           Page

Part    I

Item   1. Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 2

Item   2. Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . .42

Item   3. Legal  Proceedings . . . . . . . . . . . . . . . . . . . . . . . .45

Item   4. Submission of Matters to a Vote of Security  Holders . . . . . . .46

Part II

Item   5. Market for the Issuer's Common Stock and Related Stockholder
               Matters . . . . . . . . . . . . . . . . . . . . . . . . . . .47

Item   6. Management's Discussion and Analysis of Financial Condition
               and Results of Operations . . . . . . . . . . . . . . . . . .51

Item   7. Financial  Statements. . . . . . . . . . . . . . . . . . . . . . .63

Item   8. Disagreements on Accounting and  Financial Disclosure. . . . . . .64

Part III

Item   9. Directors and Executive Officers of Issue. . . . . . . . . . . . .65

Item  10. Executive  Compensation. . . . . . . . . . . . . . . . . . . . . .68

Item  11. Security Ownership of Certain Beneficial Owners
               and  Management . . . . . . . . . . . . . . . . . . . . . . .74

Item  12. Certain Relationships and Related  Transactions. . . . . . . . . .77

Part IV

Item  13. Exhibits and Reports on Form  8-K. . . . . . . . . . . . . . . . .78

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .82

PART I

ITEM 1. BUSINESS

                               BUSINESS OF THE COMPANY

GENERAL

    Commerce Security Bancorp, Inc. (the "Company") was incorporated under the laws of the State of Delaware in May 1996. The Company became a bank holding company, registered under the BHC Act, on August 31, 1996 when it became the parent company of SDN Bancorp, Inc. ("SDN"), and indirectly of Liberty National Bank ("Liberty") and San Dieguito National Bank ("San Dieguito"), in anticipation of the CSB Acquisition. On September 1, 1996, the Company completed the CSB Acquisition, whereupon it also became the direct parent company of Commerce Security Bank ("CSB"). The Company's only significant assets are the stock of SDN and CSB, and its primary function is to coordinate the general policies and activities of its direct and indirect operating subsidiaries, CSB, Liberty and San Dieguito (the "Banks"), and to pursue the strategic plan summarized below.

    SDN Bancorp was incorporated under the laws of the State of California on October 19, 1981. SDN Bancorp became a bank holding company on March 22, 1983, when it acquired 100% of the outstanding shares of San Dieguito National Bank ("San Dieguito"), a national banking association headquartered in Encinitas, California. Bancorp acquired the Bank's stock pursuant to a reorganization whereby each outstanding share of the Bank's common stock was converted into one share of Bancorp's common stock, and all of the outstanding shares of the Bank's common stock were transferred to Bancorp.

    As of September 30, 1995, SDN Bancorp, a California corporation ("Bancorp-CA") completed the recapitalization (the "Recapitalization") contemplated by the July 21, 1995 Stock Purchase Agreement (the "Stock Purchase Agreement") whereby Bancorp-CA reincorporated under Delaware law through its merger (the "Merger") with and into SDN Bancorp, Inc., a newly formed corporation under Delaware law ("SDN"), with SDN constituting the surviving corporation, and thereafter issued an aggregate of 841,739 shares of Company Common Stock to Dartmouth Capital Group, L.P., a Delaware limited partnership (the "Partnership") together with certain of its partners ("Direct Holders"). The Partnership is controlled by its sole general partner, Dartmouth Capital Group, Inc., ("DCG, Inc.") a Delaware corporation.

ACQUISITIONS

    GENERAL. The Partnership and DCG, Inc. were organized in May 1995 to evaluate and, if and when appropriate, acquire controlling or substantial equity positions in, or certain assets and liabilities of, one or more banks or thrifts or similar financial institutions located principally in California. The Partnership and DCG, Inc. are registered bank holding companies under the

Bank Holding Company Act of 1956, as amended. The Partnership and DCG, Inc. are sometimes collectively referred to in this Annual Report as "Dartmouth Capital Group." As of the date of this Annual Report, the Partnership's principal asset is its controlling equity investment in the Company.

    LIBERTY. As of March 31, 1996, the registrant completed its Acquisition
(the "Acquisition") of Liberty National Bank ("Liberty") for approximately $15.1 million in cash as contemplated by the October 26, 1995 Agreement and Plan of Merger by and among the registrant, Liberty, and Dartmouth Capital Group, L.P., a Delaware limited partnership ("the Partnership") and the registrant's controlling shareholder.

    As of March 27, 1996, the Partnership invested approximately $13.4 million in the registrant to fund the Liberty Acquisition. In exchange for that investment, the registrant issued a total of 3,392,405 additional shares of Common Stock at a price per share of $3.95, the registrant's book value per share as of December 31, 1995. At the Partnership's direction the registrant issued 1,764,000 of those shares of Common Stock, in the aggregate, to certain limited partners of the Partnership (the "Direct Holders") and the remaining 1,628,405 shares of Common Stock directly to the Partnership. A total of 38,300 shares were issued to investment bankers involved in the Acquisition and an additional 1,400 shares were issued to the directors of Liberty.

    CSB. As of September 1, 1996, the registrant completed its merger (the "Merger") of Commerce Security Bank ("CSB") and SDN Bancorp, Inc. ("SDN") as contemplated by the Agreement and Plan of Reorganization dated April 23, 1996 (the "Agreement") to form a new holding company (the "Company") which would become the sole shareholder of both companies.

    As of August 28, 1996, Dartmouth Capital Group, L.P. (the "Partnership") invested approximately $14.5 million in the registrant to fund the CSB Acquisition. In exchange for that investment, the registrant issued a total of
3,664,776 additional shares of Common Stock at a price per share of $3.95.   At
the Partnership's direction the registrant issued 1,080,000 of those shares of Common Stock, in the aggregate, to certain limited partners of the Partnership (the "Direct Holders") and the remaining 2,584,776 shares of Common Stock directly to the Partnership. Giving effect to the issuance of those shares to fund the CSB Acquisition, the Partnership owns 48.0% of the Common Stock and the Direct Holders own, in the aggregate 34.2% of the Common Stock.

    Holders of SDN Common Stock were issued one share of Holdco Common Stock for each share held in SDN. A total of 4,327,606 shares of SDN Common Stock were outstanding at the time of the Merger. Holders of Commerce Common Stock were issued 1,527,540 shares of Holdco Common Stock and received cash of approximately $14.1 million. An additional 58,212 shares of the Company's common stock and cash of approximately $346,000 were placed into escrow pending resolution of the SAIF recapitalization. As a result of legislation that recapitalized the SAIF, passed on September 30, 1996, the stock and cash escrows were distributed, with approximately $96,000 disbursed in cash and 16,151 common shares distributed. A total of 161,357 shares were issued to other direct investors who invested in conjunction with the Merger and investment bankers involved in the Merger.

    PENDING ACQUISITIONS. On December 24, 1996, the Company entered into a definitive Agreement and Plan of Merger (the "Acquisition Agreement") with Eldorado Bancorp ("Eldorado") of Tustin California, the holding company of Eldorado Bank. Pursuant to the Acquisition Agreement, CSBI will acquire 100% of the outstanding stock of Eldorado for cash consideration of $23.00 per share. Prior to the acquisition, all Eldorado stock options that have not previously been exercised (the "Existing Options"), including those Existing Options that have not yet vested, will be canceled in return for the payment by Eldorado of the difference between the $23.00 price per share and the applicable Existing Option's exercise price. As of the date of the Acquisition Agreement, Eldorado had outstanding Existing Options entitling the holders to purchase 314,233 shares of Eldorado common stock, with an average exercise price of $10.27. The aggregate consideration payable to holders of Eldorado common stock and Existing Options (net of the tax benefit arising out of the Existing Options) will be approximately $89.6 million.

    ACQUISITION FINANCING. CSBI estimates that approximately $93.5 million of cash will be necessary to fund the payment of the cash consideration to the Eldorado shareholders and Option holders and of Acquisition-related expenses incurred by the Company. The Company will obtain such funding primarily from existing investors and certain institutional investors. The securities issued to fund the acquisition will include trust originated preferred stock and non-cumulative preferred stock, Class A common stock ("Senior Common"), Class B common stock and warrants to purchase approximately 4.5 million shares of Class B common stock.

    The Company has entered into a definitive agreement to sell the preferred stock and the Senior Common, the material terms of those securities are substantially as described below. If the Company is unable to make the quarterly cash dividend payments due on the preferred stock, it would be obligated to distribute to the holders of the preferred stock additional shares of Class B Common/a "PIK Distribution", resulting in a higher effective dividend rate.

    Existing shares of the Company's common stock will be reclassified as Class B common stock in connection with the transaction. The Senior Common will be entitled to a liquidation preference over the Class B Common if there is a liquidation or a change in control of the Company. The preference afforded Senior Common will have the effect of granting to the holders of those shares a right to a return of an amount per share equal to the original purchase price per share (less previous returns of capital and subject to increase as provided below).

    ACQUISITION DEPOSIT. As a condition to entering into the Acquisition Agreement before the Company's finalization of the terms of the preferred stock and the Senior Common, the

Company, in December 1996, placed $4.5 million in an escrow account which would be forfeited in the event that Company fails to finance the acquisition. Dartmouth Capital Group, L. P., the Company's controlling shareholder, and one of the Company's directors provided the funds for the escrow deposit. Those funds are initially in the form of a loan to the Company which (including interest thereon) would be converted to shares of Class B common stock upon the consummation of the Acquisition.

    TERMINATION FEE AND STOCK OPTION AGREEMENT. The Acquisition Agreement contains customary termination and expense allocation provisions, including provisions requiring Eldorado to pay the Company a termination fee of $3.5 million (the "Termination Fee") in the event that the Acquisition Agreement is terminated under certain circumstances relating to Eldorado's receipt from a third party of a competing proposal for the acquisition of Eldorado or its assets, or for a business combination of Eldorado with a third party.

    As a condition to entering into the Acquisition Agreement, the Company and Eldorado entered into a Stock Option Agreement granting the Company an option (the "Option") to acquire 468,200 shares of Eldorado common stock (constituting 11.0% of the Eldorado's Common Stock outstanding on a pro forma basis giving effect to the exercise of the Option) at a price of $22.00 per share. The Option will become exercisable only in the event that the Acquisition Agreement is terminated under circumstances that require Eldorado to pay the Termination Fee. In the event the Option becomes exercisable, the Company (or any transferee of the Company) may "put" the Option or the shares acquired thereunder to Eldorado, subject to regulatory approval, during a specified period in return for payment of an amount determined under a formula contained in the Option (which amount cannot exceed $1.0 million). The Option will expire and cease to be exercisable if the Acquisition Agreement is terminated under circumstances that do not require Eldorado to pay the Termination Fee or if the Option is not exercised within one year of the date on which it first becomes exercisable.

STRATEGIC PLAN

    Since the 1995 Recapitalization, Company has pursued a strategic plan that has focused on active and substantial efforts to acquire or enter into business combinations with other financial institutions. The acquisition of Eldorado, that is expected to close in the second quarter of 1997, will be the third such acquisition since the beginning of this year. The Company anticipates that it will continue this strategic plan after the closing of the Eldorado transaction. There can be no assurance, however, that the Company will in fact acquire or enter into any business combination with any other institution.

    The Company's goal is to develop a "super-community bank" with the following characteristics:

         A STRONG COMMUNITY AND RELATIONSHIP ORIENTATION. The Company will retain local flexibility in those areas that increase market responsiveness, encourage community involvement, maximize the value of its local identity and promote local flexibility and responsiveness.

         HIGH QUALITY, RESPONSIVE SERVICE, FLEXIBLE POLICIES AND PRICES WITH A BROAD PRODUCT LINE. The Company will strive to deliver superior customer service and to develop broad and enduring relationships, while avoiding excessive concentrations of business risk.

         COST EFFICIENCY AND APPROPRIATE TECHNOLOGY. The Company will centralize those responsibilities and decisions that do not have a direct impact on customer relationship management and will standardize those functions, tasks and responsibilities that provide significant operating efficiencies, add value to customer relationships or control risk. Specifically, standardization will be pursued in the following areas: product line and product features, operating policies and procedures, data processing, management information and financial systems, risk management and financial control systems, credit policies and processes, marketing systems and human resources policies and procedures.

SOUTHERN CALIFORNIA SUBSIDIARIES

    GENERAL. Currently, through Liberty and San Dieguito, the Company offers a broad range of commercial banking services in Southern California, catering especially to small businesses. Liberty and San Dieguito's products include various types of commercial, consumer and real estate loans, a full range of deposit products and other non-deposit banking services. In its marketing, the Company emphasizes commercial and professional clients, but balances its loan portfolio and deposit mix by offering a full range of consumer financial services to retail clients within its trade area and to its business client base.

    LIBERTY. Liberty commenced operations as a national banking association in 1982. Its main banking office and administrative offices are located at One Pacific Plaza, 7777 Center Avenue, Huntington Beach, California, which is near the intersection of the I-405 (San Diego) Freeway and Beach Boulevard. In June 1992, Liberty opened its full-service South Orange County branch office at 34206 Doheny Park Road, Dana Point, California, and in June 1996, Liberty opened a third full-service branch office at 17011 Beach Boulevard, Huntington Beach California, which is close to the Pacific Coast Highway. The primary service area of the Huntington Beach branches includes the cities of Huntington Beach, Westminster, Fountain Valley, Mid Way City, South West Santa Ana, Costa Mesa, Newport Beach, West Irvine, East Seal Beach and Garden Grove, California, from which Liberty attracts approximately 40% of its business.

    As the result of Liberty's active direct mail marketing, the Huntington Beach locations also attract customers from a secondary service area consisting primarily of Anaheim, Santa Ana and Irvine, California. The primary service area of the Dana Point branch includes the cities of Dana Point, Capistrano Beach, San Juan Capistrano and San Clemente. The Dana Point branch also attracts, through its direct mail advertising, customers from a secondary service area consisting primarily of the cities of Monarch Beach, Mission Viejo and Laguna Niguel.

    In February 1985, Liberty also opened a limited service loan production office in San Francisco at 44 Montgomery Street, Suite 500, San Francisco, California, primarily to produce and process loans guaranteed by the U.S. Small Business Administration ("SBA loans"); that office was relocated to its present address at 12 Orinda Way, Orinda, California in June 1995.

    SAN DIEGUITO. San Dieguito commenced operations as a national banking association in 1980. Its main banking office and administrative offices are located at 135 Saxony Road in Encinitas, California, which is approximately 25 miles north of San Diego. In December 1990, San Dieguito opened its full-service office at 675 Carlsbad Village Drive, Carlsbad, California, in the downtown area of Carlsbad, approximately 10 miles north of Encinitas. Together, the main office and the Carlsbad branch provide service primarily to the north coastal section of San Diego County.

    SBA LENDING CONCENTRATION. A substantial portion of the Company's business consists of originating and servicing SBA loans, and a substantial portion of its net income is generated from that business. Both San Dieguito and Liberty are qualified as "Preferred Lenders" under the SBA's programs, allowing them to originate SBA loans based on their own underwriting decisions and without prior approval of the SBA. The Company sells the government guaranteed portion of the SBA loans at a premium, a portion of which is immediately recognized as income. The remaining portion of the premium, representing the estimated normal servicing fees or a yield adjustment on the portion of the SBA loan retained by the Company, is deferred and recognized as income over the estimated life of the loan. Deferred SBA servicing fees were approximately $1.7 million at December 31, 1996. The total SBA loan portfolio serviced by the Company at December 31, 1996 was approximately $158.1 million; included in this amount is approximately $46.6 million that represents the portion of the SBA loans retained by the Company. There have from time to time been proposals in the U.S. Congress to curtail or otherwise modify the SBA loan guarantee programs. A significant reduction in the Company's ability to originate new SBA loans as a result of such legislative changes would have a material and adverse impact on the Company's asset generation and earnings (See "BUSINESS -- Effect of Governmental Policies and Legislation.")

NORTHERN CALIFORNIA SUBSIDIARY

    GENERAL. CSB's current principal business units are a Commercial Banking Division, a Mortgage Division and a Leasing Division. The Commercial Banking Division focuses on generating loans and raising deposits primarily in the greater Sacramento area. The Mortgage Division generates residential mortgage loans, (directly and through brokers and correspondents), and sells them in the secondary market. The Leasing Division generates equipment leases through wholesale sources, services those leases and (beginning recently) sells blocks of leases to other institutions.

    Approximately half of CSB's deposits consist of title deposits and
out-of-market CD's, both of which tend to be volatile.   Title deposits are
non-interest-bearing deposits, and, while they do not earn interest, CSB provides these depositors with certain specialized customer services, such as data processing, accounting, and courier services. CSB controls its customer service expenses by continuously monitoring the earnings performance of its account relationships and, on that basis, limiting the amount of servicing expense. Title deposits are volatile because they are sensitive to prevailing interest rates and other general economic factors that affect the demand for real estate. Administrative CDS are out-of-area deposits that are obtained by placing CSB's rates on various rate bulletin boards available at CD investment services. Out-of-market CDS are volatile because of the inherent interest rate sensitivity. CSB deals directly with the depositor and does not pay a fee or commission for those deposits.

    CSB's primary service areas consist of the greater Sacramento area for commercial loans and deposits and the western United States for residential mortgage loans and the mid-western and western states for equipment leasing transactions. In order to compete effectively with the other financial institutions in its primary service areas, CSB relies primarily upon local promotional activities, personal contacts by its officers, directors, employees and shareholders, automated 24-hour banking and the individualized service which it can provide through its flexible policies. In competing for loans, CSB has arranged for loans on a participation basis with correspondent banks for customers whose loan demand exceeds CSB's lending limit, and CSB intends to continue to do so in the future.

    CSB COMMERCIAL BANKING DIVISION. CSB's Commercial Banking Division operates a commercial banking business in the Greater Sacramento area. Commercial and real estate lending and deposit gathering from business customers of CSB are the primary focus of the Division, although the Division also engages in substantially all of the other business operations customarily conducted by independent commercial banks in California, including the acceptance of checking, savings and time deposits, the provision of cash management services, and the making of commercial, real estate, personal, home improvement and other installment loans and term extensions of credit.

    The largest segment of the Commercial Banking Division's lending consists of commercial real estate loans and real estate construction loans, which together aggregated $32.0 million, or 26.8% of CSB's gross loans and leases and at December 31, 1996. Loans of all types held by the Commercial Banking Division totaled $59.6 million at December 31, 1996, or approximately 50.0% of CSB's gross loans and leases.

    CSB MORTGAGE DIVISION. CSB entered the mortgage banking business in 1988. The Mortgage Division (sometimes referred to as the Residential Division) originates (directly and through brokers), acquires and sells first lien mortgage loans secured by single family residences. As a matter of normal practice, the Mortgage Division sells all of the loans it originates. Loans have historically been sold in the secondary mortgage market on both a servicing retained basis, in which CSB would continue to service the loan after sale, and a servicing released basis, in which CSB would transfer the servicing of the loan to the loan buyer. The Mortgage Division has historically from time to time also purchased servicing rights on loans it did not originate.

    The primary sources of revenue from the Mortgage Division have historically been bulk sales of servicing rights, loan origination fees, net interest income earned during the period that the loans are held for sale, gains from the sale of loans, loan servicing fee income and brokerage fees. Prior to the completion of the CSB Acquisition, CSB sold the majority of its servicing rights. The balance of CSB's servicing rights were sold in December 1996. Since May 1996, however, CSB has undertaken to sell all loans generated by the Mortgage Division either on a servicing released basis or, if the loans are sold on a servicing retained basis, to sell the servicing rights to third parties. This change is motivated in part by changes in the required accounting for retained loan servicing rights. Those accounting changes have the potential of causing volatile fluctuations in a mortgage lender's shareholders' equity.

    The Mortgage Division originates loans through two primary sources: (a) the retail market, which represents loans generated by a network of branch offices staffed with commission based loan officers who solicit loans directly from real estate brokers, home builders, and personal referral; and (b) the wholesale market, which represents loans generated through a network of approved mortgage brokers. All loans originated from these two sources are underwritten and closed by CSB. These sources are located throughout the Pacific Coast and Rocky Mountain regions of the United States.

    The Division sells the majority of conventional loans originated under programs offered by the Federal Home Loan Mortgage Corporation (FHLMC or "Freddie Mac") or the Federal National Mortgage Association (FNMA or "Fannie Mae"). The Division also originates loans insured by the Federal Housing Administration (FHA) or guaranteed by the Veterans Administration (VA). Those loans are sold either under a private sale agreement or pooled to form Government National Mortgage Association (GNMA) securities. These securities are then sold to investment banking firms. In addition, CSB originates loans that are eligible for sale to private investors. Those loans are underwritten to conform to the individual guidelines of these private investors.

     CSB LEASING DIVISION. CSB entered the leasing market in 1990. The Leasing Division remained small from 1990 until 1993, when the slowdown in residential mortgage originations that prevailed throughout the industry enabled CSB to place more emphasis on the Leasing Division. The Division's equipment lease portfolio has grown substantially since 1993, increasing from $9 million at December 31, 1993 to $28.1 million at December 31, 1995, and to $42.9 million at December 31, 1996.

     The production of new leases now comes exclusively from the wholesale sector through a network of brokers. CSB believes that the use of its wholesale distribution network provides both risk diversification and costs efficiencies. As of January 1, 1995, CSB ceased to accept lease applications directly from customers; in 1994, leases made directly to customers made up 8% of production. The wholesale sources of leases on which CSB now relies are primarily located throughout the mid-western and western United States. CSB makes no consumer leases and no automobile leases, either to consumers or businesses. The average size of CSB's leases originated during 1996 was approximately $25,000.

     CSB REAL ESTATE VENTURES. CSB also invested in several real estate joint ventures through a subsidiary, CSB Ventures, Inc. ("CSB Ventures"), prior to the adoption of the Federal Deposit Insurance Corporation Improvement Act of 1991, which substantially limited banks' authority to make such investments. CSB Ventures currently retains one of such investments, having an aggregate net value as of December 31, 1996 of $764,000, which it is actively marketing for sale. There can be no assurance that the Company will be able to realize all or substantially all of the current carrying value of this real estate investment.

HISTORICAL DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY

     The following schedule sets forth (for the Company on a consolidated basis) the annual average amount outstanding for each major category in the statements of condition for the periods stated and the percent of total assets. the Company did not engage in foreign activities in either period.


                                            FOR THE YEAR ENDED DECEMBER 31,
                                            -------------------------------
                                              1996                  1995
                                              ----                  ----
                                        AVERAGE  PERCENT      AVERAGE   PERCENT
                                        BALANCE  OF TOTAL     BALANCE   OF TOTAL
                                        -------  --------     -------   --------
    ASSETS
    Cash and due from banks            $ 14,611     6.04%     $ 3,757     6.59%
    Federal funds sold                   17,837     7.37        2,128     3.73
    Time deposits with other banks        1,254      .52          868     1.52
    Securities                           32,886    13.60        5,061     8.88
    Loans and leases, net               146,743    60.67       42,272    74.17
    Other assets                         28,535    11.80        2,909     5.11
                                       --------   ------      -------   ------
      Total Assets                     $241,866   100.00%     $56,995   100.00%
                                       --------   ------      -------   ------
                                       --------   ------      -------   ------

    LIABILITIES:
    Deposits
      Demand, non-interest-bearing     $ 52,273    21.61%     $11,197    19.65%
      Demand, interest-bearing           24,464    10.11       10,492    18.41
      Money market                       18,135     7.50        9,176    16.10
      Savings                            28,917    11.96        5,235     9.18
      Time certificates                  91,987    38.03       18,394    32.27
                                       --------   ------      -------   ------
        Total Deposits                  215,776    89.21       54,494    95.61
    Federal funds purchased                  16      .01         -         -
    Other borrowing                         402      .17         -         -
    Long-term debt                          537      .22        1,776     3.12
    Other liabilities                     4,437     1.83          806     1.41
                                       --------   ------      -------   ------
    Total Liabilities                   221,168    91.44       57,076   100.14

    SHAREHOLDERS' EQUITY
    Common Stock                             53      .02        2,203     3.87
    Surplus                              24,709    10.22        2,510     4.40
    Undivided Profits                    (4,064)   (1.68)      (4,794)   (8.41)
                                       --------   ------      -------   ------
    Total Shareholders' Equity           20,698     8.56          (81)    (.14)
                                       --------   ------      -------   ------
    Total Liabilities and Equity       $241,866   100.00%     $56,995   100.00%
                                       --------   ------      -------   ------
                                       --------   ------      -------   ------

PRODUCT FOCUS

     The Company intends to coordinate its activities within defined lines of business. Those lines of business will include:

          COMMERCIAL BANKING, including cash management, small business banking, commercial leasing and commercial real estate, and

          RETAIL BANKING, including residential mortgage loans and consumer and automobile lending.

     As a consequence of the 1995 Recapitalization (which fundamentally changed the Company's capital structure and capital levels, and brought new management) and the Liberty and CSB Acquisitions (each of which substantially increased the Company's assets), the historical information and data provided in this report with respect to the business of CSB, Liberty and San Dieguito may not be indicative of the Company's current or future operations or results.

DEPOSITS AND SERVICES

     Through its subsidiary Banks, the Company offers a full range of deposit products, including business and personal checking, savings, time deposits and money market accounts. It also offers a range of business-oriented financial services, including international (through correspondent banks) and domestic letters of credit and night deposit facilities, as well as other services used by business and consumer customers including safe deposit services, postage paid bank-by-mail, and transfer services such as wire transfers, travelers' checks, cashier's checks and money orders. It operates 24-hour automated teller machines ("ATM") at its banking offices, and has drive-through banking at San Dieguito's main office.

     In addition, the Company offers specialized services including cash management services (i.e. payroll, remittance banking and consolidated accounts) and courier service to qualifying clients, and appoints personal account officers to key relationship clients in order to better support their specific banking requirements. It also offers 24-hour banking by telephone and banking through the use of personal computers. Its consumer services complement its business emphasis by offering a range of personal and private banking financial services such as interest-bearing checking, fee-based checking, savings, money market accounts, tailored time certificates of deposit, and personal investment referral.

     The Company does not operate a trust department or provide international banking services directly; however, it can arrange with correspondent institutions to offer trust and international services to its customers from time to time upon request. Liberty and San Dieguito do not issue VISA or MasterCard credit cards, but are a merchant depository for cardholder drafts under both types of credit cards. CSB does issue VISA credit cards but only on a limited basis to qualifying business customers.

     The following table shows the average amount and average rate paid on the categories of deposits for each of the past two calendar years:

                                             YEAR ENDING DECEMBER 31,
                                             ------------------------
                                             1996                1995
                                             ----                ----
                                             (DOLLARS IN THOUSANDS)
                                       AMOUNT     RATE      AMOUNT    RATE

    Non-interest-bearing demand       $ 52,273    0.00%     $11,197   0.00%
    Interest-bearing demand             24,464    2.80%      10,492   1.42%
    Money Market                        18,135    2.72%       9,176   2.52%
    Savings                             28,917    3.98%       5,235   2.20%
    Time                                91,987    5.70%      18,394   5.84%
                                      --------              -------
      Total                           $215,776    3.51%     $54,494   2.88%
                                      --------              -------
                                      --------              -------

     Additionally, the following table shows the maturities of time certificates of deposits of $100,000, or more at December 31, 1996:

                                                       AT DECEMBER 31, 1996
                                                      ----------------------
                                                      (DOLLARS IN THOUSANDS)

        Due in three months or less                           $16,387
        Due in over three months through six months             2,754
        Due in over six months through twelve months            6,460
        Due in over twelve months                                 302
                                                              -------
          Total                                               $25,903
                                                              -------
                                                              -------

BORROWINGS

     While the Company has not had need in recent periods for short-term borrowings to provide liquidity, if necessary the Company is eligible, through its subsidiary Banks, Liberty and San Dieguito, to borrow at the Federal Reserve discount window. As of December 31, 1996, San Dieguito had pledged an aggregate of approximately $1.0 million in commercial mortgage loans to the Federal Reserve Bank of San Francisco as collateral for such borrowings, enabling it to borrow up to approximately $550,000. Additionally, through its subsidiary Bank CSB, the Company is able to borrow through programs offered at the Federal Home Loan Bank of San Francisco. As of December 31, 1996, CSB did not have any securities pledged to the Federal Home Loan Bank of San Francisco as collateral for such borrowings, however, upon delivery of sufficient securities CSB has the ability to borrow up to approximately $17.0 million.

     Overnight borrowings may also be effected through purchases of Federal funds from correspondent banks. The Company has had little need of such borrowings during recent periods. During 1996, an average of $16,000 was borrowed at a weighted average interest rate of 6.25%. In 1995, an average of $6,300 was borrowed at a weighted average interest rate of 5.98%.

LENDING BUSINESS

     Through its subsidiary Banks, the Company offers a full range of commercial loans specifically designed to support the banking needs of small businesses in their market areas. Its products include accounts receivable financing, term loans, commercial notes, short term commercial real estate financing and construction financing, including both term and revolving loans, which generally are secured by business assets of various types. As noted above, the Company also offers SBA loans. Finally, the Company offers some types of consumer loans such as automobile loans, overdraft lines of credit and home equity loans to retail clients within its trade area and to its business client base.

     At December 31, 1996, real estate loans were approximately 55% of the loan portfolio. Such loans (other than SBA loans) are generally secured by a first trust deed and are for a period of five years or less with a floating interest rate. Approximately 57% of the real estate loans were secured by commercial properties, most of which are owner-occupied, and generally with a maximum loan-to-value (appraised) ratio of 75%. Construction loans represent approximately 8% of total real estate loans and are generally made for owner occupied buildings rather than for speculative purposes. An additional 35% of the real estate loans are secured by improved single family residential properties, included in which are approximately $10.8 million of loans that are held for sale.

     The Company's subsidiary Banks, like other lenders, also make a number of unsecured loans, based upon the cash flow, income, character and/or net worth of the borrower. Collectibility of those loans is solely dependent upon the borrower's financial capability at maturity. Unsecured loans, in many cases, are more risky than secured loans. At December 31, 1996, the portfolio included $47.8 million in commercial loans and $22.5 million in installment loans which were considered to be unsecured, for a total of $70.3 million , or 25.6% of the loan portfolio. However, a majority of those loans are collateralized by junior liens on real estate, by personal property or by governmental agency guarantees.

     Through the Company's subsidiary CSB, the Company originates small equipment leases to businesses on a wholesale basis. These leases are small in dollar with the average lease being approximately $25,000 and are underwritten solely based upon information confirmed on an application prepared by the lessee. At December 31, 1996, the Company had $46.5 million of such leases that represented approximately 17% of the Company's total loan and lease portfolio.

     The following table sets forth the amount of domestic loans outstanding for the Company at the end of each of the past two calendar years, according to type of loan, inclusive of mortgage loans held for sale. The Company has no foreign loans or energy-related loans.

                                                     DECEMBER 31,
                                       ----------------------------------------
                                             1996                    1995
                                       ---------------          ---------------

                                                   % OF                   % OF
                                                   TOTAL                  TOTAL
                                        AMOUNT     LOANS       AMOUNT     LOANS
                                        ------     -----       ------     -----
                                                 (DOLLARS IN THOUSANDS)

    Commercial                         $ 47,772    17.41%     $   -         -  %
    Real estate-commercial               86,397    31.48        16,188    41.48
    Real estate-construction             18,812     6.85           599     1.54
    Real estate-other                    52,487    19.12        15,710    40.26
    Installment loans to individuals     22,512     8.20         6.525    16.72
    Lease financing                      46,498    16.94          -          -
                                       --------   ------      --------   ------
    Total                               274,478   100.00%       39,022   100.00%
                                                  ------                 ------
                                                  ------                 ------
    Less: allowance for loan losses      (5,156)                  (639)
    Deferred loan fees                   (2,444)                   (45)
                                       --------               --------
    Net Loans                          $266,878               $ 38,338
                                       --------               --------
                                       --------               --------

     The following table shows the amounts of certain categories of loans outstanding as of December 31, 1996, which, based on remaining scheduled repayments of principal, were due in one year or less, more than one year through five years, and more than five years. The amounts due after one year are classified according to the sensitivity to changes in interest rates. Demand or other loans having no stated maturity and no stated schedule of repayments are reported as due in one year or less.

                                                         DECEMBER 31, 1996
                                                   -----------------------------
                                                   COMMERCIAL        REAL ESTATE
                                                   ----------        -----------
                                                      (DOLLARS IN THOUSANDS)

   Aggregate maturities of loans which are due:
       In one year of less                          $39,351           $ 46,134
   After one year through five years:
       Interest rates are floating or adjustable      8,421             19,034
       Interest rates are fixed or predetermined       -                12,807
   After 5 years:
       Interest rates are floating or adjustable       -                51,848
       Interest rates are fixed or predetermined       -                27,873
                                                    -------           --------
           Total                                    $47,772           $157,696
                                                    -------           --------
                                                    -------           --------

NONACCRUAL ASSETS

    The Company's current policy is to stop accruing interest on loans which are past due as to principal or interest 90 days or more, except in circumstances where the loan is well-secured and in the process of collection. When a loan is placed on nonaccrual, previously accrued and unpaid interest is generally reversed out of income unless adequate collateral appears to be available from which to collect the amounts due.
The following table shows the total aggregate principal amount of nonaccrual and other non-performing loans (accruing loans on which interest or principal is past due 90 days or more) as of the end of each of the past two years.
For the twelve months ended December 31, 1996, additional gross interest income of $474,000 would have been recorded on nonaccrual loans, and for calendar year 1995 additional gross interest income of $192,000 would have been recorded on nonaccrual loans, in each case had the loans been current. No accrued but unpaid interest income on such loans was in fact included in the Company's net income.

                                                           AT DECEMBER 31,
                                                           --------------
                                                       1996              1995
                                                       ----             -----
                                                       (DOLLARS IN THOUSANDS)

    Loans on a nonaccrual basis, not restructured      $5,483           $1,492
    Accruing loans past due 90 days or more             1,314               46
    Restructured loans                                  2,200               82
                                                       ------           ------
         Total                                         $8,997           $1,620
                                                       ------           ------
                                                       ------           ------

         As a percent of outstanding loans                3.3%             4.2%


    Loans aggregating $7.7 million at December 31, 1996 have been designated as impaired in accordance with SFAS 114 as amended by SFAS 118. The Company's method used to measure the amount of impairment on these loans is to compare the loan amount to the fair value of collateral. The total allowance for loan losses related to these loans was $695,000 at December 31, 1996.

    As of the end of the most recent period, management was not aware of any loans that had not been placed on nonaccrual status as to which there were serious doubts as to the ability of the respective borrowers to comply with present loan repayment terms.

    As of December 31, 1996, in management's judgment, a concentration of loans existed in the commercial loan area and real estate loans. At that date, approximately 49% of the Company's loans were commercial loans, many of which are secured by real estate collateral. At that date, approximately 26% of the Company's loans were real estate and construction loans, many of which are secured by residential mortgages. While management believes such concentrations to have no more than the normal risk of collectibility, a substantial decline in real estate values could have an adverse impact on collectibility, increase the level of real estate-related non-performing loans, or have other adverse impact. While San Dieguito, Liberty and CSB remain separate banks and therefore cannot freely transfer funds between one another, the acquisition of Liberty and CSB reduces the Company's previous reliance on the narrower San Diego County market. Nonetheless, economic difficulties that prevail throughout the broader Southern California market would be likely still to have an adverse effect on the Company's loan portfolio.

    At December 31, 1996, the Company had OREO properties with an aggregate carrying value of $3.6 million. During 1996, properties with a total carrying value of $5.5 million were added to OREO, of which $1.6 million were acquired in both the Liberty and CSB acquisitions and an additional $2.3 million as a result of foreclosure. Properties with a total carrying value of $4.1 million were sold and properties were written down by approximately $72,000. During calendar year 1995, properties with a total carrying value of $1.1 million were added to OREO, properties with a total carrying value of $476,000 were sold and properties were written down by $383,000. All of the OREO properties are recorded by the Company at amounts which are equal to or less than the market value based on current independent appraisals reduced by estimated selling costs.

ALLOWANCE FOR LOAN LOSSES

    The Company maintains an allowance for loan and lease losses, intended to absorb losses that may occur in its loan portfolio. The Company's aggregate allowance for loan losses at December 31, 1996 was approximately $5.2 million, or approximately 2.0% of gross loans. (See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Allowance and Provision for Loan Losses" herein.)

    In determining the adequacy of the allowance for loan losses, management considers such factors as historical loan loss experience, known problem loans, evaluations made by regulatory agencies and the Company's outside loan reviewer, assessment of economic conditions, and other appropriate data to identify the risks in the portfolio. In determining the amount of the allowance, a specific allowance amount is assigned to those loans with identified special risks, and the remaining loan portfolio is reviewed by category and assigned a specific allowance percentage for inherent losses. The allocation process does not necessarily measure anticipated future credit losses; rather, it reflects management's assessment at a certain date of perceived credit risk exposure and the impact of current and anticipated economic conditions, which may or may not result in future credit losses.

    In December 1993, the federal banking agencies issued an interagency policy statement on the allowance for loan and lease losses which, among other things, establishes certain benchmark ratios of loan loss reserves to classified assets. The benchmark set forth by such policy statement is the sum of (i) assets classified loss; (ii) 50% of assets classified doubtful;
(iii) 15% of assets classified substandard; and (iv) estimated credit losses on other assets over the upcoming 12 months. At December 31, 1996, the Company's allowance constituted 180% of the benchmark amount suggested by the federal banking agencies' policy statement.

    The table below summarizes average loans outstanding for each of the last two calendar years, and changes in the allowance for possible loan losses arising from loan losses and additions to the allowance from provisions charged to operating expense:

                                                            DECEMBER 31,
                                                            -----------
                                                       1996            1995
                                                       ----            ----
                                                     (DOLLARS IN THOUSANDS)

    Average loans outstanding                        $146,743       $42,272
                                                     --------       -------
                                                     --------       -------
    Allowance for loan losses
         Balance at beginning of period              $    639       $   821
                                                     --------       -------
         Balance acquired                               4,382
         Loans charged off during period
              Commercial, financial and
              agricultural                                430           258
              Real estate--mortgage                       144           115
              Installment                                  76           329
                                                     --------       -------
                Total                                     650           702
         Recoveries during period
              Commercial, financial and
              agricultural                                103           121
              Real estate--mortgage                        61             2
              Installment                                 106           102
                                                     --------       -------
                 Total                                    270           225
                                                     --------       -------
    Net loans charged off during period                   380           477
    Additions charged to operations                       515           295
                                                     --------       -------
    Balance at end of period                         $  5,156       $   639
                                                     --------       -------
                                                     --------       -------
    Loan loss and quality ratios:
         Net charge-offs to average loans(1)             0.26%         1.13%
         Provision for loan losses to
          average loans(1)                               0.35%         0.70%
         Allowance at end of period to
          gross loans outstanding at end of period       1.88%         1.64%
         Allowance as % of non-performing loans         57.31%        39.44%



___________________________
(1) Charge-offs and provision for loan losses annualized for interim period computations.

    Based upon the average aggregate loan losses in each of the preceding two years for all California banks, the following table indicates management's allocation of the allowance for each of the past two calendar years:

                                            YEAR ENDED DECEMBER 31,
                                ------------------------------------------------
                                             (DOLLARS IN THOUSANDS)
                                          1996                    1995
                                          ----                    ----
                                            PERCENTAGE                PERCENTAGE
                                AMOUNT OF    OF TOTAL     AMOUNT OF    OF TOTAL
                                ALLOWANCE   ALLOWANCE     ALLOWANCE   ALLOWANCE
                                ---------   ----------    ---------   ----------
Commercial, financial
and agricultural                $     63        1.2%         $  32         5.0%
Real estate & constructio          1,182       22.9            242        37.9
Consumer                             666       12.9             51         8.0
Unallocated                        3,245       63.0            314        49.1
                                --------      -----          -----       -----
   Total                        $  5,156      100.0%         $ 639       100.0%
                                --------      -----          -----       -----
                                --------      -----          -----       -----

    The calculation of the adequacy of the allowance for loans losses requires the use of management estimates. These estimates are inherently uncertain and depend on the outcome of future events. Management's estimates are based upon previous loan loss experience and current economic conditions as well as the volume, growth and composition of the loan portfolio, the estimated value of collateral and other relevant factors. The Company's lending is concentrated in Southern California, which has experienced adverse economic conditions, including declining real estate values. These factors have adversely affected borrowers' ability to repay loans. Although management believes the level of the allowance is adequate to absorb losses inherent in the loan portfolio, an additional decline in the local economy may result in increasing losses that cannot reasonably be predicted at this date. Given the current economic conditions in the Company's market area the importance of real estate values to the Company's loan portfolio, it is possible the level of non-performing loans may increase until the local economy improves significantly. The possibility of increased costs of collection, nonaccrual of interest on those which are or may be placed on nonaccrual, and further charge-offs could have an adverse impact on the Company's financial condition in the future.

    Although no assurance can be given that actual losses will not exceed the amount provided for in the allowance, management believes that the allowance for loan losses is adequate in light of all known relevant factors. Even if it is adequate, however, increased costs of collection on some of these loans, nonaccrual of interest on those which are or may be placed on nonaccrual, and the possibility of further charge-offs could have an adverse impact on the Company's profitability in the near future. (See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Allowance and Provision for Loan Losses" herein for additional information.)

INVESTMENT SECURITIES

    The Company maintains a portion of its assets in investment securities to balance risk and to ensure adequate liquidity. (See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Liquidity" herein.) At December 31, 1996, approximately $20.0 million, or 57% of the Company's investment securities were classified as held-to-maturity and the remaining $15.2 million, or 43% were classified as available-for-sale. The amortized cost and estimated market value of the Company's investments at December 31, 1996 were as follows:
                                              AT DECEMBER 31, 1996
                                              --------------------
                                             (DOLLARS IN THOUSANDS)
                                                 GROSS        GROSS   ESTIMATED
                               AMORTIZED    UNREALIZED   UNREALIZED      MARKET
                                    COST          GAIN         LOSS       VALUE
Available for Sale:

U.S. Treasury                    $14,394          $ 25          $(9)    $14,410
State and municipal securities       761             4            -         765
                                 -------          ----          ---     -------
  Total                          $15,155          $ 29          $(9)    $15,175
                                 -------          ----          ---     -------
                                 -------          ----          ---     -------



                                              AT DECEMBER 31, 1996
                                              --------------------
                                             (DOLLARS IN THOUSANDS)
                                                 GROSS        GROSS   ESTIMATED
                               AMORTIZED    UNREALIZED   UNREALIZED      MARKET
                                    COST          GAIN         LOSS       VALUE
Held to Maturity:

U.S. Treasury                    $   499          $  3        $   -     $   502
U.S. Government Agencies          19,226            30         (150)     19,106
State and municipal securities       300             3           (1)        302
                                 -------          ----        -----     -------
  Total                          $20,025          $ 36        $(151)    $19,910
                                 -------          ----        -----     -------
                                 -------          ----        -----     -------

    The following tables show the maturities of investment securities December 31, 1996 and 1995, and the weighted average yields of such securities:



                                                                                      DECEMBER  31,
                                                                                      -------------
                                                                         1996                               1995
                                                                         ----                               ----
                                                                                 WEIGHTED                           WEIGHTED
                                                             BOOK      MARKET    AVERAGE        BOOK      MARKET    AVERAGE
                                                             VALUE     VALUE      YIELD         VALUE     VALUE      YIELD
                                                             -------   -------   --------       ------    ------    --------
                                                                                 (DOLLARS IN THOUSANDS)
U.S. Government agencies and Municipal Bonds
Within one year...........................................   $ 9,212   $ 9,219     5.73%        $3,980    $4,013     6.15%
  After one year but within five years....................    24,267    24,271     6.46          2,949     2,954     5.85
  After five years .......................................     1,701     1,595     6.50             80        90     9.44
                                                             -------   -------                  ------    ------
  Total...................................................   $35,180   $35,085     6.26%        $7,009    $7,057     6.06%

Federal Reserve Bank Stock:
  No stated maturity......................................   $   491       491     6.00%        $  113    $  113     6.00%
                                                             -------   -------                  ------    ------
    Total Federal Reserve Bank stock......................   $   491   $   491     6.00%        $  113    $  113     6.00%
                                                             -------   -------                  ------    ------

Total investment portfolio................................   $35,671   $35,576     6.26%        $7,122    $7,170     6.06%
                                                             -------   -------                  ------    ------
                                                             -------   -------                  ------    ------


COMPETITION

    The banking and financial services business in California generally, and in the Company's market area specifically, is highly competitive. The increasingly competitive environment is a result primarily of changes in regulation, changes in technology and product delivery systems, and the
accelerating pace of consolidation among financial services providers.   The
market is dominated by a relatively small number of major banks which have many offices operating over wide geographic areas. The Company competes for loans, deposits and customers for financial services with other commercial banks, savings and loan associations, securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market funds, credit unions, and other nonbank financial service providers. Many of these competitors are much larger in total assets and capitalization, have greater access to capital markets and offer a broader array of financial services than the Company. In order to compete with the other financial services providers, the Company principally relies upon local promotional activities, personal relationships established by officers, directors and employees with their respective customers, and specialized services tailored to meet their customers' needs.

    The Company has developed its business through the services it offers and through an aggressive program of referrals, advertising and officer solicitation. In the early years, both San Dieguito and Liberty experienced their initial growth through director-referred business and direct officer calls on prospective business clients. As the banks matured, their marketing emphasis switched to newspaper advertising, direct mail promotion and aggressive officer sales calling programs. More recently, Liberty's marketing mix has also included telemarketing and cable television advertising. As previously noted, the Company's key clients are assigned personal account officers who are primarily responsible for their various client relationships.

 SUPERVISION AND REGULATION

    The Company and its subsidiary banks are subject to extensive regulation and supervision under various federal and state laws. The Company is a bank holding company subject to regulation and supervision by the FRB pursuant to the BHC Act. Bank holding companies must file with the FRB an annual report and such additional reports as the FRB may require and are subject to periodic examinations by the FRB.

    Liberty and San Dieguito are national banks, having been chartered by the Office of the Comptroller of the Currency (the "OCC") under the National Bank Act, and therefore are subject to regulation, supervision and periodic examination by the OCC. CSB is a California-chartered commercial bank that is not a member of the Federal Reserve System, is subject to regulation, supervision and periodic examination by the California State Banking Department (the "Banking Department") and the FDIC.

    Each Operating Bank's deposits are insured by the FDIC to the maximum extent permitted by law, which is currently $100,000 per depositor in most cases. The deposits of San Dieguito and Liberty are insured under the FDIC's Bank Insurance Fund ("BIF"), while the deposits of CSB are insured under the FDIC's Savings Association Insurance Fund ("SAIF").

    The regulations of the FRB, the OCC, the FDIC and the Banking Department will govern most aspects of the Operating Banks' business and operations, including, but not limited to, the scope of their respective businesses, investments, reserves against deposits, the nature and amount of any collateral for loans, the timing of availability of deposited funds, the issuance of securities, the payment of dividends, bank expansion and bank activities, including real estate development and insurance activities. The Operating Banks are also subject to requirements and restrictions of various consumer laws and regulations.

    The federal and state banking agencies have broad enforcement powers over depository institutions, including the power to impose substantial fines and other civil and criminal penalties, to terminate deposit insurance, and to appoint a conservator or receiver under a variety of circumstances. The FRB also has broad enforcement powers over bank holding companies, including the power to impose substantial fines and other civil and criminal penalties.

    At the direction of the FDIC and the Banking Department, CSB's Board of Directors adopted a resolution in March 1996 requiring CSB to, among other things, (i) maintain a leverage capital ratio of at least 6.5%; (ii) reduce classified assets to prescribed amounts by specified dates; (iii) establish policies for identifying problem assets; (iv) increase CSB's allowance for loan losses and thereafter maintain its allowance at such levels determined to be adequate by its Board of Directors; and (v) periodically report on certain matters to the FDIC and the Banking Department until further notice from those regulators. (For discussions of capital ratios and other bases upon which banks are evaluated by banking regulators, see "BUSINESS -- Capital Adequacy Requirements" and "-- Safety and Soundness Standards" herein.) Prior to the adoption of those resolutions, CSB had operated under a Memorandum of Understanding entered into with the FDIC and the Banking Department in 1994 that contained substantially similar requirements. The FDIC and the Banking Department have terminated their interests in the Memorandum of Understanding, conditioned on CSB's Board's adoption of the resolutions described above.

    The following sections of this report are a description of statutory and regulatory provisions and proposals, which is not intended to be a complete description of those provisions or their effects on the Company or the Banks, and is qualified in its entirety by reference to the particular statutory or regulatory provisions or proposals.

LIMITATIONS ON BANK HOLDING COMPANY ACTIVITIES

    With certain limited exceptions, the BHCA requires every bank holding company to obtain the prior approval of the FRB before undertaking any of the following activities: (i) acquiring direct or indirect ownership or control of any voting shares of another bank or bank holding company if, after such acquisition, it would own or control more than 5% of any class of voting shares (unless it already owns or controls the majority of such shares); (ii) acquiring all or substantially all of the assets of another bank or bank holding company; or (iii) merging or consolidating with another bank holding company. The FRB will not approve any acquisition, merger or consolidation that would have a substantially anti-competitive result, unless the anti-competitive effects of the proposed transaction are clearly outweighed by a greater public interest in meeting the convenience and needs of the community to be served. The FRB also considers capital adequacy and other financial and managerial factors, as well as compliance with the Community Reinvestment Act of 1977 (the "CRA"), in reviewing proposed acquisitions or mergers. (See "BUSINESS -- Consumer Protection Laws and Regulations -- The Community Reinvestment Act" herein.)

    With certain exceptions, the BHCA also prohibits a bank holding company from acquiring or retaining direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank or bank holding company, or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. The principal exceptions to those prohibitions involve certain non-bank activities which, by statute or by FRB regulation or order, have been identified as activities closely related to the business of banking or of managing or controlling banks. In making that determination, the FRB considers whether the performance of such activities by a bank holding company can be expected to produce benefits to the public such as greater convenience, increased competition or gains in efficiency, which can be expected to outweigh the risks of possible adverse effects such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices.

    Furthermore, under the BHCA and certain regulations of the FRB, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services. For example, in general, none of the Operating Banks may condition the extension of credit to a customer upon the customer obtaining other services from Holdco or any of its other subsidiaries, or upon the customer promising not to obtain services from a competitor.

REGULATORY RESTRICTIONS ON DISTRIBUTIONS TO SHAREHOLDERS

    STOCK REDEMPTIONS. Bank holding companies are required to give the FRB notice of any purchase or redemption of their outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the bank holding company's consolidated net worth. The FRB may disapprove such a purchase or redemption if it determines that the proposal would violate any law, regulation, FRB order, directive, or any condition imposed by, or written agreement with, the FRB. Bank holding companies whose capital ratios exceed the thresholds for "well capitalized" banks on a consolidated basis are exempt from the foregoing requirement if they were composite CAMEL-rated 1 or 2 in their most recent inspection and are not the subject of any unresolved supervisory issues.

    DIVIDENDS. FRB policies declare that a bank holding company should not pay cash dividends on its common stock unless its net income is sufficient to fund fully each dividend, and its prospective rate of earnings retention after the payment of such dividend appears consistent with its capital needs, asset quality and overall financial condition. Other policies forbid the payment by bank subsidiaries to their parent companies of management fees which are unreasonable in amount or exceed the fair market value of the services rendered.

    One of the principal sources of revenue for The Company will be the dividends received from the subsidiary banks and other subsidiaries, if any, and interest earned on short-term investments and advances to subsidiaries. Federal law restricts the amount of dividends that national banks such as Liberty and San Dieguito may lawfully pay. In general, a national bank may not pay a dividend that would impair its capital. In addition, a dividend may not be paid if the total of all dividends declared by a national bank in any calendar year is in excess of the current year's net profits combined with the retained net profits of the two preceding years (less any required transfers to surplus), unless the bank obtains the prior approval of the OCC.
 A dividend also may not be paid in excess of a bank's undivided profits then on hand, after deducting bad debts in excess of the reserve for loan losses. Under the more restrictive of those limitations, as of December 31, 1996, San Dieguito could not have declared a dividend.

    Under California law, CSB may only declare a cash dividend out of CSB's net profits up to the lesser of CSB's retained earnings or net income for the last three fiscal years (less any distributions to shareholders made during such period). In the event that CSB has no retained earnings or net income for the prior three fiscal years, cash dividends may be paid in an amount not exceeding the greatest of (i) net income for CSB's previous fiscal year, (ii) net income for CSB's current fiscal year or (iii) retained earnings of CSB, upon obtaining the prior approval of the Superintendent. Limitations on each Bank's ability to pay dividends to its corporate parent may impact the Company's ability to meet obligations incurred.

    The payment of dividends on capital stock by The Company and the Operating Banks may also be limited by other factors, including applicable regulatory capital requirements and broad enforcement powers of the federal regulatory agencies. Both the federal banking agencies and, in the case of a state-chartered bank, the Banking Department, have broad authority to prohibit a bank (or, where applicable, a bank holding company) from engaging in banking practices which the banking agency considers to be unsafe or unsound. It is possible, depending upon the financial condition of the bank or holding company in question and other factors, that the applicable regulator may assert that the payment of dividends or other payments by the bank or holding company is considered an unsafe or unsound banking practice and, therefore, implement corrective action to address such a practice.

    The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") generally prohibits a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its holding company if the depository institution would thereafter be "undercapitalized" for regulatory purposes.

    Those regulations and restrictions may limit The Company's ability to obtain funds from the Operating Banks for its cash needs, including funds for payment of interest and operating expenses and dividends, if any.

TRANSACTIONS WITH AFFILIATES

    The Banks are subject to restrictions under federal law which limit certain transactions by each of them with The Company and its non-banking subsidiaries, including extensions of credit, investments or asset purchases.
 Extensions of credit by any subsidiary bank with any one affiliate are limited in amount to 15% of such subsidiary bank's unimpaired capital and surplus or 25% of unimpaired capital and surplus if the extensions of credit are fully secured in accordance with applicable regulations. Federal law also provides that extensions of credit to affiliates must be made on substantially the same terms as, and following credit underwriting procedures that are no less stringent than, those prevailing at the time for comparable transactions involving other non-affiliated, or, in the absence of comparable transactions, on terms and under circumstances, including credit standards, that in good faith would be offered to, or would apply to, affiliates. The purchase of low quality assets from affiliates is generally prohibited.

RESTRICTIONS ON CHANGES OF CONTROL

    Subject to certain limited exceptions, no company (as defined in the BHCA) or individual can acquire control of a bank holding company, such as The Company, without the prior approval or non-disapproval, as the case may be, of the FRB. Prior approval of the FRB would be required for an acquisition of control of the Company by a "company" as defined in the BHCA. In general, FRB regulations provide that "control" means the power to vote 25% or more of any class of voting stock, the power to control in any manner the election of a majority of the board of directors, or the power to exercise, directly or indirectly, a controlling influence over management or policies as determined by the FRB. As part of such acquisition, the company would be required to register as a bank holding company (if not already so registered) and have its business activities limited to those activities which the FRB determines to be so closely related to banking as to be a proper incident thereof. (See "BUSINESS -- Limitations on Bank Holding Company Activities" herein.) FRB regulations also provide that there is a presumption that any company which owns less than 5% of any class of voting securities of a bank holding company does not have control over that company.

    Any individual (or group of individuals acting in concert) who intends to acquire control of a bank holding company, such as the Company, generally must give 60 days prior notice to the FRB under regulations promulgated pursuant to the Change in Bank Control Act of 1978. Control for the purpose of those regulations is presumed to exist if, among other things, an individual owns, controls or has the power to vote 25% or more of a class of voting stock of the bank or bank holding company, or an individual owns, controls or has the power to vote 10% or more of a class of voting stock of the bank or bank company and (i) the company's shares are registered pursuant to Section 12 of the Exchange Act, or (ii) such person would be the largest shareholder of the institution. The statute and underlying regulations authorize the FRB to disapprove the proposed transaction based on the evaluation of certain specified factors, including, without limitation, competition, management and financial condition.

CROSS-GUARANTEE AND HOLDING COMPANY LIABILITY

    Any FDIC-insured depository institution may be liable for any loss incurred by the FDIC, or any loss which the FDIC reasonably anticipates incurring, in connection with the default of any commonly controlled FDIC-insured depository institution or any assistance provided by the FDIC to any such institution in danger of default. Any obligation or liability owed by a subsidiary depository institution to its parent company is subordinate to the subsidiary institution's cross-guarantee liability. If any of the Company's direct or indirect subsidiary banks were placed into conservatorship or receivership, because of the cross-guarantee provisions, The Company would likely lose its investment in all of its subsidiary banks.

    The FDIC may provide federal assistance to a "troubled institution" without placing the institution into conservatorship or receivership. In such case, pre-existing debt holders and shareholders may be required to make substantial concessions and the FDIC may succeed to some or all of their interests.

    FRB policy requires bank holding companies to serve as a source of financial strength to their subsidiary banks by standing ready to use available resources to provide adequate capital funds to subsidiary banks during periods of financial stress or adversity.

    In the event of a bank holding company's bankruptcy under Chapter 11 of the U.S. Bankruptcy Code, the trustee will be deemed to have assumed and is required to cure immediately any deficit under any commitment by the debtor to any of the federal banking agencies to maintain the capital of an insured depository institution, and any claim for a subsequent breach of such obligation will generally have priority over most other unsecured claims. (See "BUSINESS -- Prompt Corrective Action Provisions" herein.)

CAPITAL ADEQUACY REQUIREMENTS

    The Company and SDN are subject to regulations of the FRB governing capital adequacy. The Operating Banks are subject to similar regulations of the OCC (in the case of San Dieguito and Liberty) and the FDIC (in the case of CSB). In each case, those regulations incorporate both risk-based and leverage capital requirements. As noted below, the federal banking agencies have proposed regulations which would impose additional capital requirements on banks and bank holding companies based on the market risk in foreign exchange and commodity activities and in the trading of debt and equity investments.

    Each of the federal regulators has established risk-based and leverage capital guidelines for the banks or bank holding companies it regulates, which set total capital requirements and define capital in terms of "core capital elements," or Tier 1 capital and "supplemental capital elements," or Tier 2 capital. Tier 1 capital is generally defined as the sum of the core capital elements less goodwill and certain intangibles. The following items are defined as core capital elements: (i) common shareholders' equity; (ii) qualifying noncumulative perpetual preferred stock and related surplus; and
(iii) minority interests in the equity accounts of consolidated subsidiaries. Supplementary capital elements include: (i) allowance for loan and lease losses (but not more than 1.25% of an institution's risk weighted assets);
(ii) perpetual preferred stock and related surplus not qualifying as core capital; (iii) hybrid capital instruments, perpetual debt and mandatory convertible debt instruments; and (iv) term subordinated debt and intermediate-term preferred stock and related surplus. The maximum amount of supplemental capital elements which qualifies as Tier 2 capital is limited to 100% of Tier 1 capital, net of goodwill.

    Each of the Operating Banks is required to maintain a minimum ratio of qualifying total capital to total risk-weighted assets of 8.0%, at least one-half of which must be in the form of Tier 1 capital. Risk-based capital ratios are calculated to provide a measure of capital that reflects the degree of risk associated with a banking organization's operations for both transactions reported on the balance sheet as assets, and transactions, such as letters of credit and recourse arrangements, which are recorded as off-balance sheet items. Under the risk-based capital guidelines, the nominal dollar amounts of assets and credit-equivalent amounts of off-balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain U.S. Treasury securities, to 100% for assets with relatively high credit risk, such as business loans.

    Banks that have received the highest composite regulatory CAMEL rating and are not anticipating or experiencing any significant growth must maintain a ratio of Tier 1 capital to adjusted total assets ("Leverage Capital Ratio") of at least 3.0%. All other institutions are required to maintain a leverage ratio of at least 100 to 200 basis points above the 3.0% minimum, for a minimum of 4.0% to 5.0%.

    Recently adopted regulations by the federal banking agencies have revised the risk-based capital standards to take adequate account of concentrations of credit and the risks of non-traditional activities. Concentrations of credit refers to situations where a lender has a relatively large proportion of loans involving one borrower, industry, location, collateral or loan type. Non-traditional activities are considered those that have not customarily been part of the banking business but that start to be conducted as a result of developments in, for example, technology or financial markets. The regulations require institutions with high or inordinate levels of risk to operate with higher minimum capital standards. The federal banking agencies also are authorized to review an institution's management of concentrations of credit risk for adequacy and consistency with safety and soundness standards regarding internal controls, credit underwriting or other operational and managerial areas.

    Further, the banking agencies recently have adopted modifications to the risk-based capital regulations to include standards for interest rate risk exposures. Interest rate risk is the exposure of a bank's current and future earnings and equity capital arising from adverse movements in interest rates. While interest risk is inherent in a bank's role as financial intermediary, it introduces volatility to bank earnings and to the economic value of the bank. The banking agencies have addressed this problem by implementing changes to the capital standards to include a bank's exposure to declines in the economic value of its capital due to changes in interest rates as a factor that the banking agencies will consider in evaluating an institution's capital adequacy. Bank examiners will consider a bank's historical financial performance and its earnings exposure to interest rate movements as well as qualitative factors such as the adequacy of a bank's internal interest rate risk management. The federal banking agencies recently considered adopting a uniform supervisory framework for all institutions to measure and assess each bank's exposure to interest rate risk and establish an explicit capital charge based on the assessed risk, but ultimately elected not to adopt such a uniform framework. Even without such a uniform framework, however, each Operating Bank's interest rate risk exposure is assessed by its primary federal regulator on an individualized basis, and it may be required by the regulator to hold additional capital for interest rate risk if it has a significant exposure to interest rate risk or a weak interest rate risk management process.

    In certain circumstances, a federal banking agency may determine that the capital ratios for a regulated bank must be maintained at levels which are higher than the minimum levels required by the guidelines or the regulations.
 A bank which does not achieve and maintain the required capital levels may be issued a capital directive by the agency to ensure the maintenance of required capital levels. In addition, each of the Operating Banks is required to meet guidelines of the FDIC concerning maintenance of an adequate allowance for loan and lease losses.

PROMPT CORRECTIVE ACTION PROVISIONS

    FDICIA amended the Federal Deposit Insurance Act ("FDIA") to establish a format for closer monitoring of insured depository institutions and to enable prompt corrective action by regulators when an institution begins to experience difficulty. The general thrust of those provisions is to impose greater scrutiny and more restrictions on institutions as they have decreasing levels of capitalization. FDICIA establishes five capital categories: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." Under the regulations, a "well capitalized" institution has a ratio of total capital to total risk-weighted assets ("Total Risk-Based Capital Ratio") of at least 10.0%, a ratio of Tier 1 capital to total risk-weighted assets ("Tier 1 Risk-Based Capital Ratio") of at least 6.0%, a Leverage Capital Ratio of at least 5.0% and is not subject to any written order, agreement, or directive; an "adequately capitalized" institution has a Total Risk-Based Capital Ratio of at least 8.0%, a Tier 1 Risk-Based Capital Ratio of at least 4.0% and a Leverage Capital Ratio of at least 4.0% (3.0% or more if given the highest regulatory rating and not experiencing significant growth), but does not otherwise qualify as "well capitalized." An "undercapitalized" institution fails to meet one of the three minimum capital requirements for "adequately capitalized" banks. A "significantly undercapitalized" institution has a Total Risk-Based Capital Ratio of less than 6.0%, a Tier 1 Risk-Based Capital Ratio of less than 3.0% and/or a Leverage Capital Ratio of less than 3.0%. A "critically undercapitalized" institution has a ratio of tangible equity to assets of 2.0% or less. Under certain circumstances, a "well capitalized," "adequately capitalized" or "undercapitalized" institution may be required to comply with supervisory actions as if the institution was in the next lowest capital category.

    Undercapitalized depository institutions are subject to restrictions on borrowing from the FRB. In addition, undercapitalized depository institutions are subject to growth and activity limitations and are required to submit "acceptable" capital restoration plans. Such a plan will not be accepted unless, among other things, the depository institution's holding company, if any, guarantees the capital plan, up to an amount equal to the lesser of 5.0% of the depository institution's assets at the time it becomes undercapitalized or the amount of the capital deficiency when the institution fails to comply with the plan. The federal banking agencies may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution's capital. If a depository institution fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized and ultimately may be placed into conservatorship or receivership.

    Significantly undercapitalized depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized; more stringent requirements to reduce total assets; cessation of receipt of deposits from correspondent banks; further activity restrictions; prohibitions on dividends to the holding company; and requirements that the holding company divest its bank subsidiary, in certain instances. Subject to certain exceptions, critically undercapitalized depository institutions must have a conservator or receiver appointed for them within a certain period after becoming critically undercapitalized.

RISK MANAGEMENT

    Beginning in 1996, FRB examiners are instructed to assign a formal supervisory rating to the adequacy of an institution's risk management processes, including its internal controls. The five ratings are strong, satisfactory, fair, marginal and unsatisfactory. The specific rating of risk management and internal controls will be given significant weight when evaluating management under the bank (CAMEL) and bank holding company (BOPEC) rating systems.

SAFETY AND SOUNDNESS STANDARDS

    In February 1995, the federal banking agencies adopted final safety and soundness standards for all insured depository institutions. The standards, which were issued in the form of guidelines rather than regulations, relate to internal controls, information systems, internal audit systems, loan underwriting and documentation, compensation and interest rate exposure. In general, the standards are designed to assist the federal banking agencies in identifying and addressing problems at insured depository institutions before capital becomes impaired. If an institution fails to meet these standards, the appropriate federal banking agency may require the institution to submit a compliance plan. Failure to submit an acceptable compliance plan may result in enforcement proceedings. In addition, the agencies have reissued asset quality and earnings standards for public comment, as the Riegle Community Development and Regulatory Improvement Act of 1994 gave the agencies flexibility to issue broader standards and the agencies determined that the ratios previously proposed were too restrictive. (See "BUSINESS -- Recent and Proposed Legislation -- Riegle Community Development and Regulatory Improvement Act of 1994" herein.)

LIMITATIONS ON DEPOSIT TAKING

    FDICIA provides that a bank may not accept, renew or roll over brokered deposits unless (i) it is "well capitalized," or (ii) it is adequately capitalized and receives a waiver from the FDIC permitting it to accept brokered deposits paying an interest rate not in excess of 75 basis points over certain prevailing market rates. FDIC regulations define brokered deposits to include any deposit obtained, directly or indirectly, from any person engaged in the business of placing deposits with, or selling interests in deposits of, an insured depository institution, as well as any deposit obtained by a depository institution that is not "well capitalized" for regulatory purposes by offering rates significantly higher (generally more than 75 basis points) than the prevailing interest rates offered by depository institutions in such institution's normal market area. In addition, FDICIA provides that institutions which are ineligible to accept brokered deposits are ineligible for pass-through deposit insurance or employee benefit plan deposits.

PREMIUMS FOR DEPOSIT INSURANCE

    The FDIC has adopted final regulations implementing a risk-based premium system, as required by federal law. Under the regulations, insured depository institutions are required to pay insurance premiums depending on their risk classification. Under the FDIC's risk-based insurance system, institutions insured by BIF, such as San Dieguito and Liberty, currently subject to premiums of between 0 to 27 cents per $100 of deposits. Institutions insured by SAIF, such as CSB, pay premiums on a risk-related basis of 23 cents per $100 to 31 cents per $100.

    To arrive at a risk-based assessment for each depository institution, the FDIC places it in one of nine risk categories using a two-step process based first on capital ratios and then on relevant supervisory information. Each institution is assigned to one of three capital categories: "well capitalized," "adequately capitalized," or "undercapitalized." A well capitalized institution is one that has a Total Risk-Based Capital Ratio of at least 10.0%, a Tier 1 Risk-Based Capital Ratio of at least 6.0% and a Leverage Capital Ratio of at least 5.0%. An adequately capitalized institution has at least an Total Risk-Based Capital Ratio of at least 8.0%, a Tier 1 Risk-Based Capital Ratio of at least 4.0% and a Leverage Capital Ratio of at least 4.0%. An undercapitalized institution is one that does not meet either of the above definitions. The FDIC also assigns each institution to one of three supervisory subgroups based on an evaluation of the risk posed by the institution (group "A" institutions being perceived to present the least risk and group "C" institutions being perceived to present the greatest risk).
The FDIC makes this evaluation based on reviews by the institution's primary federal or state regulator, statistical analyses of financial statements, and other information relevant to gauging the risk posed by the institution. Those supervisory evaluations modify premium rates within each of the three capital groups, resulting in a matrix of nine separate assessment categories.

    As a result of the passage of the Deposit Insurance Funds Act of 1996 (see "BUSINESS -- Recent Legislation -- Deposit Insurance Funds Act of 1996"), effective January 1, 1997, the deposit assessment matrix for both SAIF-assessable and BIF-assessable depository institutions, is as follows (in cents per $100 of deposits):

                                            SUPERVISORY SUBGROUP
                                          ------------------------
                                           A          B         C
                                          ---        ---       ---

         MEETS NUMERICAL STANDARDS FOR:
         Well capitalized                  0(2)       3        17
         Adequately capitalized            3         10        24
         Undercapitalized                 10         24        27


    For purposes of the assessments of FDIC insurance premiums that will be paid during the first half of 1997, which will be based on capital levels as of December 31, 1996, San Dieguito was "well capitalized" and Liberty and CSB were "adequately capitalized". FDIC regulations prohibit disclosure of the "supervisory subgroup" to which an insured institution is assigned. The insurance assessments paid during the twelve, nine and four months ended December 31, 1996 (which were based on capital levels as of December 31, 1995 and June 30, 1996) were $101,000, $34,000 and $53,000, respectively, for San
Dieguito, Liberty and CSB. Additionally, CSB paid $943,000 to the FDIC for the SAIF special assessment assessed in November 1996 (see "BUSINESS -- Recent Legislation -- Deposit Insurance Funds Act of 1996").

CONSUMER PROTECTION LAWS AND REGULATIONS

    The bank regulatory agencies are focusing greater attention on compliance with consumer protection laws and their implementing regulations.
Examination and enforcement have become more intense in nature, and insured institutions have been advised to monitor carefully compliance with various consumer protection laws and their implementing regulations. Each of the Operating Banks is subject to many federal consumer protection statutes and regulations including, but not limited to, the Community Reinvestment Act (the "CRA"), the Truth in Lending Act (the "TILA"), the Fair Housing Act (the "FH Act"), the Equal Credit Opportunity Act (the "ECOA"), the Real Estate Settlement

----------------------------

(2)Subject to a statutory minimum annual assessment of $2,000.

Procedures Act ("RESPA"), and the Home Mortgage Disclosure Act (the "HMDA"). Due to heightened regulatory concern related to compliance with the CRA, TILA, FH Act, ECOA and HMDA generally, the Operating Banks may incur additional compliance costs or be required to expend additional funds for investments in its local community.

    THE COMMUNITY REINVESTMENT ACT. The CRA, enacted into law in 1977, is intended to encourage insured depository institutions, while operating safely and soundly, to help meet the credit needs of their communities. The CRA specifically directs the federal regulatory agencies, in examining insured depository institutions, to assess their record of helping to meet the credit needs of their entire community, including low- and moderate-income neighborhoods, consistent with safe and sound banking practices. The CRA further requires the agencies to take a financial institution's record of meeting its community credit needs into account when evaluating applications for, among other things, domestic branches, consummating mergers or acquisitions, or holding company formations.

    In April 1995, the agencies adopted new, interagency regulations implementing CRA. The 1995 final rule changed the objective criteria for evaluation. The final rule seeks to take into account the unique characteristics and needs of each institution's community, as well as the capacity and relevant constraints upon institutions for meeting the credit needs of the assessment area. The evaluations can be completed under a small institution performance standard for those institutions whose total assets are $250 million or under. Large institution performance criteria covers all institutions with assets of $250 million or more and for multiple-bank holding companies with total bank and thrift assets in excess of $1 billion. There are also performance criteria for wholesale, limited purpose institutions.

    The agencies use the CRA assessment factors in order to provide a rating to the financial institution. The ratings range from a high of "outstanding" to a low of "substantial noncompliance". Each Operating Bank was last examined for CRA compliance by its primary regulator within the past 12 months and received a "satisfactory" CRA Assessment Rating.

    THE EQUAL CREDIT OPPORTUNITY ACT. The ECOA, enacted into law in 1974, prohibits discrimination in any credit transaction, whether for consumer or business purposes, on the basis of race, color, religion, national origin, sex, marital status, age (except in limited circumstances), receipt of income from public assistance programs, or good faith exercise of any rights under the Consumer Credit Protection Act. In addition to prohibiting outright discrimination on any of the impermissible bases listed above, an effects test has been applied to determine whether a violation of the ECOA has occurred. This means that if a creditor's actions have had the effect of discriminating, the creditor may be held liable -- even when there is no intent to discriminate. In addition to actual damages, the ECOA provides for punitive damages of up to $10,000 in individual lawsuits and up to the lesser of $500,000 or 1.0% of the creditor's net worth in class action suits. Successful complainants may also be entitled to an award of court costs and attorneys' fees.

    THE FAIR HOUSING ACT. The FH Act, enacted into law in 1968, regulates many practices, including making it unlawful for any lender to discriminate in its housing-related lending activities against any person because of race,
color, religion, national origin, sex, handicap, or familial status.   The FH
Act is
broadly written and has been broadly interpreted by the courts. A number of lending practices have been found to be, or may be considered, illegal under the FH Act, including some that are not specifically mentioned in the FH Act itself. Among those practices that have been found to be, or may be considered, illegal under the FH Act are: declining a loan for the purposes of racial discrimination; making excessively low appraisals of property based on racial considerations; pressuring, discouraging, or denying applications for credit on a prohibited basis; using excessively burdensome qualifications standards for the purpose or with the effect of denying housing to minority applicants; imposing on minority loan applicants more onerous interest rates or other terms, conditions, or requirements; and racial steering, or deliberately guiding potential purchasers to or away from certain areas because of race.

    The FH Act provides that aggrieved persons may sue anyone who they believe has discriminated against them. The FH Act provides that the Attorney General of the United States may sue for an injunction against any pattern or practice that denies civil rights granted by the FH Act. The FH Act allows a person to file a discrimination complaint with the Department of Housing and Urban Development ("HUD"). Penalties for violation of the FH Act include actual damages suffered by the aggrieved person and injunctive or other equitable relief. The courts also may assess civil penalties.

    THE TRUTH IN LENDING ACT. The TILA, enacted into law in 1968, is designed to ensure that credit terms are disclosed in a meaningful way so that consumers may compare credit terms more readily and knowledgeably. As a result of the TILA, all creditors must use the same credit terminology and expressions of rates, the annual percentage rate, the finance charge, the amount financed, the total of payments and the payment schedule.

    Under certain circumstances involving extensions of credit secured by the borrower's principal dwelling, the TILA and FRB Regulation Z provide a right of rescission. The consumer cannot be required to pay any amount in the form of money or property either to the creditor or to a third party as a part of the transaction in which a consumer exercises the right of rescission. Any amount of this nature already paid by the consumer must be refunded. Such amounts include finance charges already accrued and paid, as well as other charges such as application and commitment fees or fees for a title search or appraisal.

    The TILA requirements are complex, however, and even inadvertent non-compliance could result in civil liability or the extension of the rescission period for a mortgage loan for up to three years from the date the loan was made. Recently, a significant number of individual claims and purported consumer class action claims have been commenced against a number of financial institutions, their subsidiaries, and other mortgage lending companies, seeking civil statutory and actual damages and rescission under the TILA, as well as remedies for alleged violations of various state unfair trade practices acts and restitution or unjust enrichment with respect to mortgage loan transactions.

    THE HOME MORTGAGE DISCLOSURE ACT. The HMDA, enacted into law in 1975, grew out of public concern over credit shortages in certain urban neighborhoods. One purpose of the HMDA is to provide public information that will help show whether financial institutions are serving the housing credit needs of the neighborhoods and communities in which they are located. The HMDA also includes a "fair lending" aspect that requires the collection and disclosure of data about applicant and borrower characteristics as a way of identifying possible discriminatory lending patterns and enforcing anti-discrimination statutes. The HMDA requires institutions to report data regarding applications for one-to-four family loans, home improvement loans, and multifamily loans, as well as information concerning originations and purchases of such types of loans. Federal bank regulators rely, in part, upon data provided under the HMDA to determine whether depository institutions engage in discriminatory lending practices.

    Compliance with the HMDA and implementing regulations is enforced by the appropriate federal banking agency, or in some cases, by HUD. Administrative sanctions, including civil money penalties, may be imposed by supervisory agencies for violations. The HMDA requires depository institutions to compile and disclose certain information with respect to mortgage loans, including the census tract, income level, racial characteristics and gender of the borrower or potential borrower. In addition, the HMDA data may have a material effect on the regulators' assessment of an institution, particularly in connection with an institution's application to enter into a merger or to acquire one or more branches.

    THE REAL ESTATE SETTLEMENT PROCEDURES ACT. RESPA, enacted into law in 1974, requires lenders to provide borrowers with disclosures regarding the nature and cost of real estate settlements. Also, RESPA prohibits certain abusive practices, such as kickbacks, and places limitations on the amount of escrow accounts. Violations of RESPA may result in imposition of the following penalties: (1) civil liability equal to three times the amount of any charge paid for the settlement services; (2) the possibility that court costs and attorneys' fees can be recovered; and (3) a fine of not more than $10,000 or imprisonment for not more than one year, or both. Recently, a significant number of individual claims and purported consumer class action claims have been commenced against a number of financial institutions, their subsidiaries, and other mortgage lending companies alleging violations of RESPA's escrow account rules and seeking civil damages, court costs, and attorneys' fees.

CERTAIN OTHER ASPECTS OF FEDERAL AND STATE LAW

    Each Operating Bank is also subject to federal and state statutory and regulatory provisions covering, among other things, security procedures, currency and foreign transactions reporting, insider transactions, management interlocks, loan interest rate limitations, electronic funds transfers, funds availability, and truth-in-savings disclosures.

FEDERAL SECURITIES LAWS

    The Company is obligated to file periodic reports with the Securities and Exchange Commission pursuant to Section 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act").

RECENT LEGISLATION

    Federal and state laws applicable to financial institutions have undergone significant changes in recent years. The most significant recent federal legislative enactments are the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 and the Riegle Community Development and Regulatory Improvement Act of 1994,
which are discussed below.   Other legislation which has been or may be
proposed to the Congress or the California Legislature and regulations which may be proposed by the FRB, the OCC, the FDIC and the Banking Department may affect the business of the Company and one or more of the Banks. It cannot be predicted whether any pending or proposed legislation or regulations will be adopted or the effect such legislation or regulations may have upon the business of the Company or one or more of the Banks; however, because of the significance of its impact on CSB and manner in which it is addressed under the Reorganization Agreement, the proposals to impose a one-time charge on SAIF-insured institutions are discussed collectively and in general terms below.

    RIEGLE-NEAL INTERSTATE BANKING AND BRANCHING EFFICIENCY ACT OF 1994. On September 29, 1994, President Clinton signed into law the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking Act"). The Interstate Banking Act regulates the interstate activities of banks and bank holding companies and establishes a framework for nationwide interstate banking and branching. The most salient features of the Interstate Banking Act are set forth below.

    INTERSTATE BANK MERGERS. Commencing June 1, 1997, a bank in one state generally will be permitted to merge with a bank located in another state without the need for explicit state law authorization. However, states can prohibit interstate mergers involving state banks they have chartered, or national banks having a main office in such state, if they "opt-out" of this portion of the federal legislation (i.e., enact state legislation that prohibits merger transactions involving out-of-state banks) prior to June 1, 1997. Such state legislation must apply equally to all out-of-state banks. Alternatively, interstate bank mergers can be approved under the Interstate Banking Act prior to June 1, 1997, if the home state of each bank involved in the subject transaction has enacted legislation prior to the time of such approval that expressly permits the interstate merger and such legislation applies equally to all out-of-state banks.

    BANK HOLDING COMPANY ACQUISITIONS. Commencing September 29, 1995, bank holding companies were permitted to acquire banks located in any state, provided that the bank holding company is both adequately capitalized and adequately managed. This new law is subject to two exceptions: first, any state may still prohibit bank holding companies from acquiring a bank which is less than five years old; and second, no interstate acquisition can be consummated by a bank holding company if the acquiror would control more then 10.0% of the deposits held by insured depository institutions nationwide or 30.0% percent or more of the deposits held by insured depository institutions in any state in which the target bank has branches.

    DE NOVO BRANCHING. A bank may establish and operate DE NOVO branches in any state in which the bank does not maintain a branch if that state has enacted legislation to expressly permit all out-of-state banks to establish branches in that state.

    OTHER PROVISIONS. Among other things, the Interstate Banking Act amends the Community Reinvestment Act to require that in the event a bank has interstate branches, the appropriate federal banking regulatory agency must prepare for such institution a written evaluation of (i) the bank's record of performance; and (ii) the bank's performance in each applicable state. Commencing June 1, 1997, interstate branches will be prohibited from being used as deposit production offices; foreign banks will be permitted to establish branches in any state other than its home state to the same extent that a bank chartered by the foreign bank's home state may establish such branches; and certain procedural safeguards have been imposed upon the OCC prior to preempting state laws regarding community reinvestment, consumer production, fair lending and establishment of interstate branches, whether or not related to interstate branching. It is impossible to ascertain at this time with any degree of certainty what impact the Interstate Banking Act will have on the banking industry in general or the Operating Banks in particular.

    CALDERA, WEGGELAND, AND KILLEA CALIFORNIA INTERSTATE BANKING AND BRANCHING ACT OF 1995. On September 28, 1995, California Governor Pete Wilson signed into law the Caldera, Weggeland, and Killea California Interstate Banking and Branching Act of 1995 (the "Caldera Weggeland Act"). The Caldera Weggeland Act, which became effective on October 2, 1995, is designed to implement important provisions of the Interstate Banking Act (see "BUSINESS -- Recent and Proposed Legislation -- The Riegle Neal Interstate Banking and Branching Act of 1994" herein) and repeal or modify provisions of the California Financial Code which are obsolete or impose undue regulatory burdens. A summary of the most significant provisions of the Caldera Weggeland Act is set forth below.

    REPEAL OF THE CALIFORNIA INTERSTATE BANKING ACT OF 1986. The California Interstate (National) Banking Act of 1986 (the "1986 Act"), which was adopted to permit and regulate interstate banking in California, was largely preempted by the Interstate Banking Act. Consequently, the Caldera Weggeland Act repealed the 1986 Act in its entirety. Under the 1986 Act, among other things, an out-of-state bank holding company was not permitted to establish a DE NOVO California bank except for the purpose of taking over the deposits of a closed bank. The repeal of the 1986 Act eliminates this restriction.

    INTERSTATE BANKING. The Interstate Banking Act provides that bank holding companies are permitted to acquire banks located in any state so long as the bank holding company is both adequately capitalized and adequately managed (subject to certain minimum age requirements of the target bank) and, provided that, if the acquisition would result in a deposit concentration in excess of 30.0% in the state in which the target bank has branches, the responsible federal banking agency may not approve such acquisition unless, among other alternatives, the acquisition is approved by the state bank supervisor of that state. The Caldera Weggeland Act authorizes the California Superintendent of Banks (the "Superintendent") to approve such an interstate acquisition if the Superintendent finds that the transaction is consistent with public convenience and advantage in California.

    INTERSTATE BRANCHING. Effective June 1, 1997, the Interstate Banking Act permits a bank, which is located in one state (the "home state") and which does not already have a branch office in a second state (the "host state"), to establish a branch office in the host state through acquisition by merging with a bank located in the host state. The Interstate Banking Act also permits each state to either "opt-out" from this legislation, i.e., prohibit all interstate mergers, or "opt-in-early," i.e., enact a law authorizing interstate branching in advance of the June 1, 1997 effective date of the Interstate Banking Act.

Additionally, the Interstate Banking Act permits a host state to authorize interstate entry by acquisition of a branch office of a host state bank or by establishment of a DE NOVO branch office in the host state.

    By means of the Caldera Weggeland Act, the State of California has elected to "opt-in-early" to interstate branching by permitting a foreign (other state) bank to acquire an entire California bank by merger or purchase and thereby establish one or more California branch offices. The Caldera Weggeland Act expressly prohibits a foreign (other state) bank which does not already have a California branch office from (i) purchasing a branch office of a California bank (as opposed to the entire bank) and thereby establishing a California branch office or (ii) establishing a California branch office on a DE NOVO basis.

    AGENCY. The Caldera Weggeland Act permits California state banks, with the approval of the Superintendent, to establish agency relationships with FDIC-insured banks and savings associations. While the Interstate Banking Act authorizes agency relationships only between subsidiaries of a bank holding company, the Caldera Weggeland Act is more expansive in that it permits California state banks to establish agency relationships with both affiliated and unaffiliated depository institutions. Additionally, the list of authorized agency activities was expanded by this California statute to include, in addition to the activities listed in the Interstate Banking Act, evaluating loan applications and disbursing loan funds. The general law on agency applies to these relationships and the Superintendent is authorized to promulgate regulations for the supervision of such activities.

    The changes effected by Interstate Banking Act and Caldera Weggeland Act may increase the competitive environment in which any of the Operating Banks operates in the event that out-of-state financial institutions directly or indirectly enter any of the Operating Banks' market areas. It is expected that the Interstate Banking Act will accelerate the consolidation of the banking industry as a number of the largest bank holding companies attempt to expand into different parts of the country that were previously restricted. However, at this time, it is not possible to predict what specific impact, if any, the Interstate Banking Act and the Caldera Weggeland Act will have on the Company or the Banks, the competitive environment in which each of them operates, or the impact on any of them of any regulations to be proposed under the Interstate Banking Act and Caldera Weggeland Act.

    RIEGLE COMMUNITY DEVELOPMENT AND REGULATORY IMPROVEMENT ACT OF 1994. On September 23, 1994, President Clinton signed into law the Riegle Community Development and Regulatory Improvement Act of 1994 (the "Regulatory Improvement Act"). The Regulatory Improvement Act provides regulatory relief for both large and small banks by, among other things, reducing the burden of regulatory examinations, streamlining bank holding company procedures and establishing a formal regulatory appeals process. The Regulatory Improvement Act also addresses a variety of other topics, including, but not limited to, mortgage loan settlement procedures, call reports, insider lending, money laundering, currency transaction reports, management interlocks, foreign accounts, mortgage servicing and credit card receivables. Although the Regulatory Improvement Act should reduce the regulatory burden currently imposed on banks, it is not possible to ascertain the precise effect its various provisions will have on the Company or the Banks.

    DEPOSIT INSURANCE FUND ACT OF 1996. On September 30, 1996, President Clinton signed into law the Deposit Insurance Fund Act of 1996 ("Funds Act"). Among other things, the Funds Act called for a special assessment for SAIF-member savings association in order to capitalize the Savings Association Insurance Fund ("SAIF"). The assessment was determined based upon the assessable deposits of the member institution as of March 31, 1995 times a multiplier of .657 basis points. As a result of the special assessment required by the Funds Act, SAIF was capitalized at the target Designated Reserve Ratio ("DRR") of 1.25 percent of estimated insured deposits on October 1, 1996.

     Section 7 of the Federal Deposit Insurance Act, as amended by the Funds Act, requires the FDIC to set assessments in order to maintain the target DRR. The Board has, therefore, lowered the rates on assessments paid to the SAIF, while simultaneously widening the spread between the lowest and highest rates to improve the effectiveness of the FDIC's risk-based premium system. The Board has also established a process, similar to that which has applied to the Bank Insurance Fund ("BIF"), for adjusting the rate schedules for both the SAIF and the BIF within a limited range without notice and comment to maintain each of the fund balances at the target DRR.

    The Funds Act also separates, effective January 1, 1997, the Financing Corporation ("FICO") assessment to service the interest on its bond obligations from the SAIF assessment. The amount assessed on individual institutions by the FICO will be in addition to the amount paid for deposit insurance according to the FDIC's risk-related assessment rate schedules. However, between October 1, 1996 and January 1, 1997, any amount required by the FICO will be deducted from the amounts the FDIC is authorized to assess SAIF-member savings associations, and must not be assessed against Sasser and BIF-member Oakar institutions. FICO assessment rates for the first semiannual period of 1997 were set at 1.30 basis points annually for BIF-assessable deposits and 6.48 basis points annually for SAIF-assessable deposits. (These rates may be adjusted quarterly to reflect changes in assessment bases for the BIF and the SAIF. By law, the FICO rate on BIF-assessable deposits must be one-fifth the rate on SAIF-assessable deposits until the insurance funds are merged or until January 1, 2000, whichever occurs first).

    The rule establishes a SAIF rate schedule of 0 to 27 basis points effective for Sasser banks and for BIF-member Oakar institutions on October 1, 1996, and effective for all institutions beginning January 1, 1997. The rule establishes a special interim rate schedule of 18 to 27 basis points annually between October 1, 1996 and January 1, 1997, for SAIF-member savings associations that pay assessments to the FICO.

EFFECT OF GOVERNMENTAL POLICIES AND LEGISLATION

    GENERAL. Banking is a business which depends on rate differentials. In general, the difference between the interest rate paid by the Banks on their deposits and their other borrowings and the interest rate received by the Banks on loans extended to their customers and securities held in their respective portfolios comprise the major portion of the Company's earnings. These rates are highly sensitive to many factors that are beyond the control of the Company. Accordingly, the earnings and growth of the Company is subject to the influence of domestic and foreign economic conditions, including inflation, recession and unemployment.

    The commercial banking business is not only affected by general economic conditions but is also influenced by the monetary and fiscal policies of the federal government and the policies of regulatory agencies, particularly the FRB. The FRB can and does implement national monetary policies (with objectives such as curbing inflation and combating recession) by its open-market operations in United States Government securities, by its control of the discount rates applicable to borrowings by depository institutions, and by adjusting the required level of reserves for financial institutions subject to its reserve requirements. The actions of the FRB in these areas influence the growth of bank loans, investments and deposits and also affect interest rates charged on loans and paid on deposits. As demonstrated over the past year by the FRB's actions regarding interest rates, its policies have a significant effect on the operating results of commercial banks, and are expected to continue to do so in the future. The nature and impact of any future changes in monetary policies is not predictable.

    From time to time, legislation is enacted which has the effect of increasing the cost of doing business, limiting or expanding permissible activities or affecting the competitive balance between banks and other financial institutions. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies and other financial institutions frequently are made in Congress, in the California legislature and before various bank regulatory and other professional agencies. For example, legislation was introduced in Congress which would repeal the current statutory restrictions on affiliations between commercial banks and securities firms. Under the proposed legislation, bank holding companies would be allowed to control both a commercial bank and a securities affiliate, which could engage in the full range of investment banking activities, including corporate underwriting. The likelihood of any major legislative changes and the impact such changes might have on the Company are impossible to predict. (See "BUSINESS -- Supervision and Regulation" herein.)

    RELIANCE ON SBA PROGRAMS. As noted above, with the acquisition of Liberty in March 1996, a significant portion of the Company's business now consists of originating and servicing loans under the programs of the U.S. Small Business Administration. Significant cuts in SBA programs would likely have a material adverse impact on the Company.

    Various items of legislation were introduced in U.S. Congress in 1995 that would have curtailed or otherwise modified the SBA's programs to varying degrees, many of which were premised on the broad goal of federal government debt reduction. Ultimately, Congress passed and the President signed the Small Business Lending Enhancement Act of 1995 (the "Act"). The Act reduced the amount of the subsidy to borrowers inherent in the SBA's guaranty of loans under its various programs, thus causing the SBA to increase the fees it charges for its guarantee. (The actual payments by the SBA on its guaranties plus the cost of program administration have historically exceeded the aggregate guarantee fees collected by the SBA.) At the same time, however, by reducing the per-loan subsidy by an amount greater than the reduction in the SBA's budget, the Act sought to increase the total number and dollar amount of loans that the SBA would guarantee. While management has not discerned a material decrease in the number or quality of borrowers seeking SBA loans as a result of the increase in the guarantee fees charged to borrowers, it is possible that such a decrease will occur over the long term.

    In addition, while Congress' consideration of the SBA's programs and its passage of the Act in 1995 may suggest that the SBA is not likely to be discontinued in its entirety in the foreseeable future, to the extent that Congress and/or present or future Presidential Administrations make deficit reduction a priority, all federal programs, including the SBA loan programs, may face funding reductions.

ACCOUNTING CHANGES

    In June 1996 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("FAS 125"). This statement provides consistent accounting and reporting standards for the transfers and servicing of financial assets and the extinguishment of liabilities. The Company will adopt FAS 125 effective January 1, 1997 and does not expect the adoption to have a material impact on its financial statements.

EMPLOYEES

    Collectively, the Company and its subsidiary Banks employed 343 full-time equivalent individuals as of December 31, 1996. The Company and SDN have no employees of their own except its President, Robert P. Keller, who is also an employee of each of its subsidiary Banks and its Treasurer and Chief Financial Officer, Curt A. Christianssen, who is also an employee of each of the subsidiary Banks. Of the above-mentioned individuals, 43 were a Vice President (or above) of either San Dieguito, Liberty or CSB. These officers have been specifically recruited for their banking background and experience in working with small businesses and professionals. The Company has entered into separate written employment contract with Robert P. Keller, President and Chief Executive Officer of the Company and Chairman and Chief Executive Officer for each of the subsidiary Banks. (See "EXECUTIVE COMPENSATION --- Keller Employment Agreement" herein.) The only employees of Liberty as to whom Liberty is subject to written employment contracts are Philip S. Inglee, President and Chief Operating Officer; Richard I. Ganulin, Executive Vice President and Credit Administrator; and Catherine C. Clampitt, Senior Vice President. The only employees of CSB as to whom CSB is subject to written employment contracts are John Kay, Executive Vice President of the Commercial Banking Division and Fred Neal, Executive Vice President of the Residential Mortgage Division. Neither SDN nor San Dieguito is subject to a written employment contract with any employee. The Company believes its and its
Banks' employee relations are excellent.   None of the Company's employees or
its subsidiaries employees are represented by a union or covered under a collective bargaining agreement.

SELECTED  STATISTICAL AND FINANCIAL INFORMATION

    The following table represents selected financial data of Bancorp for each of the last five years for the period ended, or as of December 31.


                                 AS OF AND FOR THE YEARS ENDED DECEMBER 31,
                                 ------------------------------------------
                            (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

                                                   1996     1995      1994      1993      1992
SUMMARY OF OPERATIONS
---------------------

Net interest income before
  provision for possible loan loss               $11,708   $2,817   $ 2,861   $ 2,994    $4,079
Provision for possible loan loss                     515      295       583     1,085       350
                                                 -------   ------   -------   -------    ------
Net interest income after provision
  for possible loan loss                          11,193    2,522     2,278     1,909     3,729
Net non-interest expense                          10,371    3,595     3,267     3,885     3,960
                                                 -------   ------   -------   -------    ------
Income (loss) before income taxes
  and extraordinary item                             822   (1,073)     (989)   (1,976)     (231)
Income taxes (benefit)                            (1,503)    (443)        -         -         -
                                                 -------   ------   -------   -------    ------
Income (loss) before extraordinary item            2,325     (630)     (989)   (1,976)     (231)
Extraordinary item:  forgiveness of
  indebtedness net of $443,000 income taxes            -      625         -         -         -
                                                 -------   ------   -------   -------    ------
Net income (loss)                                $ 2,325   $   (5)  $  (989)  $(1,976)   $ (231)
                                                 -------   ------   -------   -------    ------
                                                 -------   ------   -------   -------    ------

Per share data:

Income (loss) before
  extraordinary item                                $.44   $(2.35)  $(18.41)  $(36.78)   $(0.41)
Extraordinary item                                     -     2.33         -         -         -
Income (loss) per share                             $.44   $(0.02)  $(18.41)  $(36.78)   $(4.30)
Average shares outstanding                     5,300,773  268,198    53,728    53,728    53,728

FINANCIAL POSITION
------------------

Assets                                          $437,060  $55,905   $57,686   $61,916   $80,200
Loans, net                                       266,878   38,338    45,492    48,179    55,789
Deposits                                         383,031   51,431    55,876    59,651    76,149
Shareholders' equity (deficit)                    40,772    3,541      (948)       41     2,017

SELECTED FINANCIAL RATIOS
-------------------------

Return on average equity (3)                      11.23%     nm         nm    (201.43)%  (10.32)%
Return on average assets                           0.96%    (0.01)%   (1.61)%   (2.97)%   (0.28)%
Average equity to average assets                   8.56%    (0.14)%   (0.09)%    1.47%     2.74%
Dividend payout ratio                                 -         -         -         -         -

----------------------

(3) Return on average equity is not meaningful as the average equity for 1994 and 1995 was negative.

ITEM  2.  PROPERTIES

     As national banks, San Dieguito and Liberty are precluded from engaging in real estate development activities other than as lenders. Each bank owns and leases properties for use as bank premises and otherwise owns real estate taken in foreclosure. The Company maintains its office at the same location as the main banking office of Liberty. In management's opinion, each bank has adequate insurance to cover its interest in its premises and other real estate owned.

     SAN DIEGUITO PREMISES. San Dieguito presently operates two full-service banking offices in San Diego County. Its principal market area is the northern coastal area of San Diego County. San Dieguito's main banking office and administration offices are located at 135 Saxony Road in Encinitas, California. This is a two-story, freestanding building that San Dieguito occupies pursuant to a 20-year, triple net lease which commenced March 1982, with an option to extend for an additional 10 years. Increases in rent will occur in May of 1997 as well as during the option period.

     San Dieguito's branch banking office at 675 Carlsbad Village Drive, Carlsbad, California, opened in December 1990. This office is a one-story, freestanding building that San Dieguito occupies pursuant to a 15-year lease with options to extend for two five-year periods. The rent increases 4.0% per year for each new lease year through December 2000, at which time rent will be adjusted to fair market rent as of that time, determined in accordance with procedures provided in the lease. Thereafter, the rent increases 4.0% per year from that new base through the remaining original term of the lease.

     LIBERTY PREMISES. Liberty's main banking office and administration offices occupy substantially all of the first floor of the building located at One Pacific Plaza, 7777 Center Avenue, Huntington Beach, California. The lease of the first floor of the building, where Liberty's Head Office Branch and most of its administration offices are located, is for a term of 20 years commencing on October 1, 1981, with four consecutive renewal options of five years each. The base rent for the first floor of the building adjusts periodically to the fair market rental value of such premises commencing on the tenth anniversary of the lease. In addition, the base rent for the first floor of this building will be increased every three years during the lease by an amount equal to the lesser of: (i) 8.5% times the current base rent; or
(ii) and amount equal to 75% of the percentage adjustment in the Consumer Price Index.

     Liberty owns the property at 34206 Doheny Park Road, Dana Point, at which its South Orange County branch is located. Office space of the building is 1,488 square feet.

     Liberty leases the property located at 17011 Beach Boulevard, Huntington Beach at which its Beach Boulevard branch is located. The lease is for a term of 62 months commencing on June 1, 1996 with two consecutive renewal options of five years each.

     Liberty also leases the office housing its Northern California LPO. That office is located at 12 Orinda Way, Orinda, California, which is leased on a month-to-month basis.

      CSB PREMISES CSB's banking and administrative offices occupy suites 101, 200, 204 and 325 of the building located at 1545 River Park Drive, Sacramento, California. The lease for these premises has an initial term of seven years expiring April 30, 2000 with the option to extend for three consecutive five year periods. The base rent is subject to periodic fixed increases as prescribed in the lease.

     CSB's residential mortgage operations occupy space in the building located at 1451 River Park Drive, Sacramento, California. The lease for these premises has an initial term of five years expiring March 31, 1999 with the option to renew for two consecutive three year periods. The base rent is subject to periodic fixed increases as prescribed in the lease. The mortgage division of CSB also lease space for their wholesale and retail loan origination activity ("LPO"s). The leases for these LPO premises are either month-to-month or fixed short term leases and are located at and expire as follows:

     1981 North Broadway, Walnut Creek, California         October 31, 1997
     995 Oliver road, Fairfield, California                Month to month
     1776 West March Lane, Stockton, California            May 31, 2001
     11768 Atwood Boulevard, Auburn, California            Month to month
     2398 East Camelback Road, Phoenix, Arizona            October 31, 1999
     10300 South West Greenburg Road, Portland, Oregon     October 31, 1999
     8400 East Prentice Avenue, Englewood, Colorado        May 31, 1997
     350 South Center Street, Reno, Nevada                 Month to month

     CSB's residential division formerly housed its operations and operated LPOs in premises it now has under sublease agreements. The leases for these premises are located at and expire as follows:

     2033 Howe Avenue, Sacramento, California              December 31, 1999
     500 Ygnacio Valley Road, Walnut Creek, California     April 30, 1997
     3 Hutton Center, Santa Ana, California                March 31, 1998

     CSB's primary leasing operation occupies suites 130 and 146 in the building located at 1451 River Park Drive, Sacramento, California. The lease for these premises has an term of four years with an expiration of September 30, 1998. The base rent is subject to periodic fixed increases as prescribed in the lease. The leasing division operations also occupy suite 189 in the building located at 5070 North Sixth Street, Fresno, California and suite 220 in the building located at 515 116th Avenue N.E., Bellevue, Washington. The lease for the Fresno office has a term of four years and expires March 31, 1997 and the lease for the Bellevue office has a term of one year, renewable annually.

ITEM  3.  LEGAL  PROCEEDINGS

     As of December 31, 1996, the Company did not have any asserted lawsuits against it. The Banks have been subject to various legal actions which are deemed to be part of its normal course of business. Management, after consultation with legal counsel, believes that the ultimate liability, if any, arising from such actions will not have a materially adverse affect on the financial position or results of operations of the Bank or Bancorp.

ITEM  4.  SUBMISSION OF MATTERS TO  A VOTE OF SECURITY HOLDERS

     No matter was submitted by the Bank or Bancorp to a vote of its security holders, through the solicitation of proxies or otherwise, during the fourth quarter of its fiscal year ended on December 31, 1996.

PART  II

ITEM  5.      MARKET FOR ISSUER'S COMMON  STOCK AND RELATED
              STOCKHOLDER MATTERS

ISSUER AS SUCCESSOR TO SDN BANCORP, INC.

     The Company was organized to effect the September 1, 1996 acquisition of CSB (the "CSB Acquisition") for a combination of cash and common stock, $.01 par value per share ("Common Stock"), as described below. As contemplated by the Agreement and Plan of Reorganization dated April 23, 1996 (the "CSB Agreement") between SDN Bancorp, Inc. ("SDN") and CSB, SDN formed the Company to become the sole shareholder of SDN and CSB. In connection with that reorganization (the "1996 Reorganization"), each shareholder of SDN received one share of Common Stock for each share of SDN common stock. For purposes of reporting under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company is the successor registrant to SDN, which, prior to the completion of the CSB Acquisition, filed reports with pursuant to Section 15(d) of the Exchange Act.

MARKET FOR ISSUER'S COMMON STOCK

     Trading in Common Stock and, prior to the CSB Acquisition, SDN common stock, has been extremely limited. Such trades cannot be characterized as amounting to an active trading market. The Common Stock is registered with the National Association of Securities Dealers ("NASD") and is traded only over-the-counter (NASD/CBNK), but is not listed on any exchange, and is not quoted on the National Association of Securities Dealers' Automated Quotation System ("NASDAQ").

     No trades in Common Stock have been reported by securities dealers during the last two years. This does not include shares that may have been traded directly by shareholders or through other dealers as to which no information is generally available to the Company.

DIVIDEND POLICY

     Holders of Common Stock are entitled to receive dividends as and when declared by the Board of Directors out of funds legally available therefor under
the laws of the State of Delaware.   The Company does not expect to pay Common
Stock dividends for the foreseeable future, and certain terms of the "Senior Securities" that the Company expects to issue to fund the Eldorado acquisition (each as defined below under "Unregistered Sales of Securities--Funding for Eldorado Acquisition") will prohibit the payment of Common Stock dividends various certain circumstances.

     The Company is not permitted to pay any dividends without the consent of
the Federal Reserve Bank of San Francisco.   As National Banks, San Dieguito and
Liberty are subject to
certain restrictions on the payment of dividends and may require approval of the Office of the Comptroller of the Currency. As a State Bank, CSB is subject to certain restrictions on the payment of dividends and may require approval of the State Banking Department and the Federal Deposit Insurance Corporations. (see "BUSINESS -- Regulatory Restrictions on Distributions to Shareholders -- Dividends".)

HOLDERS OF COMMON STOCK

     As of March 14, 1997, there were approximately 460 holders of record of Common Stock.

UNREGISTERED SALES OF SECURITIES

     Described below are sales and other issuances of equity securities during the year ended December 31, 1996 by the Company and, prior to the CSB Acquisition, SDN that were not registered under the Section 5 of the Securities Act of 1933, as amended (the "Securities Act").

     FUNDING FOR LIBERTY ACQUISITION. On March 31, 1996, SDN completed its acquisition (the "Liberty Acquisition") of Liberty National Bank ("Liberty") for approximately $15.1 million in cash as contemplated by the October 26, 1995 Agreement and Plan of Merger by and among SDN, Liberty, and Dartmouth Capital Group, L.P., a Delaware limited partnership (the "Partnership"), the Company's controlling shareholder. As of March 27, 1996, the Partnership invested approximately $13.4 million in the Company to fund the Liberty Acquisition. In exchange for that investment, SDN issued a total of 3,392,405 additional shares of SDN common stock at a price per share of $3.95, SDN's book value per share as of December 31, 1995. At the Partnership's direction, SDN issued 1,764,000 of those shares of Common Stock, in the aggregate, to certain limited partners of the Partnership who are accredited investors (the "Direct Holders" and, together with the Partnership, "Dartmouth Capital") and the remaining 1,628,405 shares of Common Stock directly to the Partnership. SDN's issuance of common stock to Dartmouth Capital to fund the Liberty Acquisition was exempt from registration under the Securities Act by virtue of Regulation D promulgated under the Securities Act ("Regulation D") and/or Section 4(2) of the Securities Act.

     FUNDING FOR CSB ACQUISITION. As of August 31, 1996, the Partnership invested approximately $14.5 million in the SDN to fund the CSB Acquisition. In exchange for that investment, SDN issued a total of 3,664,776 shares of SDN at a price per share of $3.95. At the Partnership's direction, SDN issued 1,080,000 of those shares of Common Stock, in the aggregate, to the Direct Holders and the remaining 2,584,776 shares of Common Stock directly to the Partnership. SDN's issuance of common stock to Dartmouth Capital to fund the CSB Acquisition was exempt from registration under the Securities Act by virtue of Regulation D and/or Section 4(2) thereof.

     Contemporaneously with the completion of the 1996 Reorganization, holders of SDN common stock were issued one share of Common Stock for each share held in SDN. A total of 4,327,606 shares of SDN common stock were outstanding at the time of the 1996 Reorganization. Such issuance was exempt from registration under the Securities Act because it did not constitute a sale of Common
Stock. In addition, the issuance was exempt from registration pursuant to
Section 3(a)(10) of the Securities Act by virtue of a determination made by the California Commissioner of Corporations that the terms of 1996 Reorganization, including the terms of the CSB Agreement, were fair to the holders of SDN common stock, as contemplated by a no-action letter dated July 12, 1996 (the "No-action Letter").

     Also as part of the 1996 Reorganization, the Company issued a total of 1,527,540 shares of Common Stock and paid approximately $14.1 million in cash, in the aggregate, to the holders of CSB common stock as of the closing of the CSB Acquisition. In addition, pursuant to the terms of the CSB Agreement, the Company issued an additional 58,212 shares of common stock and delivered approximately $346,000 of cash to be held in escrow pending resolution of certain contingencies related to the CSB Acquisition. The Company's issuance of Common Stock was exempt from registration pursuant to Section 3(a)(10) of the Securities Act by virtue of a determination made by the California Commissioner of Corporations that the terms of the 1996 Reorganization, including the CSB Agreement, were fair to the holders of CSB common stock, as contemplated by the No-action Letter.

     Upon consummation of the CSB Acquisition, the Company issued a total of 27,964 shares of Common Stock to the investment bankers that advised CSB, the number of such shares being based upon the amount of Common Stock received by CSB shareholders in the CSB Acquisition. The Company's issuance of those shares was exempt from registration under the Securities Act by virtue of Regulation D and/or Section 4(2) thereof.

     Contemporaneously with the 1996 Reorganization, the Company sold a total of 81,800 shares to certain directors and officers of the Company's subsidiaries and other accredited investors at a price of approximately $5.18 per share. The Company issuance of those shares was exempt from registration under the Securities Act by virtue of Regulation D and/or Section 4(2) thereof.

     KELLER RESTRICTED STOCK. During the year ended December 31, 1996, the Company and, prior to the CSB Acquisition, SDN issued a total of 49,062 shares of Common Stock to Robert P. Keller, President and Chief Executive Officer of the Company, pursuant to the terms of the Mr. Keller's Employment Agreement with the Company. The Company issuance of those shares was exempt from registration under the Securities Act by virtue of Regulation D and/or Section 4(2) thereof.

     FUNDING FOR ELDORADO ACQUISITION. On December 24, 1996, the Company entered into a definitive Agreement and Plan of Merger (the "Eldorado Agreement") with Eldorado Bancorp ("Eldorado") of Tustin California, the holding company of Eldorado Bank. Pursuant to the Eldorado Agreement, the Company will acquire 100% of the outstanding stock of

Eldorado for cash consideration of $23.00 per share. The aggregate consideration payable to holders of Eldorado stock and stock options (net of the tax benefit arising out of the stock options) will be approximately $89.6 million.

     The Company estimates that approximately $93.5 million of cash will be necessary to fund the payment of the cash consideration to the holders of Eldorado stock and stock options and related acquisition expenses. The Company intends to obtain such funding primarily from existing investors and certain institutional investors.

     The Company expects that the securities issued to fund the Eldorado acquisition will consist of trust originated preferred stock and non-cumulative preferred stock, Class A common stock ("Senior Common" and together with the preferred stock, the "Senior Securities"), Class B common stock and warrants to purchase approximately 4.5 million shares of Class B common stock. Existing shares of Common Stock will be reclassified as Class B common stock in connection with the Eldorado transaction. The issuance of the Senior Securities, the Class B common stock and the warrant will be exempt from registration under the Securities Act by virtue of Regulation D and/or
Section 4(2) thereof.

     As a condition to entering into the Eldorado Agreement before the finalization of the terms of the Senior Securities, the Company placed
$4.5 million in an escrow account which will be forfeited in the event that the Company fails to finance the Eldorado acquisition. Pursuant to agreements entered into in December 1996 with the Company, the Partnership and one of the Company's directors provided the funds for that escrow deposit. Those funds are initially in the form of a loan to the Company which (including interest thereon) would be converted to shares of Class B common stock upon the consummation of the Eldorado acquisition at a price of $4.40 per share. The Company's issuance of such shares of Class B common stock will be exempt from registration under the Securities Act by virtue of Regulation D and/or
Section 4(2) thereof.

     Also in December 1996, the Company accepted subscriptions agreements from certain of the Direct Holders and other accredited investors to purchase up to approximately $15.2 million of Class B Common Stock at a price of $4.81 per share to fund a portion of the Eldorado acquisition. Those subscribers will receive a 1% commitment fee based upon the maximum amount of their commitment. The Company's issuance of such shares of Class B common stock will be exempt from registration under the Securities Act by virtue of Regulation D and/or
Section 4(2) thereof.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND  RESULTS OF OPERATIONS

INTRODUCTION

     This information should be read in conjunction with the audited consolidated financial statements and the notes thereto of Commerce Security Bancorp, Inc. (the "Company") included in Item 7 of this Annual Report. SDN Bancorp, Inc. ("SDN") became a wholly-owned subsidiary of the Company effective August 31, 1996 as part of the 1996 Reorganization described elsewhere in this report (see "BUSINESS -- Acquisitions"). Management believes the Company should be regarded as a successor reporting company to SDN.

     Except for the historical information contained herein, the following discussion contains forward looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not specifically limited to, changes in regulatory climate, shifts in interest rate environment, change in economic conditions of various markets the Company serves, as well as the other risks detailed in this section, and in the sections entitled Results of Operations and Liquidity and Capital Resources.

     As a result of the 1996 Reorganization, described elsewhere in this report,
since September 1, 1996, the registrant has owned 100% of CSB and SDN.   SDN
owns 100% of San Dieguito National Bank ("SDNB") and, as of March 31, 1996, SDN completed the Liberty Acquisition as described in the footnotes to the accompanying consolidated condensed financial statements (see "BUSINESS -- Acquisitions"). Both the Liberty and CSB acquisitions were accounted for using the purchase method of accounting for business combinations. Accordingly, the following discussion relates to the operating results of SDNB for the twelve months ended December 31, 1996, the operating results of Liberty for the nine months ended December 31, 1996 and the operating results of CSB for the four months ended December 31,1996 and the financial condition of SDNB, Liberty and CSB combined (collectively the "Banks").

FINANCIAL CONDITION

     Total assets of The Company at December 31, 1996 were $437.1 million
compared to total assets of $55.9 million at December 31, 1995.   The increase
in total assets since December 31, 1995 is attributed primarily to the assets of Liberty, acquired on March 31, 1996, and CSB acquired on September 1, 1996, that had total assets of $149.0 million and $232.1 million at December 31, 1996, respectively. Total earning assets of the Company at December 31, 1996 were $321.3 million compared to total earning assets of $49.3 million at

December 31, 1995.  Earning assets increased primarily due to the Liberty
Acquisition and CSB Acquisition.   Liberty and CSB had total earning assets
of $133.9 million and $147.4 at December 31, 1996, respectively.

     Total loans and leases of the Company at December 31, 1996 were $272.0 million, including $10.8 million of mortgage loans held for sale, compared to $39.0 million at December 31, 1995. Loans and leases acquired in the Liberty Acquisition and CSB Acquisition account for the increase in total loans. Loans and leases at Liberty and CSB at December 31, 1996 were $103.3 million and $129.8 million, respectively. Additionally, The Company had $54.1 million in mortgage loan and servicing sale receivables at December 31, 1996.

     The Banks hold loans and leases in their portfolio that at December 31, 1996 represented 83.1% and 16.9% of total loans and leases, respectively. The four largest lending categories are: (i) commercial real estate loans; (ii) construction and other loans secured by real estate; (iii) commercial loans and
(iv) loans to individuals. At December 31, 1996, these categories accounted for approximately 37.8%, 31.3%, 21.0% and 9.9% of total loans, respectively. Leases are made to finance small equipment for businesses.

     Included among the Banks' portfolio of loans are approximately $42.4 million of SBA loans made by the Banks guaranteed by the United States Government to the extent of 75% to 90% of the principal and interest due on such loans. Liberty and SDNB are active in originating this type of loan. Liberty generally sells the government guaranteed portion of these loans to participants in the secondary market and retains servicing responsibilities and the unguaranteed portion of the loans while SDNB generally retains the entire loan for its own portfolio.

     The government guaranteed portion of the SBA loans are sold at a premium, a portion of which is immediately recognized as income. The remaining premium, representing estimated normal servicing fees or a yield adjustment on the portion of the SBA loan retained by the Banks, is deferred and recognized as income over the estimated life of the loan. Deferred SBA servicing fees for Liberty were approximately $1.4 million at December 31, 1996. The total SBA loan portfolio serviced by Liberty at December 31, 1996 was approximately $153.5 million and included in this amount was approximately $42.4 million representing the portion of the SBA loans retained by Liberty. The total SBA loan portfolio serviced by SDNB at December 31, 1996 was approximately $5.0 million and included in this amount was approximately $4.5 million representing the portion of the SBA loans retained by SDNB.

     Total investments of the Company at December 31, 1996 were $49.2 million compared to $10.3 million at December 31, 1995. Investment securities increased largely due to the Liberty Acquisition and CSB Acquisition. Investments at Liberty and CSB at December 31, 1996 were $30.6 million and $17.5 million, respectively. The investment portfolio primarily consists of U.S. government and municipal securities, Federal funds sold, reverse repurchase agreements and certificates of deposits held at other depository institutions. U.S. government and municipal securities were $35.2 million, or 71.5% of the total portfolio, of which $20.0 million are categorized as held to maturity and $15.2 million are categorized as available for sale. Federal funds sold and certificates of deposit were $13.7 million and $338,000, respectively, or 27.8% and .7% of the total portfolio, respectively.

     Total deposits were $383.0 million at December 31, 1996 compared to
$51.4 million at December 31, 1995.   The increase in total deposits since
December 31, 1995 is attributed to the addition of Liberty's and CSB's deposits that at December 31, 1996 were $133.9 million and $198.5 million, respectively. Non-interest bearing demand accounts were $126.9 million, or 33.1% of total deposits, at December 31, 1996. Interest bearing deposits are comprised of interest bearing demand accounts, regular savings accounts, money market accounts, time deposits of under $100,000 and time deposits of $100,000 or more which were $38.6 million, $42.2 million, $25.6 million, $123.8 million and $25.9 million, respectively, or 10.1%, 11.0%, 6.7%, 32.3%
and 6.8% of total deposits, respectively.

RESULTS OF OPERATIONS

NET INCOME.

     The Company had net income of $2.3 million for the year ended December 31, 1996 compared to a net loss of $5,000 for the year ended December 31, 1995. Included in the $5,000 1995 net loss is a $625,000 extraordinary gain from extinguishment of debt, net of tax benefit of $443,000, in connection with the Recapitalization. The Company's loss before extraordinary item for the year ended December 31, 1995 was $630,000. The increase in net income before extraordinary items is due to an increase in net interest income, non-interest income and tax benefit of $8.9 million, $4.2 million and $1.1 million, respectively, partially offset by increased provision for loan and lease losses, non-interest expense and income taxes of $237,000, $11.2 million and $856,000, respectively. Net income per share in 1996 was $.44 per share compared to a net loss per share of $.02 (after adjustment for extraordinary item) in 1995.

     In 1995, the Company had a consolidated net loss of $5,000 for the year ended December 31, 1995, compared to a consolidated net loss of $989,000 for the same period in 1994. Included in the $5,000 net loss is an extraordinary gain from extinguishment of debt of $625,000, net of tax benefit of $443,000, in connection with the Recapitalization. The Company's loss before extraordinary item for the year ended December 31, 1995 was $630,000 versus a net loss of $989,000 for the same period in 1994. The decrease in the loss before extraordinary item in 1995 is due to a $288,000 decrease in the provision for loan losses and a $30,000 increase in non-interest income partially offset by a $358,000 increase in non-interest expense, and a $44,000 decrease in net interest income. Net loss per share (after adjustment for extraordinary item) was $.02 in 1995, compared to a net loss per share of $18.41 in 1994.

NET INTEREST INCOME AND NET INTEREST MARGIN.

     The Company's net interest income increased $8.9 million in 1996 due to an increase of $14.8 million in interest income partially offset by increased interest expense of $5.9 million. Interest income and interest expense increased primarily due to an increase in interest earning assets and liabilities acquired in the Liberty and CSB acquisitions. Increased yields on earning assets and increased cost of interest bearing liabilities also contributed to the increases in interest income and interest expense. The yield on interest-earning assets rose to 9.74% from 9.08% in 1995 and the cost of interest-bearing liabilities rose to 4.65% from 3.88% in 1995. As a result of these factors the net yield on earning assets rose to 5.89% in 1996 from 5.60% in 1995.

     In 1995, The Company's net interest income decreased $44,000 due to an increase of $222,000 in interest expense, partially offset by an increase of $178,000 in interest income. Interest expense increased primarily due to an increase in the average rate paid on interest-bearing liabilities that rose to 3.88% in 1995 from 3.10% in 1994, partially offset by a decrease in total interest-bearing liabilities. Interest income increased primarily due to an increase in the average yield earned on interest-earning assets, that rose to 9.08% in 1995 from 8.15% in 1994, partially offset by a decrease in total interest-earning assets. As a result of these factors, the net yield earned on interest earning assets increased to 5.60% in 1995 from 5.31% in 1994.

      Loan fee income increased $1.1 million to $1.2 million in 1996 from $104,000 in 1995. Much of this increase is attributable to the fees earned at Liberty on the sale of SBA loans into the secondary market. Loan fee income decreased $26,000 to $104,000 in 1995 from $130,000 in 1994 which reflects the decline in local real estate and construction lending.

     The tables on the following pages set forth the average amount outstanding for each major category in the statements of condition for each of the past two years. They also indicate the total amount of interest earned, or paid, for the periods covered and the average rates earned or paid during those periods for each such category. The Company has not engaged in foreign activities in any of the periods represented. Nonaccrual loans are included in total loans outstanding while non-accrued interest thereon is excluded from the computation of rates earned.


                                        DECEMBER 31, 1996              DECEMBER 31, 1995
                                  ----------------------------     ---------------------------
                                            INTEREST   AVERAGE               INTEREST   AVERAGE
                                  AVERAGE   INCOME OR   YIELD      AVERAGE   INCOME OR   YIELD
                                  BALANCE    EXPENSE   OR COST     BALANCE    EXPENSE   OR COST
                                  -------   --------   ------      -------    -------   -------
                                                     (DOLLARS IN THOUSANDS)
ASSETS
Interest-earning assets:
  Loans(2)...................... $146,743    $16,383    11.16%    $ 42,272    $ 4,086    9.67%
  Investment securities.........   32,886      1,968     5.98        5,061        311    6.15

  Federal funds sold............   17,837        934     5.24        2,128        117    5.50
  Interest-bearing deposits
    with financial institutions.    1,254         67     5.34          868         54    6.22
                                    ------      -----                ------       ----
Total interest-earning assets...  198,720     19,352     9.74       50,329      4,568    9.08

Other assets:
  Cash and demand
  deposits with banks...........   14,611                            3,757
  Other assets..................   28,535                            2,909
                                   -------                           ------
      Total Assets.............. $241,866                         $ 56,995
                                  --------                         --------
                                  --------                         --------
LIABILITIES AND
SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
  Deposits
    Interest-bearing demand..... $ 24,464        686     2.80%      10,492        149    1.42%
    Money market................   18,135        493     2.72        9,176        231    2.52
    Savings.....................   28,917      1,150     3.98        5,235        115    2.20
    Time........................   91,987      5,241     5.70       18,394      1,075    5.84
                                  --------     ------                ------      -----
      Total interest-bearing
        deposits................  163,503      7,570     4.63       43,297      1,570    3.63

Fed Funds Purchased.............       16          1     6.25          -0-        -0-      -0-
Other borrowing.................      402         12     2.99          -0-        -0-      -0-
 Long-term debt.................      537         61    11.36        1,776        181    10.19
                                     ----        ---                 -----        ---
      Total interest-bearing
        liabilities.............  164,458      7,644     4.65       45,073      1,751     3.88
Other liabilities:
  Non interest-bearing
    demand deposits.............   52,273                           11,197
  Other liabilities.............    4,437                              806
                                   ------                           ------
  Total liabilities.............  221,168                           57,076
Shareholders' equity............   20,698                             (81)
                                   -------                           ------
                                   -------                           ------
      Total liabilities and
        Shareholders' equity....  $241,866                         $ 56,995
                                   -------                           ------
                                   -------                           ------

Net interest income:............             $11,708                          $ 2,817
                                             -------                          -------
                                             -------                          -------
    Net yield on interest-earning
    assets......................                         5.89%                            5.60%
                                                         -----                            -----
                                                         -----                            -----

--------------------------------
(2)Includes the deduction of the average balance in the allowance for loan losses of $639,000 in 1995 and $821,000 in 1994. Loan fees of $104,000 in 1995 and $130,000 in 1994 are included in the computations.

     The following table sets forth changes in interest income and interest expense on the basis of allocation to changes in rates and changes in volume of the various components. Nonaccrual loans are included in total loans outstanding while non-accrued interest thereon is excluded from the computation of rates earned.

                                      FOR THE YEAR ENDED            FOR THE YEAR ENDED
                                      DECEMBER 31, 1996             DECEMBER 31, 1995
                                         COMPARED TO                   COMPARED TO
                                      DECEMBER 31, 1995             DECEMBER 31, 1994
                                     INCREASE (DECREASE)           INCREASE (DECREASE)
                                      DUE TO CHANGE IN:             DUE TO CHANGE IN:
                                 ---------------------------    --------------------------
                                                    (DOLLARS IN THOUSANDS)

                                   NET                            NET
                                 CHANGE   RATE   VOLUME   MIX   CHANGE   RATE   VOLUME   MIX
                                 ------   ----   ------   ---   ------   ----   ------   ---
INTEREST EARNING
ASSETS
  Loans                         $12,297   $633  $10,099  $1,565    $42    $498  $(405)  $(51)
  Investment Securities           1,657     (8)   1,710     (45)    64      34     26      4
  Federal Funds Sold                817     (6)     864     (41)    61      18     33     10
  Interest-bearing deposits
    with financial institutions      13     (8)      24      (3)    11      18     (5)    (2)
                                  -----   -----   -----   -----  -----   -----  -----  -----
      Total interest-earning
        assets                   14,784    611   12,697   1,476    178     568   (351)   (39)
INTEREST BEARING
LIABILITIES
  Deposits
    Interest-bearing demand         537    145      199     193    (18)     (6)   (12)     0
    Money Market                    262     18      226      18    (85)     (7)   (79)     1
    Savings                       1,035     93      520     422    (20)     (2)   (18)     0
    Time                          4,166    (27)   4,301    (108)   348     309     27     12
                                  -----   -----   -----   -----  -----   -----  -----  -----
      Total interest-bearing
        deposits                  6,000    229    5,246     525    225     294    (82)    13
    Fed funds purchased and
      securities sold under
      agreements to repurchase        1      0        0       1      0       0      0      0
    Other borrowing                  12      0        0      12      0       0      0      0
    Long-term debt                 (120)    21     (127)    (14)    (3)      9    (12)     0
                                  -----   -----   -----   -----  -----   -----  -----  -----
        Total interest-bearing
          liabilities             5,893    250    5,119     524    222     303    (94)    13
                                  -----   -----   -----   -----  -----   -----  -----  -----
  Net Interest income            $8,891   $361   $7,578    $952   $(44)   $265  $(257)  $(52)
                                  -----   -----   -----   -----  -----   -----  -----  -----
                                  -----   -----   -----   -----  -----   -----  -----  -----

ALLOWANCE AND PROVISION FOR LOAN LOSSES

     The provision for loan losses is an expense charged against operating income and added to the allowance for loan losses. The allowance for loan losses represents the amounts which have been set aside for the specific purpose of absorbing losses which may occur in the Banks' loan portfolios. Management of the Banks continue to carefully monitor the allowance for loan losses in relation to the size of the Banks' loan portfolio and known risks or problem loans.

     The calculation of the adequacy of the allowance for loans losses requires the use of management estimates. These estimates are inherently uncertain and depend on the outcome of future events. Management's estimates are based upon previous loan loss experience, current economic conditions as well as the volume, growth and composition of the loan portfolio, the estimated value of collateral and other relevant factors. The Bank's lending is concentrated in Southern California, which has experienced adverse economic conditions, including declining real estate values. These factors have adversely affected borrowers' ability to repay loans. Although management believes the level of the allowance as of December 31, 1996 is adequate to absorb losses inherent in the loan portfolio, additional decline in the local economy may result in increasing losses that cannot reasonably be predicted at this date. The possibility of increased costs of collection, non-accrual of interest on those which are or may be placed on non-accrual, and further charge-offs could have an adverse impact on the Bank's and Bancorp's financial condition in the future.

     The allowance for loan losses was $5.2 million or 1.9% of gross loans, at December 31, 1996, compared to $639,000, or 1.6%, of gross loans at December 31, 1995 and $821,000, or 1.8%, of gross loans for the same period in 1994. The provision for loan losses for the year ended December 31, 1996 was $532,000 compared to $295,000, for the same period in 1995, and $583,000 for the same period in 1994.

NON-INTEREST INCOME.

     Non-interest income increased by $4.2 million to $4.9 million in 1996 from $696,000 in 1995. The increase was primarily due to the high level of non-interest income earned at Liberty and CSB. The sources of this fee income is primarily derived from the servicing and sale of loans including SBA, residential mortgages and small equipment leases.

     Non-interest income increased by $30,000 in 1995 compared to 1994. This was primarily due to $60,000 of legal costs reimbursed from a loan recovery. Non-interest income increased $11,000, or 1.7%, from $655,000 in 1993 to $666,000 in 1994, due to an increase in gain on sale of OREO, partially offset by a decrease in deposit service charges.

NON-INTEREST EXPENSE

     Non-interest expense increased $11.2 million to $15.3 million in 1996 from $4.1 million in 1995. The increase in expense is largely attributable to the expenses of Liberty and CSB. Expenses increased in the areas of salaries and employee benefits by $5.0 million, occupancy and equipment by $2.4 million and $3.8 million in other non-interest expenses.

     Non-interest expense increased $358,000 in 1995 compared to 1994. This increase is largely comprised of a $309,000 increase in losses and carrying costs of OREO, $86,000 of other expense recorded in June 1995 as a result of the May 1995 OCC examination, and $50,000 of accrued operational expenses relating to changes contemplated as a part of the Recapitalization. These increases in non-interest expense were offset by a $94,000 decrease in salaries and employee benefits and a $16,000 decrease in occupancy and equipment expenses.

     The Bank took a number of actions during 1996 to reduce non-interest
expenses  and increase non-interest income.   The Company continues to evaluate
ways to realize even greater efficiencies and ways to reduce overhead costs. Much of the improvements to be derived in the future will be borne out through the consolidation of administrative functions and concentrating on synergies of revenue production across the Banks.

PROVISION FOR INCOME TAXES.

     The Company recorded a net benefit for taxes on continuing operations totaling $1.5 million in 1996 compared to a net benefit of $443,000 in 1995. The benefit in 1996 results from the release of the valuation allowance which had previously been provided against the federal and state deferred tax assets of the Company. That valuation allowance had ben provided against the net operating loss carry forwards and other tax attributes of the Company. However, the Company's operating results adequately support the realizability of the deferred tax assets at December 31, 1996 and therefore the valuation allowance is no longer required. Of the $2.0 million total allowance which was released in 1996, approximately $413,000 was utilized to offset tax expense related to 1996 operating income, with the additional $1.5 million representing the aforementioned net benefit. The benefit in 1995 was recognized as an offset to the tax expense of $443,000 relating to the extraordinary gain from the extinguishment of debt in 1995; on a net basis the Company recorded no tax expense or benefit in 1995.

CAPITAL RESOURCES

     As of March 27, 1996, Dartmouth Capital Group, L.P. (the "Partnership") invested approximately $13.4 million in the registrant to fund the Liberty Acquisition. In exchange for that investment, the registrant issued a total of 3,392,405 additional shares of Common Stock at a price per share of $3.95, the registrant's book value per share as of December 31, 1995. At the Partnership's direction the registrant issued 1,764,000 of those shares of Common Stock, in the aggregate, to certain limited partners of the Partnership (the "Direct Holders") and the remaining

1,628,405 shares of Common Stock directly to the Partnership. A total of 38,300 shares were issued to investment bankers involved in the Acquisition and an additional 1,400 shares were issued sold to the directors of Liberty.

     As of August 28, 1996, the Partnership invested approximately $14.5 million in the registrant to fund the CSB Acquisition. In exchange for that investment, the registrant issued a total of 3,664,776 additional shares of Common Stock at
a price per share of $3.95.   At the Partnership's direction the registrant
issued 1,080,000 of those shares of Common Stock, in the aggregate, to the Direct Holders and the remaining 2,584,776 shares of Common Stock directly to the Partnership. Giving effect to the issuance of those shares to fund the CSB Acquisition, the Partnership owns 48.0% of the Common Stock and the Direct Holders own, in the aggregate 34.19% of the Common Stock.

     Holders of SDN Common Stock were issued one share of Holdco Common Stock for each share held in SDN. A total of 4,327,606 shares of SDN Common Stock were outstanding at the time of the Merger. Holders of Commerce Common Stock were issued 1,527,540 shares of Holdco Common Stock and received cash of approximately $14.1 million. An additional 58,212 shares of the Company's common stock and cash of approximately $346,000 were placed into escrow pending resolution of the SAIF recapitalization. As a result of legislation that recapitalized the SAIF, passed on September 30, 1996, the stock and cash escrows were distributed, with approximately $96,000 disbursed in cash and 16,151 common shares distributed. A total of 161,356 shares were issued to other direct investors who invested in conjunction with the Merger and investment bankers involved in the Merger.

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

     The Company and San Dieguito were well capitalized and Liberty and CSB were adequately capitalized as of December 31, 1996 for federal regulatory purposes. As of December 31, 1996, the Company had a combined leverage ratio was 6.98%, Tier 1 risk-weighted capital ratio was 9.22% and a total risk-weighted capital ratio was 10.64%. CSB's, Liberty's and San Dieguito's leverage ratio, Tier 1 risk-weighted capital ratio, and total risk-weighted capital ratios are set forth in the following table:

                                                                    San
                                            Liberty       CSB      Dieguito
                                            -------      -----     --------
     Leverage ratio                          6.19%       4.99%      11.05%
     Tier 1 risk-weighted capital ratio      8.68%       6.90%      14.52%
     Total risk-weighted capital ratio       9.97%       8.15%      15.78%

LIQUIDITY

     The Banks rely on deposits as their principal source of funds and, therefore, must be in a position to service depositors' needs as they arise. Management of the Banks attempt to maintain a loan-to-deposit ratio of not greater than 80% and a liquidity ratio (liquid assets, including cash and due from banks, Federal funds sold and investment securities to deposits) of approximately 20%. The average loan-to-deposit ratio was 68% in 1996, 78% in 1995, and 79% in 1994. The average liquidity ratio was 30% in 1996, 22% in 1995 and 20% in 1994. At December 31, 1996, the Company's loan-to-deposit ratio was 71% and the liquidity ratio was 22%. While fluctuations in the balances of a few large depositors cause temporary increases and decreases in liquidity from time to time, the Company and its subsidiary Banks have not experienced difficulty in dealing with such fluctuations from existing liquidity sources.

     Should the level of liquid assets (primary liquidity) not meet the liquidity needs of the Bank, other available sources of liquid assets
(secondary liquidity), including the purchase of Federal Funds, sale of repurchase agreements, sale of loans, and the discount window borrowing from the Federal Reserve Bank, could be employed. The Company and its subsidiary Banks have rarely used these sources in the past since its liquidity levels have been maintained primarily through funds provided by deposits.


INTEREST RATE SENSITIVITY

     The table on the following page analyzes the assets and liabilities of the Company at December 31, 1996, by interest rate sensitivity, showing the amount of each category which is subject to repricing over specified time horizons.
By definition, rate-sensitive assets less rate-sensitive liabilities equals the gap for that time horizon. The gap is negative if liabilities exceed the assets that are subject to repricing in a given time horizon. The Company's policy is to control the rate sensitivities in order that the one year cumulative gap does not exceed a positive or negative 10% of total assets.

                                                      OVER 3
                                                      MONTHS         OVER 1
                                        3 MONTHS       TO 12        YEAR TO         OVER        ZERO
                                         OR LESS      MONTHS        5 YEARS       5 YEARS       RATE(5)       TOTAL
                                         -------      ------        -------       -------       ----          -----
                                                            (DOLLARS IN THOUSANDS)
ASSETS
  Cash and due from banks               $      -      $      -      $      -      $      -      $ 32,522      $ 32,522
  Interest-bearing deposits
    w/financial institutions                 338             -             -             -             -           338
  Investment securities                    3,666         9,197        22,305            32             -        35,200
  Federal funds sold                      13,700             -             -             -             -        13,700
  Loans and leases                       145,835        43,916        59,568        25,224             -       274,655
  Loan and servicing sale receivable      54,080             -             -             -             -        54,080
  Premises and equip, net                      -             -             -             -         3,911         3,911
  Other assets(6)                              -             -             -             -        22,654        22,654
                                        --------      --------      --------      --------      --------      --------
    Total assets                        $217,619       $53,113       $81,873       $25,368       $59,087      $437,060

LIABILITIES AND
SHAREHOLDERS EQUITY
  Non-interest bearing
    demand deposits                     $      -      $      -       $     -       $     -      $126,885      $126,885
  Interest-bearing demand                 38,602             -             -             -             -        38,602
  Money market and savings                25,662             -             -             -             -        25,662
  Time under $100,000                     40,076        72,007        11,706             -             -       123,789
  Time of $100,000 or more                16,387         9,214           302             -             -        25,903
  Notes payable                                -         4,500             -             -             -         4,500
  Mandatory convertible debentures             -             -           537             -             -           537
  Other liabilities                            -             -             -             -         8,220         8,220
  Shareholders' equity                         -             -             -             -        40,772        40,772
                                        --------      --------      --------      --------      --------      --------
    Total liabilities &
      shareholders' equity              $162,917      $ 85,721       $12,545       $     -     $ 175,877      $437,060
                                        --------      --------      --------      --------      --------      --------
                                        --------      --------      --------      --------      --------      --------
  Gap (assets-liabilities and
     shareholders' equity)               $54,702      $(32,608)      $69,328       $25,368     $(116,790)
  Cumulative Gap                         $54,702      $ 22,094       $91,422      $116,790
  Cumulative gap as a % of total assets   12.52%         5.06%        20.92%        26.72%


ECONOMIC CONSIDERATIONS

     Approximately half of the Bank's loan portfolio at December 31, 1996 consisted of short-term loans tied to a floating interest rate which are either floating rate loans or change at least quarterly with 68% of the portfolio that either matures or has its interest rate subject to change within a one year horizon. This loan portfolio mix enables the Banks to adjust yields quickly in a changing interest rate environment. The Banks' assets that are interest sensitive are more sensitive to interest rate changes than its interest sensitive liabilities. This is partly because

----------------
(5) Assets or liabilities which are not interest rate-sensitive.

(6) Allowance for possible loan losses of $5.2 million as of December 31, 1996 is included in other assets.

it has more short term or immediately repriceable interest sensitive assets and longer term fixed rate interest bearing liabilities. Given these circumstances and absent other factors, declining market rates of interest will generally have a negative impact on the Bank's net interest income, while rising interest rates will have a positive effect.

     The commercial banking activity of the Banks concentrate on serving the needs of small and medium-size businesses, professionals and individuals located
primarily in the counties of Orange, San Diego and Sacramento.   The general
economy in these market areas, and particularly the real estate market, is slowly recovering from the results of a prolonged recession that has adversely affected the ability of certain borrowers of the Bank to perform their obligations to the Bank. The residential mortgage origination activity is centered in the five western states of the country which have been experience strong population growth and stable economic growth. Originations of small equipment leases are done throughout the country with a concentration in Northern California, which provides geographic diversity.

     The assessment of recent economic reports and the current economic environment in the Company's market areas are encouraging. Local economists have stated they believe the Southern California economy has stopped its decline and feel we have experienced a modest recovery during 1996 with the outlook for the first part of 1997 being positive.

     The financial condition of the Banks has been, and is expected to continue to be, affected by overall general economic conditions and the real estate market in California. The future success of the Banks is dependent, in large part, upon the quality of its assets. Although management of the Bank has devoted substantial time and resources to the identification, collection and workout of non-performing assets, the real estate markets and the overall economy in California are likely to have a significant effect on the Bank's assets in future periods and, accordingly, the Company's financial condition and results of operations.

INFLATION

     The majority of the Company's assets and liabilities are monetary items held by the Banks, the dollar value of which is not affected by inflation. Only a small portion of total assets is in premises and equipment. The lower inflation rate of recent years did not have the positive impact on the Banks that was felt in many other industries. The small fixed asset investment of the Company minimizes any material misstatement of asset values and depreciation expenses which may result from fluctuating market values due to inflation. A higher inflation rate, however, may increase operating expenses or have other adverse effects on borrowers of the Banks, making collection more difficult for the Banks. Rates of interest paid or charged generally rise if the marketplace believes inflation rates will increase.

ITEM 7. FINANCIAL STATEMENTS

           Financial Statements                                      Page No.
           --------------------                                      --------

Report of  Independent Accountants                                       F1

Consolidated Statements of Condition December 31, 1996 and 1995          F2

Consolidated Statements of Operations - Years ended
   December 31, 1996, 1995 and 1994                                      F4

Consolidated Statements of Shareholders' Equity - Years ended
   December 31, 1996, 1995 and 1994                                      F5

Consolidated Statements of Cash Flows - Years ended
   December 31, 1996, 1995 and 1994                                      F6

Notes to Consolidated Financial Statements -
   December 31, 1996, 1995 and 1994                                      F8

ITEM 8.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE



None.

PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF ISSUER

The following table provides certain information with respect to the directors and executive officers of the Company as of March 31, 1997.


Name                         Age        Position
----                         ---        --------
Edward A. Fox                 60        Director
Charles E. Hugel              68        Director
Robert P. Keller              58        Director, President and
                                         Chief Executive Officer
K. Thomas Kemp                55        Director
Jefferson W. Kirby            34        Director
Peter H. Paulsen              62        Director
Curt A. Christianssen         36        Senior Vice President,
                                        Treasurer and Chief Financial
                                        Officer

     EDWARD A. FOX served as Dean of the Amos Tuck School of Business at Dartmouth College in Hanover, New Hampshire from 1990 until his retirement in September 1994. Prior to 1990, Mr. Fox was founding President and Chief Executive Officer of the Student Loan Marketing Association (Sallie Mae) in Washington, D.C. Mr. Fox currently serves as a director of College Construction Loan Insurance Corp. (Connie Lee), Delphi Financial Corp., Greenwich Capital Management Corp., New England Mutual Life Insurance Company and Choate Rosemary Hall. Mr. Fox has agreed to serve as the non-executive Chairman of the Company following the Closing, if so elected by the Company's Board of Directors.

     CHARLES E. HUGEL served as Chairman and Chief Executive Officer of Combustion Engineering, Inc. in Stamford, Connecticut from 1982 to 1990. Prior to joining Combustion Engineering, Inc., he spent 30 years with AT&T, most recently as an Executive Vice President. Mr. Hugel also served as a director of Nabisco, Inc. and its corporate successor, RJR/Nabisco, Inc., from 1978 to 1986. Mr. Hugel presently serves on the boards of directors of Eaton Corp. and Pitney-Bowes, Inc.

     ROBERT P. KELLER is the President and Chief Executive Officer of the Company and of the General Partner of the Dartmouth Partnership. From 1994 to 1995, Mr. Keller was President and Chief Executive Officer of Independent Bancorp of Arizona, Inc., a Nasdaq-listed bank holding company with assets of $1.8 billion, which was acquired by Norwest Corporation in February 1995. From October 1991 to June 1994, Mr. Keller served as President and Chief Executive Officer of New Dartmouth Bank, a privately owned financial institution with assets of $1.7 billion, located in Manchester, New Hampshire, which was acquired by Shawmut National Corporation in 1994. From 1989 to 1991, he served as Chief
Operating Officer of Dartmouth Bancorp, Inc., also located in Manchester, New Hampshire. During 1988 and 1989, Mr. Keller served as Executive Vice
President and Chief Operating Officer of American Federal Bank in Dallas, Texas, which was created through the merger of 12 independent thrifts under the Southwest Plan. Prior to 1988, he served for 13 years as an officer of Indian Head Banks Inc. of New Hampshire (acquired by the Fleet/Norstar Group Inc. in 1988), most recently as Executive Vice President and Chief Financial/Administrative Officer. Mr. Keller also serves on the boards of directors of Centricut, LLC, Pennichuck Corporation, Source One Mortgage Services Corporation and White Mountain Holdings, Inc.

     K. THOMAS KEMP currently serves as Executive Vice President of Fund American Enterprises Holdings, Inc. (formerly Fireman's Fund Corporation) and President and Chief Executive Officer of White Mountain Holdings, Inc. Mr. Kemp serves on the boards of directors of Fund American, White Mountain, Valley Insurance Co., Financial Security Assurance, LTD., Main Street America Holdings and Centricut, LLC.

     JEFFERSON W. KIRBY has been employed since 1992 by Alleghany Corporation and was appointed Vice President in 1994. From 1987 to 1990, he was an employee of Bankers Trust Corporation, and from 1990 to 1992, he was an employee of BT Securities Corp., both affiliates of Bankers Trust New York Corporation. Mr. Kirby is also a director of Connecticut Surety Corporation, The Covenant Group, Inc. and F.M. Kirby Foundation, Inc., a charitable organization.

     PETER H. PAULSEN was the founder and majority shareholder of CSB and served as its Chairman of the Board since its inception in 1984 until the CSB Acquisition. Mr. Paulsen has been active in real estate development, first as a construction foreman and mason contractor, then as a builder of homes and apartment buildings. Mr. Paulsen was also a founding director of California Business Bank in San Jose, California.

     CURT A. CHRISTIANSSEN currently is the Senior Vice President, Treasurer and Chief Financial Officer of the Company and each of its operating banks, and Chief Financial Officer of the General Partner of the Dartmouth Partnership. Prior to the Liberty Acquisition in March 1996, Mr. Christianssen served as Chief Financial Officer of Liberty from October 1993. From October 1991 to April 1993, Mr. Christianssen served as an Executive Vice President and Chief Financial/Administrative Officer of Olympic National Bank. Previously Mr. Christianssen was employed by the Resolution Trust Company as a Vice President responsible for general accounting and data processing for Gibraltar Savings and Loan Association, a $15 billion institution, and as the Chief Financial Officer for the receiver for Unity Savings and Loan Association.

     Each of the current directors of the Company, other than Mr. Paulsen, also serves as a director of the General Partner of the Dartmouth Partnership. There are no family relationships between any of the Company's directors or executive officers.

     AUDIT COMMITTEE. The current members of the Company's Audit Committee are Jefferson W. Kirby (Chairman), Edward A. Fox and K. Thomas Kemp. The Audit Committee functions include reviewing the financial statements of the Company and its subsidiaries and the scope of the annual audit by the Company's independent certified public accountants, and appointing the independent certified public accountant on an annual basis. The Committee also monitors the Company's internal financial and accounting controls.

     COMPENSATION COMMITTEE. The current members of the Company's Compensation Committee are K. Thomas Kemp (Chairman), Edward A. Fox and Charles E. Hugel.
The Compensation Committee reviews and makes recommendations to the Board of Directors on matters concerning the salaries and other employee benefits for the Company's officers.

DIRECTOR COMPENSATION

     Since the 1995 Recapitalization, the directors of the Company (and SDN prior to the CSB Acquisition) have not received any compensation for serving on the Board of Directors or any committee or attending meetings thereof. The Board of Directors may choose to institute director compensation after the Eldorado acquisition. All directors receive reimbursement of reasonable expenses incurred in attending Board and committee meetings and otherwise carrying out their duties.

ITEM 10. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION SUMMARY

     Mr. Keller is the only current executive officer of the Company who received compensation in excess of $100,000 from the Company during the fiscal year ended December 31, 1996. Mr. Keller commenced his employment as SDN's Chief Executive Officer on October 1, 1995. The table set forth below contains a summary of the annual and other compensation paid to Mr. Keller during 1996 and the quarter ended December 31, 1995. As of the date of this report, Mr. Keller's annual base salary is $250,000.

                                      ANNUAL                     LONG TERM COMPENSATION
                                   COMPENSATION                          AWARDS
                       ---------------------------------------   -----------------------
                                                                 RESTRICTED   SECURITIES
NAME AND                        BASE              OTHER ANNUAL     STOCK      UNDERLYING     ALL OTHER
PRINCIPAL POSITION     YEAR    SALARY     BONUS   COMPENSATION     AWARDS      OPTIONS      COMPENSATION
------------------     ----    ------     -----   ------------    --------    ----------    ------------
Robert P. Keller       1996   $185,240      --         --          51,592        (1)          $1,316
President and Chief    1995   $ 37,500(2)   --         --             --         --           $3,918(3)
 Executive Officer

---------------
(1) Mr. Keller's employment agreement entitles him to receive an award of stock options equal to 50% of the shares reserved under the stock option pool. See "-- Keller Employment Agreement -- Stock Option Awards" below. Giving effect to the completion of the Eldorado acquisition referenced elsewhere in this report (see "ITEM 5. MARKET FOR ISSUER'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS"), Mr. Keller would be entitled to receive an option covering approximately 746,000 shares of Common Stock.
(2)  Period from October 1, 1995 to December 31, 1995.
(3)  Includes reimbursement for moving expenses.



KELLER EMPLOYMENT AGREEMENT

     CAPACITY AND TERM. In July 1996, the Company entered into an employment agreement with Mr. Keller that was effective retroactive as of October 1, 1995. The Company has agreed to employ Mr. Keller as the Company's senior most executive officer, to nominate Mr. Keller to serve as a director of the Company, and to cause Mr. Keller to be elected as a director of each of the Company's subsidiaries that is a depository institution or otherwise a "significant subsidiary," as defined under SEC regulations. Mr. Keller's employment agreement has a three-year term, ending on September 30, 1998, and will be renewed automatically for successive one-year periods unless either the Company or Mr. Keller gives the other notice at least one year prior to the end of the term or any extension thereof. Upon consummation of the Company Merger, Holdco will assume the Company's obligations under Mr. Keller's employment agreement.

     BASE SALARY. Mr. Keller's base salary under the employment agreement will depend upon the

Company's consolidated assets. Mr. Keller's base salary currently is $250,000. If the Company's consolidated assets increase to more than $800 million (but not greater than $1.2 billion), Mr. Keller's base salary will be $300,000. If the Company's consolidated assets exceed $1.2 billion, Mr. Keller's base salary will be $350,000.

     For purposes of Mr. Keller's employment agreement, the Company's consolidated assets are calculated as of the end of each of the Company's fiscal quarters and are equal to the Company's average consolidated assets for the 6-month period then ended calculated on a daily basis in accordance with generally accepted accounting principles ("Average Consolidated Assets"), except that if the Company's consolidated assets as of the end of a fiscal quarter vary by more than 20 percent from the Average Consolidated Assets for the two consecutive quarters ended as of that date, the Company's consolidated assets as of that date are used for purposes of determining any adjustment to Mr. Keller's salary. If, subsequent to an increase in Mr. Keller's base salary, the Company's Average Consolidated Assets as of the end of any fiscal quarter are less than the most recently applied asset threshold for determining Mr. Keller's salary, Mr. Keller's base salary will be decreased, effective as of the beginning of the quarter next following the measurement date, in accordance with the salary schedule described above. If the Company's Average Consolidated Assets exceed $1.8 billion, Mr. Keller may request that the Compensation Committee of the Company's Board of Directors (the "Committee") consider and make a recommendation to the Company's Board of Directors whether it is appropriate to increase his annual salary. Mr. Keller's base salary, as so determined, is hereinafter referred to as his "Base Salary."

     RESTRICTED STOCK AWARDS. Mr. Keller's employment agreement generally obligates the Company to issue shares of restricted Common Stock (the "Restricted Stock") to Mr. Keller whenever, during the term of the agreement, the Company issues Common Stock or a Common Stock Equivalent (as defined in the employment agreement), including shares of Common Stock issued in the CSB Acquisition. Mr. Keller will not be entitled to receive any Restricted Stock as a consequence of the sale of Common Stock or a Common Stock Equivalent to the Dartmouth Partnership or director qualifying shares to any director of a subsidiary of the Company or the award of employee stock options or the issuance of Common Stock upon the exercise thereof.

     The number of shares of Restricted Stock that will be issued to Mr. Keller will be equal to 3.0 percent of the sum of (x) the number of shares of Common Stock then issued by the Company or, in the case of the issuance of a Common Stock Equivalent, the number of shares of Common Stock which such Common Stock Equivalent may be converted into or exchanged for, and (y) the number of shares of Restricted Stock to be issued to Mr. Keller at that time. Subject only to restrictions on transferability and forfeiture conditions described below, Mr. Keller will have all the rights of a shareholder with respect to the Restricted Stock, including, without limitation, the right to vote the Restricted Stock and to receive any dividend or other distribution with respect thereto. Prior to the end of Restricted Period (as defined in Mr. Keller's employment agreement), Mr. Keller may not sell, assign, transfer, pledge, hypothecate or otherwise encumber or transfer the Restricted Stock, except as permitted by the Committee. If Mr. Keller's employment under the employment agreement is terminated for cause (as defined in the employment agreement) prior to the end of the Restricted

Period, or if Mr. Keller resigns from the Company during the Restricted Period without the consent of the Board of Directors of the Company, any Restricted Stock then outstanding will be forfeited to the Company without any payment to Mr. Keller.

     In general, the "Restricted Period" will expire upon the earliest to occur of the following events: (a) a Change in Control (as defined in Mr. Keller's employment agreement) of the Company; (b) Mr. Keller's retirement from the Company after attaining age 62; (c) the effective date of Mr. Keller's resignation from the Company with the consent of the Board of Directors; (d) the effective date of the expiration of Mr. Keller's employment agreement pursuant to notice of non-renewal given by the Company;
(e) the effective date of Mr. Keller's termination of his employment agreement for cause (as defined in the agreement); (f) the effective date of the termination of Mr. Keller's employment by the Company due to a "disability" (as defined in the employment agreement); or (g) Mr. Keller's death. In the case of Restricted Stock that is issued to Mr. Keller as a consequence of the Company's issuance of a Common Stock Equivalent, the Restricted Period will terminate on the later of (x) the date on which such Common Stock Equivalent first becomes convertible into or exchangeable for shares of Common Stock and (y) the earliest to occur of the events specified in the immediately preceding sentence. If any Common Stock Equivalent is redeemed in whole or in part by the Company prior to the date such Common Stock Equivalent is convertible into or exchangeable for shares of Common Stock, upon such redemption there shall be forfeited to the Company, without any payment to Mr. Keller, a pro rata portion of the shares of Restricted Stock issued as a consequence of the Company's sale of such Common Stock Equivalent.

     STOCK OPTION AWARDS. Mr. Keller's employment agreement obligates the Company's Board of Directors to adopt a stock option plan (the "Option Plan") pursuant to which the Board of Directors or the Committee may grant stock options to Mr. Keller and other officers of the Company or any of its subsidiaries. Mr. Keller's employment agreement specifies that the number of shares of Common Stock reserved for issuance under the Option Plan (the "Option Pool") will not be less than 6.0% of the sum of (x) the number of shares of Common Stock that the Board of Directors estimates in good faith will be outstanding on December 31, 1996, taking into account any proposed issuance of securities then pending, and (y) the shares reserved for issuance under the Option Plan.

     Mr. Keller's employment agreement provides that promptly following the adoption of the Option Plan, the Company will grant to Mr. Keller an option exercisable for a number of shares of Common Stock equal to 50.0% of the shares in the Option Pool, and that if the Company thereafter increases the number of shares in the Option Pool, the Company will promptly grant to Mr. Keller an option exercisable for a number of shares of Common Stock equal to 50.0% of the amount by which the Company increases the Option Pool. Mr. Keller's employment agreement also specifies that the exercise price, vesting schedule and other terms of any stock option granted to him under the Option Plan will be substantially similar to the terms of any other contemporaneously granted stock option under the Option Plan, except that any stock option granted to Mr. Keller will (a) not have an exercise price less than the fair market value of the Common Stock at the time of grant; (b) to the extent the stock option has an escalating exercise price or a fixed exercise price with a premium over the then fair market value of the Common Stock, reflect an annual percentage increase of not greater than the then current yield to maturity of the most recently auctioned 5-year U.S. Treasury Notes; (c) vest over a period of not more than four years from the date of grant; (d) provide that if Mr. Keller's employment is terminated by the Company other than for cause (as defined Mr. Keller's employment agreement), the stock option will continue to be exercisable until such date as it would have expired if Mr. Keller had continued to be employed by the Company; and (e) provide that upon a Change in Control of the Company (as defined in Mr. Keller's employment agreement), any stock option then outstanding will become fully exercisable.

     SUPPLEMENTAL RETIREMENT PROGRAM. Mr. Keller's employment agreement obligates the Company to provide supplemental retirement benefits through a non-qualified, unfunded arrangement equal up to 35% of Mr. Keller's Average Base Salary after seven years of service. The supplemental retirement benefit accrues and vests annual at the rate of 5% per year. The supplemental retirement benefit will be paid monthly for ten years commencing upon (a) the later of Mr. Keller's retirement date or age 65 or (b) Mr. Keller's death. Any retirement benefits remaining unpaid at Mr. Keller's death will be paid to his designated beneficiary.

     BENEFITS UPON TERMINATION. Mr. Keller's employment agreement provides that if his employment is terminated by the Company without cause or by him due to a material change in the nature or scope of his responsibilities or duties, or a material breach by the Company of the employment agreement, the Company generally will be obligated to pay Mr. Keller his Base Salary for the remainder of the term of his employment agreement or 18 months, whichever is greater. During such period, the Company also would be obligated to continue certain employee benefits, such as life, health, accident and disability insurance coverage, which Mr. Keller was receiving immediately preceding his termination. In addition, upon the events described above, Mr. Keller's supplemental retirement benefits would become fully vested, and upon his attainment of age 65, the Company would be obligated to pay him an amount sufficient to assure that he receives the amount to which he would have been entitled under the Supplemental Retirement Program had he been employed by the Company for three years, and all options granted to Mr. Keller to purchase Common Stock will become fully vested and exercisable.

     If Mr. Keller's employment is terminated by the Company because Mr. Keller becomes disabled (as defined in the employment agreement), Mr. Keller will be entitled to receive not less than 50.0% of his then Base Salary until age 65. In addition, all of his options to purchase the Company Common Stock will immediately become fully vested and exercisable.

     If Mr. Keller's employment agreement expires following a notice of non-renewal given by the Company, Mr. Keller would be entitled to the continuance for a period of six months of his Base Salary and the employee benefits which Mr. Keller was receiving immediately prior to such termination.

     Payments to which Mr. Keller would be entitled upon termination will be reduced by amounts earned by Mr. Keller for services provided to another party after such termination.

Mr. Keller would have no duty, however, to mitigate such payments by seeking to provide services to another party. Mr. Keller's employment agreement also provides that under certain circumstances involving a Change in Control, the amount of benefits provided under his employment agreement would be reduced if, after applying the excise tax provisions to the payments under the Internal Revenue Code of 1986, as amended, the net economic benefit to Mr. Keller would be increased by effecting such a reduction.

STOCK OPTION PLAN

     Mr. Keller's employment agreement obligates the Company to adopt by the Option Plan by October 1, 1996 pursuant to which the Company Board of Directors or the Committee may grant stock options to Mr. Keller and other officers of the Company or any of its subsidiaries. Mr. Keller's employment agreement specifies that the number of shares of Common Stock available in the Option Pool will not be less than 6.0% of the sum of (x) the number of shares of Common Stock that the Board of Directors estimates in good faith will be outstanding on December 31, 1996, taking into account any proposed issuance of securities then pending, and (y) the shares reserved for issuance under the Option Plan. Mr. Keller's employment agreement also provides that promptly following the adoption of the Option Plan, the Company will grant to Mr. Keller an option exercisable for a number of shares of Common Stock equal to 50.0% of the shares in the Option Pool, and that if the Company thereafter increases the number of shares in the Option Pool, the Company will promptly grant to Mr. Keller an option exercisable for a number of shares of Common Stock equal to 50.0 % of the amount by which the Company increases the Option Pool. As of the date of this report, the exercise price, vesting schedule and other terms of stock options to be granted under the Option Plan have not been finally determined. Giving effect to the completion of the Eldorado acquisition referenced elsewhere in this report (see "ITEM 5. MARKET FOR ISSUER'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS"), Mr. Keller would be entitled to receive an option covering approximately 746,000 shares of Common Stock. See "-- Keller Employment Agreement -- Stock Option Awards" above.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

     GENERAL. The following table sets forth, in accordance with the Securities and Exchange Commission's beneficial ownership rules, certain information about the only persons known by SDN to be the beneficial owners of more than 5% of the outstanding shares of SDN Common Stock as of December 31, 1996. This information has been furnished by the persons listed in the table. Unless otherwise indicated, each of the beneficial owners has sole voting and investment power with respect to its or his shares.

        Name and Address                  Number of Shares     Percent
        of Beneficial Owners              Beneficially Owned   of Class
        --------------------              ------------------   --------

        Dartmouth Capital Group, L.P.         4,642,920          47.9%
        Dartmouth Capital Group, Inc.(1)
        7777 Center Avenue
        Huntington Beach, CA 92647

        Peter H. Paulsen                      1,377,101          14.2%
        2746 E. Smith Road
        Bellingham, WA  98226

        Ernest J. Boch(2)                     1,159,000          12.0%
        Subaru of New England, Inc.
        95 Morse Street
        Norwood, MA  02062

        Shareholders of General Partner       3,307,592          34.1%
           as a Group(3)(4)
        (11 shareholders)

---------------
(1) As the sole general partner of the Dartmouth Partnership, the Dartmouth General Partner exercises sole control over the voting and disposition of the shares of Common Stock held of record by the Dartmouth Partnership.

(2) Excludes shares beneficially owned by the Dartmouth General Partner. Each of Messrs. Boch, Fox and Kirby is a principal shareholder and director of the Dartmouth General Partner and, pursuant to the terms of a shareholder agreement among such shareholders (the "DCG Shareholder Agreement") each has a right to designate a director of the Dartmouth General Partner. Messrs. Boch, Fox and Kirby disclaim beneficial ownership of shares of Common Stock beneficially owned by the Dartmouth General Partner.

(3)  Includes, in one case, shares held by an affiliate of the shareholder.

(4) In the case of Robert P. Keller, a shareholder of the Dartmouth General Partner, includes 51,592 shares of Restricted Stock issued to Mr. Keller pursuant to the terms of his employment agreement, but excludes shares that will be subject to an option that the Company has agreed to grant to Mr. Keller promptly following the adoption of the Option Plan. (See "EXECUTIVE COMPENSATION -- Keller Employment Agreement -- Restricted Stock Awards" and "--Stock Option Plan" herein.)

     DARTMOUTH CAPITAL GROUP. Dartmouth Capital Group and the Dartmouth General Partner were organized in May 1995 to identify, evaluate and, if and when appropriate, acquire controlling or substantial equity positions in, or certain assets and liabilities of, one or more financial institutions located principally in California. Both are registered bank holding companies under the BHCA. As of the date of this report Dartmouth Capital Group's sole investment and principal asset is a controlling equity investment in the Company which it acquired in the 1995 Recapitalization. In connection with SDN's March, 1996 acquisition of Liberty, Dartmouth Capital Group invested an additional $13.4 million in SDN Common Stock and in connection with the CSB Acquisition and 1996 Reorganization invested an additional $15.1 million in common stock of the company. (See "BUSINESS -- Acquisitions" herein.) The Dartmouth Partnership has loaned $4.3 million to fund a substantial portion of the deposit that the Company was required to make prior to entering into the Eldorado Agreement. The terms of such arrangement. The principal and interest due on such loans will be converted to shares of Class B common stock upon the consummation of the Eldorado acquisition at a price of $4.40 per share. The Dartmouth Partnership also has agreed to purchase up to $6.8 million of Senior Securities (as defined elsewhere in this report). See "ITEM 5. MARKET FOR ISSUER'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS."

     The Dartmouth General Partner has complete control of the management and conduct of the Dartmouth Capital Group, including all actions pertaining to its investment in the Company. Ultimate control over Dartmouth Capital Group rests with the shareholders of the Dartmouth General Partner. The DCG Shareholder Agreement provides that each shareholder (or, in the case of two affiliated shareholders, the affiliates as a group) has a right to designate a director of the Dartmouth General Partner. Rights to designate directors may from time to time also be granted to third parties, including limited partners of Dartmouth Capital Group who are not shareholders of the Dartmouth General Partner. As of the date of this Annual Report, there are 11 shareholders of the Dartmouth General Partner, each of whom is a limited partner (or an affiliate of a limited partner) of Dartmouth Capital Group. As of the date of this report, the Dartmouth General Partner has eight directors.

SECURITY OWNERSHIP OF MANAGEMENT

     The following table sets forth certain information as of December 31, 1996, with respect to each executive officer and director of the Company, and all officers and directors as a group. This information has been furnished by the persons listed in the table


                   Name and Title                Number of Shares      Percent
                   of Beneficial Owners        Beneficially Owned     of Class
                   --------------------        ------------------     --------

                   Robert P. Keller (1) (2)                74,592        *%
                   Director, President and
                   Chief Executive Officer

                   Peter H. Paulsen                     1,377,101      14.2%
                   Director

                   Edward A. Fox (1)                      387,000       4.0%
                   Director

                   Jefferson W. Kirby  (1)                386,000       4.0%
                   Director

                   Charles E. Hugel (1)                   301,000       3.1%
                   Director

                   K. Thomas Kemp (1)                      29,000        *%
                   Director

                   Curt A. Christianssen                    1,000        *%
                   Senior Vice President and
                   Chief Financial Officer

                   All Directors and Officers           2,555,693      26.4%
                      as a Group (1) (2) (3)


----------------
* Less than 1%.

(1) Excludes shares beneficially owned by the Dartmouth General Partner. Each of Messrs. Keller, Fox, Hugel, Kemp and Kirby is a principal shareholder and director of the Dartmouth General Partner and, pursuant to the terms of the DCG Shareholder Agreement each has a right to designate a director of the Dartmouth General Partner. Messrs. Keller, Fox, Hugel, Kemp and Kirby disclaim beneficial ownership of shares of Common Stock beneficially owned by the Dartmouth General Partner.

(2) Includes 51,592 shares of Restricted Stock issued to Mr. Keller pursuant to the terms of his employment agreement. (See "EXECUTIVE COMPENSATION -- Keller Employment Agreement -- Restricted Stock Awards" herein.)

(3) Excludes shares of Common Stock that will be reserved for issuance to the Company's executive officers in connection with the Option Plan. (See "EXECUTIVE COMPENSATION -- Stock Option Plan" herein.)

ITEM  12.  CERTAIN TRANSACTIONS AND RELATED TRANSACTIONS

CERTAIN TRANSACTIONS

     Except as described in this Section, there are no existing or proposed material transactions between the Company or the Banks and any of the Company's executive officers, directors, or beneficial owners of 5% or more of the common stock, or the immediate family or associates of any of the foregoing persons.

     In December 1996, the Dartmouth Partnership and Peter H. Paulsen, a director of the Company, loaned $4.3 million and $200,000, respectively, to fund the deposit that the Company was required to make prior to entering into the Eldorado Agreement. The principal and interest due on such loans will be converted to shares of Class B common stock upon the consummation of the Eldorado acquisition at a price of $4.40 per share.

     Also in December 1996, certain directors of the Company and other Direct Holders agreed to purchase up to approximately $15.2 million of Class B common Stock at a price of $4.81 per share to fund a portion of the Eldorado acquisition.

     The Dartmouth Partnership also has agreed to purchase up to $6.8 million of Senior Securities (as defined elsewhere in this report) under certain circumstances. See "ITEM 5. MARKET FOR ISSUER'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS."

     Some of the directors and executive officers of the Company's bank subsidiaries (collectively, the "Banks") and their immediate families, as well as the companies with which such directors and executive officers are associated, are customers of, and have had banking transactions with the Banks in the ordinary course of the Banks' business and the Banks expect to have such ordinary banking transactions with such persons in the future. In the opinion of management of the Company and the Banks, all loans and commitments to lend included in such transactions were made in compliance with applicable laws on substantially the same terms, including interest rates and collateral, as those prevailing for comparable transactions with other persons of similar creditworthiness and did not involve more than a normal risk of collectibility or present other unfavorable features. Although the Banks do not have any limits on the aggregate amount it would be willing to lend to directors and officers as a group, loans to individual directors and officers must comply with the Banks' lending policies and statutory lending limits. Total loans to executive officers and directors at December 31, 1996 were $2.0 million.

ITEM  13.  EXHIBITS  AND REPORTS ON 8-K

(a)  Exhibit Index

           2.1 Agreement and Plan of Merger dated December 24, 1996 between Commerce Security Bancorp, Inc. (the "Company") and Eldorado Bancorp ("Eldorado") (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K dated December 24, 1996 and incorporated by reference herein)

           2.2 Stock Option Agreement dated December 24, 1996 between the Company and Eldorado (filed as Exhibit 2.2 to the Company's Current Report on Form 8-K dated December 24, 1996 and incorporated by reference herein)

           3.1 Certificate of Incorporation of (filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1996 and incorporated by reference herein)

           3.2 Bylaws of the Company, (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1996 and incorporated by reference herein)

           4.1 Indenture with respect to Mandatory Convertible Debentures of SDN Bancorp, Inc. ("SDN") due 1998 (filed as Exhibit 4 to SDN's Registration Statement on Form S-1, File No. 33-4045 filed March 17, 1986 and incorporated by reference herein)

          10.1 Form of Loan/Subscription Agreement dated December 1996 between the Company and Dartmouth Capital Group, L.P. (the "Dartmouth Partnership") and Peter H. Paulsen

          10.2 Form of Common Stock Subscription Agreement dated December 21, 1996 ("1996 Subscription Agreement") between the Company and the various subscribers thereto, including certain directors of the Company

          10.3     Form of Amendment to 1996 Subscription Agreement

          10.4 Form of Commitment Letter dated March 21, 1997 between the Dartmouth Partnership and the Company

          10.5     Lease for 135 Saxony Road, Encinitas, California (filed as
                   Exhibit 10.4 to SDN's Registration Statement on Form S-14, File No. 2-76555 filed March 18, 1982 and incorporated by reference herein)

           10.6 Lease for 6354 Corte del Abeto, Carlsbad, California (filed as Exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 1984 and incorporated by reference herein).

           10.7 Lease Agreement between Sheryl L. Bullock as Trustee, as Landlord, and San Dieguito National Bank, as tenant, dated July 27, 1990 (filed as Exhibit 10.1 to SDN's Form 10-Q for the quarter ended June 30, 1990 and incorporated by reference herein)

           10.8 Lease Agreement for 7777 Center Avenue, Huntington Beach, California between Alvamij Huntington Beach, Inc. as Landlord, and Liberty National Bank, as Tenant, dated August 20, 1981 and amended February 14, 1986 (filed as Exhibit 10.3 to SDN's report on Form 10-Q for the quarter ended March 31,
                   1996)

           10.9 Lease Agreement for 17011 Beach Boulevard, Huntington Beach, California between Liu Corp., as Landlord, and Liberty National Bank, as Tenant, dated December 15, 1995 (filed as
                   Exhibit 10.4 to SDN's report on Form 10-Q for the quarter ended March 31, 1996)

           10.10   Employment Agreement between Liberty National Bank and Philip
                   S. Inglee dated July 20, 1995 (filed as Exhibit 10.5 to SDN's report on Form 10-Q for the quarter ended March 31,
                   1996)

           10.11 Employment Agreement between Liberty National Bank and Catherine C. Clampitt dated April 1, 1995 (filed as Exhibit
                   10.8 to SDN's report on Form 10-Q for the quarter ended March 31, 1996)

           10.12 Employment Agreement dated October 1, 1995 between Robert P. Keller and the Company* (filed as Exhibit 10.1 to the Company's Form 10-Q for the quarter ended September 30, 1996 and incorporated by reference herein)

           20. Terms of Primary Stock Right dated September 28, 1995 (filed as Exhibit 20.1 to SDN's Annual Report on Form 10-KSB for the year ended December 31, 1995 and incorporated by reference herein)

           21. Subsidiaries of the Registrant (filed as Exhibit 22 to SDN's Registration Statement on Form S-1, File No. 33-4045 filed March 17, 1986 and incorporated by reference herein)

--------------
* Denotes Executive Compensation Plan or Arrangement

(b)  Reports on Form 8-K.

     1) Definitive Agreement signed to acquire Eldorado Bancorp, dated December 24, 1996

                            SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the issuer has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMERCE SECURITY BANCORP, INC.

By Robert P. Keller /s/
----------------------------------------
Robert P. Keller
President, Chief Executive Officer

Date: April 14, 1997

By Curt A. Christianssen /s/
---------------------------------------
Curt A. Christianssen
Senior Vice President
Chief Financial Officer

Date: April 14, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the issuer and in the capacities and on the dates indicated.

      Signature                       Title                          Date
      ---------                       -----                          ----

Robert P. Keller /s/                  Director, President         April 14, 1997
-------------------------             and Chief Executive
Robert P. Keller                      Officer


K. Thomas Kemp /s/                    Director                    April 14, 1997
-------------------------
K. Thomas Kemp


Edward A. Fox /s/                     Director                    April 14, 1997
-------------------------
Edward A.  Fox

Charles E. Hugel /s/                  Director                    April 14, 1997
-------------------------
Charles E. Hugel

Jefferson  W. Kirby /s/               Director                    April 14, 1997
-------------------------
Jefferson  W. Kirby




Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Issuers Which Have Not Registered Securities Pursuant to
Section 12 of the Act.

None

                          EXHIBIT INDEX


      Number                           Description                          Page
      ------                           -----------                          ----

      10.1 Form of Loan/Subscription Agreement dated December 1996 between the Company and Dartmouth Capital Group, L.P. (the "Dartmouth Partnership") and Peter H. Paulsen

      10.2 Form of Common Stock Subscription Agreement dated December 21, 1996 ("1996 Subscription Agreement") between the Company and the various subscribers thereto, including certain directors of the Company

      10.3    Form of Amendment to 1996 Subscription Agreement

      10.4 Form of Commitment Letter dated March 21, 1997 between the Dartmouth Partnership and the Company

                       REPORT OF INDEPENDENT ACCOUNTANTS
                       ---------------------------------



February 12, 1997


To the Board of Directors and Shareholders of Commerce Security Bancorp, Inc.

In our opinion, the accompanying consolidated statement of condition and the related consolidated statements of operations, of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Commerce Security Bancorp, Inc. and its subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

COMMERCE SECURITY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CONDITION
DECEMBER 31, 1996 AND 1995
-------------------------------------------------------------------------------

                                                                                 December 31,
                                                                              ------------------
                                                                            1996           1995
                                                                            ----           ----
Assets
------
Cash and due from banks                                                   $32,522,000    $ 3,640,000
Federal funds sold                                                         13,700,000      2,300,000
Interest bearing deposits in other financial institutions                     338,000        989,000
Held-to-maturity investment securities at amortized
 cost, approximate fair value of $19,910,000 and
 $7,057,000 at December 31, 1996 and 1995, respectively                    20,025,000      7,009,000
Available-for-sale investment securities                                   15,175,000              -
Mortgage loans held for sale                                               10,837,000              -
Loans and leases, net                                                     256,041,000     38,338,000
Loan and servicing sale receivable                                         54,080,000              -
Premises and equipment, net                                                 3,911,000        597,000
Real estate acquired through foreclosure, net                               3,635,000      1,411,000
Intangibles arising from acquisitions, net                                 10,736,000              -
Accrued interest receivable and other assets                               16,060,000      1,621,000
                                                                         ------------     ----------
      Total assets                                                       $437,060,000   $ 55,905,000
                                                                         ------------     ----------
                                                                         ------------     ----------


                           See notes to consolidated financial statements.

COMMERCE SECURITY BANCORP, INC. AND SUBSIDIARIES

DECEMBER 31, 1996 AND 1995
-------------------------------------------------------------------------------

                                                                                   December 31,
                                                                               1996           1995
                                                                               ----           ----
Liabilities and Shareholders' Equity
------------------------------------
Deposits:
 Demand:
   Non-interest bearing                                                   $126,885,000       $ 13,445,000
   Interest bearing                                                         38,602,000         10,582,000
 Savings:
   Regular                                                                  42,190,000          4,714,000
   Money market                                                             25,662,000          8,558,000
 Time:
   Under $100,000                                                          123,789,000         11,580,000
   $100,000 or more                                                         25,903,000          2,552,000
                                                                          ------------       ------------
      Total deposits                                                       383,031,000         51,431,000

Due to related parties                                                       4,500,000                  -
Accrued expenses and other liabilities                                       8,220,000            396,000
Mandatory convertible debentures                                               537,000            537,000
                                                                          ------------       ------------
      Total liabilities                                                    396,288,000         52,364,000

Commitments and contingencies (Note 16)

Shareholders' equity:
 Preferred stock, $.01 par value, 1,000,000 shares
   authorized; no shares issued and outstanding at
   December 31, 1996 and 1995
 Common stock, $.01 par value, 12,000,000
   shares authorized; 9,697,430 issued and
   outstanding at December 31, 1996                                             97,000                  -
 Common stock, $.01 par value, 5,000,000
   shares authorized; 895,467 issued and
   outstanding at December 31, 1995                                                  -              9,000
 Additional paid-in capital                                                 42,394,000          7,593,000
 Accumulated deficit                                                        (1,736,000)        (4,061,000)
 Unrealized gain on securities available-for-sale                               17,000                  -
                                                                           ------------      ------------
      Total shareholders' equity                                            40,772,000          3,541,000
                                                                           ------------      ------------
      Total liabilities and shareholders' equity                          $437,060,000        $55,905,000
                                                                           -----------       ------------
                                                                           -----------       ------------

                  See notes to consolidated financial statements.

COMMERCE SECURITY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS FOR THE
YEARS ENDED DECEMBER 31, 1996, 1995, 1994
-------------------------------------------------------------------------------

                                                                         For the Years Ended December 31,
                                                                     ----------------------------------------
                                                                          1996          1995          1994
                                                                          ----          ----          ----
Interest and Fee Income:
 Interest and fees on loans                                           $ 14,782,000   $ 4,086,000   $ 4,044,000
 Lease financing                                                         1,601,000             -             -
 Interest on investment securities                                       1,968,000       311,000       247,000
 Interest on Federal funds sold                                            934,000       117,000        56,000
 Interest on deposits with financial institutions                           67,000        54,000        43,000
                                                                       -----------    ----------     ---------
      Total interest income                                             19,352,000     4,568,000     4,390,000

Interest Expenses:
 Demand deposits                                                         1,473,000       149,000       167,000
 Savings deposits                                                          856,000       346,000       451,000
 Time deposits                                                           5,241,000     1,075,000       727,000
 Debentures and other borrowed funds                                        74,000       181,000       184,000
                                                                       -----------    ----------     ---------
      Total interest expense                                             7,644,000     1,751,000     1,529,000
                                                                       -----------    ----------     ---------
      Net interest income                                               11,708,000     2,817,000     2,861,000

Provision for loan and lease losses                                        515,000       295,000       583,000
                                                                       -----------    ----------     ---------
 Net interest income after provision for loan and lease losses
                                                                        11,193,000     2,522,000     2,278,000

Non-interest income:
 Service charges                                                         2,911,000       464,000       464,000
 Other income                                                            1,988,000       232,000       202,000
                                                                       -----------    ----------     ---------

      Total non-interest income                                          4,899,000       696,000       666,000

Non-interest expense:
 Salaries and employee benefits                                          6,816,000     1,811,000     1,905,000
 Occupancy and equipment                                                 2,726,000       346,000       335,000
 Professional, regulatory and other services                               733,000       861,000       877,000
 Legal                                                                     453,000       113,000       124,000
 Insurance                                                                 262,000       114,000       117,000
 Losses and carrying cost of real estate acquired
   through foreclosure                                                     288,000       531,000       222,000
 Other                                                                   3,992,000       515,000       353,000
                                                                       -----------    ----------     ---------
      Total non-interest expense                                        15,270,000     4,291,000     3,933,000
                                                                       -----------    ----------     ---------
Income (loss) before taxes and extraordinary item                          822,000    (1,073,000)     (989,000)
Income tax benefit                                                       1,503,000       443,000             -
                                                                       -----------    ----------     ---------
Income (loss) before extraordinary item                                  2,325,000      (630,000)     (989,000)

Extraordinary item:
 Gain on forgiveness of debt, net of income taxes of $443,000                    -       625,000             -
                                                                       -----------    ----------     ---------
      Net income (loss)                                                 $2,325,000     $  (5,000)   $ (989,000)
                                                                       -----------    ----------     ---------
                                                                       -----------    ----------     ---------
Net income (loss) per common share:
 Income (loss) before extraordinary item                                    $ 0.44        $(2.35)      $(18.41)
 Extraordinary item - gain on forgiveness of debt, net of income taxes           -          2.33             -
 Net income (loss)                                                           $0.44        $(0.02)      $(18.41)

                See notes to consolidated financial statements.

COMMERCE SECURITY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OF SHAREHOLDERS' EQUITY
DECEMBER 31, 1996 AND 1995
-------------------------------------------------------------------------------

                                                                                                            Unrealized
                                                                                                             Gain on
                                                                                Additional                  Securities
                                                       Number of     Common      Paid-in     Accumulated     Available
                                                        Shares       Stock       Capital       Deficit       for Sale      Total
                                                        ------       -----       ------        -------       --------      -----

Balance at December 31, 1993                            564,145    $2,951,000    $      -    $(2,910,000)           -      $41,000

  Net loss                                                    -             -           -       (989,000)           -     (989,000)
                                                     ----------   -----------   ----------   -----------   ----------   ----------
Balance at December 31, 1994                            564,145     2,951,000           -     (3,899,000)           -     (948,000)

  Merger and reverse stock split
   (1 for 21)                                          (537,281)   (2,951,000)  2,951,000              -            -            -
  Stock dividend                                         26,864         1,000     156,000      (157,000)            -            -
  Issuance of common stock                              841,739         8,000   4,486,000             -             -    4,494,000
  Net loss                                                    -             -           -        (5,000)            -       (5,000)
                                                     ----------   -----------  ----------    -----------   ----------   ----------
Balance at December 31, 1995                            895,467         9,000   7,593,000    (4,061,000)            -    3,541,000

  Fractional share adjustment                                34
  Issuance of common stock - Liberty                  3,432,105        34,000  13,373,000             -             -   13,407,000
  Issuance of common stock - Commerce                 5,369,824        54,000  21,428,000             -             -   21,482,000
  Unrealized gain on securities available for sale            -             -           -             -        17,000       17,000
  Net income                                                  -             -           -     2,325,000             -    2,325,000
                                                     ----------   -----------  ----------    -----------   ----------   ----------
Balance at December 31, 1996                          9,697,430       $97,000 $42,394,000   $(1,736,000)      $17,000  $40,772,000
                                                     ----------   -----------  ----------    -----------   ----------   ----------
                                                     ----------   -----------  ----------    -----------   ----------   ----------

                See notes to consolidated financial statements.

COMMERCE SECURITY BANCORP, INC. AND SUBSIDIARIES

Consolidated Statement of Cash Flows
For the Years Ended December 31, 1996, 1995 and 1994
-----------------------------------------------------------------------------



                                                                                   For the Years Ended December 31,
                                                                           -----------------------------------------------
                                                                                 1996            1995            1994
                                                                                 ----            ----            ----
Operating Activities:
  Net income (loss)                                                        $   2,325,000     $    (5,000)     $ (989,000)
  Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
      Provision for loan and lease losses and real estate
      acquired through foreclosure                                               587,000         678,000         715,000
      Gain on sale of real estate acquired through foreclosure                  (135,000)              -               -
      Loss on sale of premises and equipment                                      85,000               -               -
      Depreciation and amortization                                              820,000         201,000         204,000
      Accretion/amortization related to securities, net                         (252,000)              -               -
      Mortgage loans originated for sale                                    (242,339,000)              -               -
      Proceeds from sales of loans and servicing                             258,373,000               -               -
      Mortgage servicing rights purchased and originated                        (275,000)              -               -
      Equity in loss of real estate joint venture                                 56,000               -               -
      Loss on sale of loans and servicing                                      2,119,000               -               -
      Increase in loan and servicing sale receivable                         (47,769,000)              -               -
      Extraordinary item-gain on forgiveness of debt                                   -      (1,068,000)              -
      Other, net                                                              (8,312,000)         20,000         326,000
                                                                           -------------     -----------      ----------

             Net cash (used in) provided by operating activities             (34,717,000)       (174,000)        256,000

Investing Activities:
   Decrease in interest bearing deposits with other
    financial institutions                                                   1,241,000            89,000         191,000
   Purchases of investment securities                                      (32,445,000)       (5,890,000)     (3,110,000)
   Proceeds from sales and maturities of investment securities              56,627,000         3,416,000       2,945,000
   Net decrease (increase) in loans                                        (29,022,000)        5,807,000         923,000
   Purchases of premises and equipment                                        (860,000)          (19,000)        (62,000)
   Proceeds from sale of premises and equipment                                 56,000                 -               -
   Proceeds from sale of real estate acquired through foreclosure            4,188,000           476,000       1,277,000
   Capital expenditures for other real estate owned                         (2,256,000)                -               -
   Purchase of Liberty National Bank, net of cash received                   7,283,000                 -               -
   Purchase of Commerce Security Bank, net of cash received                 53,175,000                 -               -
                                                                           -----------       -----------      ----------

             Net cash provided by investing activities                      57,987,000         3,879,000       2,164,000


                See notes to consolidated financial statements.

COMMERCE SECURITY BANCORP, INC. AND SUBSIDIARIES

Consolidated Statement of Cash Flows
For the Years Ended December 31, 1996, 1995 and 1994
-----------------------------------------------------------------------------


                                                                                 For the Years Ended December 31,
                                                                          ------------------------------------------------
                                                                                 1996            1995            1994
                                                                                 ----            ----            ----
Financing Activities:
   Net decrease in deposits                                                (22,377,000)       (4,445,000)     (3,775,000)
   Repayment of notes payable to shareholder                                         -          (656,000)              -
   Proceeds from issuance of notes payable to related parties                4,500,000                 -          14,000
   Issuance of common stock                                                 34,889,000         4,494,000               -
                                                                          ------------      -------------    -----------

             Net cash provided by (used in) financing activities            17,012,000          (607,000)     (3,761,000)
                                                                          ------------      -------------    -----------

   Net increase (decrease) in cash and cash equivalents                     40,282,000         3,098,000      (1,341,000)
   Cash and cash equivalents at beginning of period                          5,940,000         2,842,000       4,183,000
                                                                          ------------      ------------     -----------

Cash and cash equivalents at end of period                                $ 46,222,000      $  5,940,000     $ 2,842,000
                                                                          ------------      ------------     -----------
                                                                          ------------      ------------     -----------

Supplemental disclosures:
   Cash paid for interest on deposits                                        7,670,000         1,673,000       1,384,000
   Loans transferred to foreclosed real estate                               2,256,000           982,000       1,251,000
   Loans originated to finance the sale of real estate                               -           371,000         377,000
   Cash paid for income taxes                                                        -             2,000           2,000



                See notes to consolidated financial statements.

COMMERCE SECURITY BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1996 and 1995                                            Page 1
-----------------------------------------------------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BASIS OF PRESENTATION

Commerce Security Bancorp, Inc. (CSB, Inc.) a Delaware corporation and bank holding company, and its wholly-owned subsidiaries Commerce Security Bank
(CSB), SDN Bancorp (SDN), San Dieguito National Bank (SDNB) and Liberty National Bank (LNB) are included in the accompanying consolidated financial statements and are collectively referred to as the "Company" or the "Bank". Significant intercompany transactions and accounts have been eliminated. Certain prior year amounts have been reclassified to conform with the 1996 presentation.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures in the financial statements. Actual results could differ from those estimates.

RISKS AND UNCERTAINTIES

In the normal course of its business, the Company encounters two significant types of risk: economic and regulatory. Economic risk is comprised of three components - interest rate risk, credit risk and market risk. The Company is subject to interest rate risk to the degree that its interest-earning liabilities mature and reprice at different speeds, or on a different basis, than its interest-bearing assets. Credit risk is the risk of default on the Company's loan portfolio that results from the borrower's inability or unwillingness to make contractually required payments. Market risk results from changes in the value of assets and liabilities which may impact, favorably or unfavorably, the realizability of those assets and liabilities.

The Company is subject to the regulations of various governmental agencies. These regulations can and do change significantly from period to period. The Company is also subject to periodic examinations by the regulatory agencies, which may subject it to changes in asset valuations, in amounts of required loss allowances and in operating restrictions resulting from the regulators' judgments based on information available to them at the time of their examination.

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1996 the Financial Accountings Standards Board issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (FAS 125). This statement provides consistent accounting and reporting standards for the transfers and servicing of financial assets and the extinguistment of liabilities. The Company will adopt FAS 125 effective January 1, 1997 and does not expect the adoption to have a material impact on its financial statements.

COMMERCE SECURITY BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1996 and 1995                                            Page 2
-----------------------------------------------------------------------------

NOTE 1:  (Continued)

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash and due from banks and federal funds sold. Generally, federal funds sold are sold for one-day periods.

INVESTMENT SECURITIES

The Company has classified its investment securities as held-to-maturity and
available-for-sale.   No trading portfolio is maintained.  Investment
securities classified as held-to-maturity are carried at cost, adjusted for the
amortization of premiums and the accretion of discounts.   Premiums and
discounts are amortized and accreted to operations using the straight line method, which management believes approximates the interest method. Management has the intent and ability to hold these assets as long-term investments until their expected maturities. Under certain circumstances, including the significant deterioration of the issuer's credit worthiness or a significant change in tax-exempt status or statutory or regulatory requirements, securities classified as held-to-maturity may be sold or transferred to another classification.

Investment securities classified as available-for-sale may be held for indefinite periods of time and may be sold to implement the Bank's asset/liability management strategies and in response to changes in interest rates and/or prepayment risk and similar factors. These securities are recorded at estimated fair value. Unrealized gains and losses are reported as a separate component of shareholders' equity, net of income taxes.

Gains and losses on investment securities are generally determined on the specific identification method and are included in other income.

LOANS AND LEASES

Loans are stated at principal amounts outstanding, net of unearned income, including discounts and fees. Net deferred fees and costs are generally amortized into interest income over the life of the related loans using a method that approximates the level yield method.

Direct financing leases, which include estimated residual values of leased equipment, are carried net of unearned income. Income from these leases is recognized on a basis which produces a level yield on the outstanding net investment in the lease.

COMMERCE SECURITY BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1996 and 1995                                            Page 3
-----------------------------------------------------------------------------

NOTE 1:  (Continued)

ALLOWANCE FOR ESTIMATED LOAN AND LEASE LOSSES

A provision for estimated loan and lease losses is charged to expense when, in the opinion of management, such losses are expected to be incurred or are inherent in the portfolio. Loans and leases are charged-off against the allowance for loan and lease losses when management believes that the collectibility of the principal is unlikely. Management's estimates are used to determine the allowance that is considered adequate to absorb losses inherent in the existing loan and lease portfolio. These estimates are inherently uncertain and their accuracy depends on the outcome of future events. Management's estimates are based on previous loan loss experience, specific problem loans and leases, current economic conditions that may impact the borrower's ability to pay, volume, growth and composition of the loan portfolio, value of the collateral and other relevant factors.

NONPERFORMING AND PAST DUE LOANS

Included in the nonperforming loan category are loans which have been categorized by management as nonaccrual because collection of interest is doubtful, and loans which have been restructured to provide a reduction in the interest rate or a deferral of interest or principal payments.

When payment of principal or interest on a loan is delinquent for 90 days, or earlier in some cases, the loan is placed on nonaccrual status, unless the loan is in the process of collection and the underlying collateral fully supports the carrying value of the loan. When a loan is placed on nonaccrual status, interest accrued during the period prior to the judgment of uncollectibility is charged to operations. Generally, any payments received on nonaccrual loans are applied first to outstanding loan amounts and next to the recovery of charged-off loan amounts. Any excess is treated as recovery of lost interest.

Restructured loans are those loans on which concessions in terms have been granted because of a borrower's financial difficulty. Interest is generally accrued on such loans in accordance with the new terms.

MORTGAGE BANKING ACTIVITIES

The Company originates and sells residential mortgage loans to a variety of secondary market investors, including the Federal Home Loan Mortgage Corporation (FHLMC), the Federal National Mortgage Association (FNMA) and others. The Company has an arrangement with the Government National Mortgage Association (GNMA) whereby loans originated by the Company are securitized by GNMA and sold to others. Gains and losses on the sale of mortgage loans are recognized upon delivery based on the difference between the selling price and the carrying value of

COMMERCE SECURITY BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1996 and 1995                                            Page 4
-----------------------------------------------------------------------------

NOTE 1:  (Continued)

the related mortgage loans sold. Deferred origination fees and expenses are recognized at the time of sale in the determination of the gain or loss. The Company sells the servicing for such loans to either the purchaser of the loans or to a third party. The Company recognizes the gain or loss on servicing sold when all risks and rewards of ownership have transferred.

Mortgage loans held for sale are stated at the lower of cost or market as determined by the outstanding commitments from investors or current investor yield requirements calculated on an aggregate loan basis. Valuation adjustments are charged against noninterest income.

Forward commitments to sell, and put options on, mortgage-backed securities are used to reduce interest rate risk on a portion of loans held for sale and anticipated loan fundings. The resulting gains and losses on forward commitments are deferred and included in the carrying values of loans held for sale. Premiums on put options are capitalized and amortized over the option period. Gains and losses on forward commitments and put options deferred against loans held for sale approximately offset equivalent amounts of unrecognized gains and losses on the related loans. Forward commitments to sell and put options on mortgage-backed securities that hedge anticipated loan fundings are not reflected in the statement of financial condition. Gains and losses on these instruments are not recognized until the actual sale of the loans held for sale. Loans generally fund in 10 to 30 days from the date of commitment.

In 1996, the Company sold its portfolio of loan servicing and no longer services mortgage loans for others. Previously, the Company capitalized the cost of acquiring mortgage servicing rights through either purchase or origination of mortgage loans if it sold or securitized those loans, and retained the servicing. The Company allocated the cost of the mortgage loans to the mortgage servicing rights and the loans (without the servicing rights) based on observable market prices. Capitalized mortgage servicing rights were amortized in proportion to, and over the period of, estimated net servicing income. Capitalized servicing rights were evaluated and measured for impairment on a quarterly basis. In performing its impairment analysis, the Company stratified the servicing portfolio based on the relevant risk characteristics of the underlying loans, loan term and interest rate structure (fixed/adjustable). Valuation allowances, if any, were established for each risk stratum to carry the servicing rights at the lower of cost or market.

Loan servicing income represented fees earned for servicing real estate and construction loan participations owned by investors, net of amortization expense. The fees are generally calculated on the outstanding principal balances of the loans serviced and are recorded as income when collected.

COMMERCE SECURITY BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1996 and 1995                                            Page 5
-----------------------------------------------------------------------------

NOTE 1:  (Continued)

PREMISES AND EQUIPMENT

Premises and equipment are carried at cost less accumulated depreciation and amortization. Depreciation on furniture, fixtures and equipment is computed using the straight-line method over the estimated useful lives, which range from two to fifteen years. Leasehold improvements are amortized using the straight-line method over the estimated useful lives of the improvements or the remaining lease term, whichever is shorter. Expenditures for betterments or major repairs are capitalized and those for ordinary repairs and maintenance are charged to operations as incurred.

REAL ESTATE ACQUIRED THROUGH FORECLOSURE

The Company records real estate acquired through foreclosure or "deed in lieu of" as the lesser of the outstanding loan amount or the fair value less estimated costs to sell, at the time of foreclosure. Any resulting loss on foreclosure is charged to the valuation allowance for loan losses and a new basis is established in the property. A valuation allowance is established to reflect declines in value subsequent to foreclosure, if any, below the new basis. Required developmental costs associated with foreclosed property under construction are capitalized and considered in determining the fair value of the property. Operating expenses of such properties, net of related income, and gains and losses on their disposition are included in other non-interest expenses.

INTANGIBLES ARISING FROM ACQUISITIONS

The Company has paid amounts in excess of fair value for CSB's and LNB's core deposits and tangible assets. Such amounts are being amortized by systematic charges to income (primarily for periods from 10 to 25) over a period which is no greater that the estimated remaining life of the assets acquired or not to exceed the estimated average remaining life of the existing deposit base assumed. The Company periodically reviews intangibles to assess recoverability and impairment is recognized in operations if permanent loss of value occurs.

DEPOSITS

Customer accounts comprise primarily the Bank's savings and checking accounts. Customer accounts vary as to terms, with the major differences being minimum balance required, maturity, interest rates and the provisions for payment of interest. SDNB's and LNB's customer accounts are insured by the FDIC, through the BIF for up to an aggregate amount of $100,000 per customer. CSB's deposits are insured through the SAIF.

Interest is accrued and paid either to the customer or added to the customer's account on a periodic basis. On term accounts, the forfeiture of interest (because of withdrawal prior to maturity) is offset as of the date of withdrawal against interest expense.

COMMERCE SECURITY BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1996 and 1995                                            Page 6
-----------------------------------------------------------------------------

NOTE 1:  (Continued)

FEDERAL AND STATE TAXES

The Company provides for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (FAS
109). Under the liability method which is prescribed by FAS 109, a deferred tax asset and/or liability is computed for both the expected future impact of differences between the financial statement and tax bases of assets and liabilities, and for the expected future tax benefit to be derived from tax loss and tax credit carryforwards. FAS 109 also requires the establishment of a valuation allowance, if necessary, to reflect the likelihood of realization of deferred tax assets. The effect of tax rate changes will be reflected in income in the period such changes are enacted.

Deferred income taxes are provided by applying the statutory tax rates in effect at the balance sheet date to temporary differences between the book basis and the tax basis of assets and liabilities. The resulting deferred tax assets and liabilities are adjusted to reflect changes in tax laws or rates.

EARNINGS PER COMMON SHARE

Earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the year and dilutive common stock equivalents by using the treasury stock method. The weighted average number of common shares used to compute earnings per share were 5,300,773, 268,198 and 53,728 for the years ended December 31, 1996, 1995 and 1994, respectively.


NOTE 2 - ACQUISITIONS AND 1996 REORGANIZATION:

On March 31, 1996, SDN completed its acquisition of LNB (the "Liberty Acquisition") for approximately $15.1 million in cash. LNB had total assets of approximately $149 million as of the acquisition date.

As of March 27, 1996, Dartmouth Capital Group, L.P. ("Partnership"), SDN's controlling shareholder, invested approximately $13.4 million in SDN to fund the Liberty Acquisition. In exchange for that investment, SDN issued a total of 3,392,405 additional shares of SDN common stock at a price per share of $3.95, SDN's book value per share as of December 31, 1995. At the Partnership's direction, SDN issued 1,764,000 of those shares of common stock, in the aggregate, to certain limited partners of the Partnership (the "Direct Holders") and the remaining 1,628,405 shares of common stock directly to the Partnership. A total of 38,300 shares were issued to investment bankers involved in the Acquisition and an additional 1,400 shares were issued to the directors of Liberty.

COMMERCE SECURITY BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1996 AND 1995                                              PAGE 7
------------------------------------------------------------------------------

NOTE 2:  (Continued)

As of September 1, 1996, the Company completed the plan of reorganization (the "1996 Reorganization") contemplated by the Agreement and Plan of Reorganization dated April 23, 1996 (the "Agreement") between SDN and CSB. As part of the 1996 Reorganization, SDN became a subsidiary of the Company, effective August 31, 1996, in a transaction in which SDN shareholders received shares of the Company's common stock in exchange for all of the outstanding shares of SDN common stock. As of September 1, 1996, the Company completed the acquisition of CSB (the "Commerce Acquisition") in which the Company acquired all of the outstanding shares of CSB. SDN and CSB remain wholly-owned subsidiaries of the Company. Through SDN, the Company controls LNB and SDNB, SDN's wholly-owned subsidiaries.

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

Holders of SDN common stock were issued one share of Company common stock for each share held in SDN. A total of 4,327,606 shares of SDN common stock were outstanding at the time of the 1996 Reorganization. Holders of CSB common stock were issued 1,527,540 shares of Company common stock and received cash of approximately $14.1 million. An additional 58,212 shares of the Company's common stock and cash of approximately $346,000 are held in escrow pending final resolution of the SAIF recapitalization. As a result of legislation that recapitalized the SAIF, passed on September 30, 1996, the stock and cash escrows were distributed, with approximately $96,000 disbursed in cash and 16,151 common shares distributed. A total of 161,356 shares were issued to other direct investors who invested in conjunction with the 1996 Reorganization and investment bankers involved in the 1996 Reorganization. There were 9,697,430 total Company shares outstanding after the 1996 Reorganization.

Upon the completion of the 1996 Reorganization, the Partnership owned 48.0% of the common stock and the Direct Holders owned, in the aggregate, 34.2% of the Company's common stock. Both the Liberty Acquisition and Commerce Acquisition were accounted for using the purchase method of accounting in accordance with Accounting Principles Board Opinion No. 16, "Business Combinations". Under this method of accounting, the purchase price was allocated to the assets acquired and deposits and liabilities assumed based on their fair values as of the acquisition date. The consolidated financial statements include the operations of LNB and CSB from the date of acquisition. Intangibles arising from the transactions totaled approximately $3.8 million in the Liberty Acquisition and $7.2 million in the Commerce Acquisition.

COMMERCE SECURITY BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1996 AND 1995                                              PAGE 8
------------------------------------------------------------------------------

NOTE 2:  (Continued)

The following table sets forth selected pro forma combined financial information of SDN, LNB and CSB for the years ended December 31, 1996 and 1995. The pro forma operating data reflects the effect of the Liberty Acquisition and the Commerce Acquisition as if each was consummated at the beginning of the period presented. The pro forma results are not necessarily indicative of the results that would have occurred had such acquisitions actually occurred as of such dates, nor are they necessarily indicative of the results of future operations.



                                                 Pro Forma Combined for
                                                 Year Ended December 31,
                                             ------------------------------
                                                1996               1995
                                             (Unaudited)        (Unaudited)
                                             -----------        -----------
     Interest Income                         $32,616,000        $31,338,000
     Interest Expense                         13,707,000         14,070,000
                                             -----------        -----------
     Net interest income                      18,909,000         17,268,000
     Provision for loan losses                 1,005,000          1,641,000
                                             -----------        -----------
     Net interest income after provision
      for loan losses                         17,904,000         15,627,000
     Non-interest income                      10,584,000         19,850,000
     Non-interest expense                     34,882,000         34,825,000
                                             -----------        -----------
     (Loss) income before taxes               (6,394,000)           652,000
     Income tax (benefit) provision           (4,221,000)           447,000
     Extraordinary item-gain on
      extinguishment of debt                          --            625,000
                                             -----------        -----------
     Net (loss) income                       $(2,173,000)       $   830,000
                                             -----------        -----------
                                             -----------        -----------

On December 24, 1996, the Company entered into an agreement with Eldorado Bancorp, the holding company of Eldorado Bank, to acquire 100% of the outstanding stock of Eldorado Bancorp for cash consideration of $23 per share. The aggregate consideration payable to holders of Eldorado common stock, including consideration for outstanding options, will be approximately $89.6 million. In connection with this acquisition, the Company issued two notes in the amounts of $200,000 and $4,300,000 to a director and the partnership, respectively. These funds were placed on deposit to be utilized for the acquisition of Eldorado. At September 30, 1996, Eldorado Bank had assets of approximately $390 million (unaudited). The acquisition will be accounted for using the purchase method. Completion of the transaction is contingent upon the approval of shareholders and state and federal regulators.

COMMERCE SECURITY BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1996 AND 1995                                              PAGE 9
------------------------------------------------------------------------------

NOTE 3 - CASH AND DUE FROM BANKS:

The Bank is required to maintain average reserve balances with the Federal Reserve Bank. Included in cash and due from banks in the consolidated statement of financial condition are restricted amounts aggregating $1,775,000 and $275,000 at December 31, 1996 and 1995, respectively.


NOTE 4 - INVESTMENT SECURITIES:

As of December 31, 1996, all of the Company's investment securities were classified in accordance with management's intent. At December 31, 1996 and 1995, the Company's investment portfolio was classified as follows:


                                                       December 31, 1996
                                       ----------------------------------------------
                                                      Gross Unrealized     Estimated
                                         Amortized   ------------------      Market
                                           Cost       Gains     Losses       Value
                                       -----------   -------   --------   -----------
     Available for Sale:

     U.S. Treasury                     $14,394,000   $25,000   $ (9,000)  $14,410,000
     State and municipal securities        761,000     4,000          -       765,000
                                       -----------   -------   --------   -----------
     Total                             $15,155,000   $29,000   $ (9,000)  $15,175,000
                                       -----------   -------   --------   -----------
                                       -----------   -------   --------   -----------


                                                       December 31, 1996
                                       ----------------------------------------------
                                                      Gross Unrealized     Estimated
                                         Amortized   ------------------      Market
                                           Cost       Gains     Losses       Value
                                       -----------   -------  ---------   -----------
     Held to Maturity:

     U.S. Treasury                     $   499,000   $ 3,000  $       -   $   502,000
     U.S. Government agencies           19,226,000    30,000   (150,000)   19,106,000
     State and municipal securities        300,000     3,000     (1,000)      302,000
                                       -----------   -------  ---------   -----------
     Total                             $20,025,000   $36,000  $(151,000)   $19,910,000
                                       -----------   -------   --------   -----------
                                       -----------   -------   --------   -----------

COMMERCE SECURITY BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1996 AND 1995                                             PAGE 10
------------------------------------------------------------------------------

NOTE 4:  (Continued)


                                                       December 31, 1995
                                       ----------------------------------------------
                                                      Gross Unrealized     Estimated
                                         Amortized   ------------------      Market
                                           Cost       Gains     Losses       Value
                                       -----------   -------   --------   -----------
     Held to Maturity:

     U.S. Treasury                     $ 1,403,000   $16,000   $      -   $ 1,419,000
     U.S. Government agencies            4,839,000    15,000     (3,000)    4,851,000
     State and municipal securities`       687,000    10,000          -       697,000
     Mortgage-backed securities             80,000    10,000          -        90,000
                                       -----------   -------   --------   -----------
     Total                             $ 7,009,000   $51,000   $ (3,000)  $ 7,057,000
                                       -----------   -------   --------   -----------
                                       -----------   -------   --------   -----------

Amortized cost and estimated market value of debt securities at December 31, 1996, by contractual maturity, are shown below.

                                                               Estimated
                                               Amortized         Market
                                                 Cost            Value
                                              -----------     -----------
     Due in one year or less                  $ 9,212,000     $ 9,219,000
     Due after one year through five years     24,267,000      24,271,000
     Due after five years through ten years             -               -
     Due after ten years                        1,701,000       1,595,000
                                              -----------     -----------
          Subtotal                            $35,180,000     $35,085,000
                                              -----------     -----------
                                              -----------     -----------

Investment securities with an amortized cost of $8,963,000 and $4,522,000 and an estimated market value of $8,849,000 and $4,560,000 at December 31, 1996 and 1995, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

COMMERCE SECURITY BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1996 AND 1995                                             PAGE 11
------------------------------------------------------------------------------

NOTE 5 - LOANS AND LEASES:

The loan and lease portfolio consists of the various types of loans and leases that are classified as held to maturity and available for sale. These loans and leases are classified by major type as follows:

                                                  December 31,
                                          --------------------------
                                              1996          1995
                                          ------------   -----------
     Commercial real estate               $ 86,397,000   $16,188,000
     Residential real estate                52,487,000    15,710,000
     Real estate construction               12,352,000       599,000
     Consumer                               22,512,000     6,525,000
     Commercial                             47,772,000             -
     Land                                    6,460,000             -
     Direct financing leases                46,498,000             -
                                          ------------   -----------
                                           274,478,000    39,022,000
     Less:
       Allowance for loan and lease losses  (5,156,000)     (639,000)
       Deferred loan fees and costs         (2,444,000)      (45,000)
                                          ------------   -----------
     Mortgage loans held for sale and
       loans and leases, net              $266,878,000   $38,338,000
                                          ------------   -----------
                                          ------------   -----------

The components of the Bank's leases receivable are summarized below:

                                            December 31, 1996
                                            -----------------
     Future minimum lease payments             $53,508,000
     Residuals                                     511,000
     Initial direct costs                        1,018,000
     Unearned income                            (8,539,000)
                                               -----------
     Total                                     $46,498,000
                                               -----------
                                               -----------

COMMERCE SECURITY BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1996 AND 1995                                             PAGE 12
------------------------------------------------------------------------------

NOTE 5: (Continued)

At December 31, 1996, future minimum lease payments receivable are as follows:


     1997                                      $17,456,000
     1998                                       15,379,000
     1999                                       11,013,000
     2000                                        5,962,000
     2001                                        3,199,000
     Thereafter                                    499,000
                                               -----------
     Total                                     $53,508,000
                                               -----------
                                               -----------

There are no contingent rental payments included in income for the year ended December 31, 1996.

As of December 31, 1996 and 1995, loans outstanding to directors, officers and entities with which each of these individuals are associated, which in aggregate exceed $60,000 per individual, were $2,043,000 and $173,000, respectively. In the opinion of management, all transactions entered into between the Bank and such related parties have been and are in the ordinary course of business, and made on the same terms and conditions consistent with the Bank's general lending policies for similar transactions with unaffiliated persons.

An analysis of the activity with respect to these related party loans is as follows:

                                            Year ended December 31,
                                            ----------------------
                                               1996        1995
                                            ----------   ---------
     Beginning balance                      $  173,000   $317,000
     Balance acquired                        1,935,000          -
     New loans                                 144,000     61,000
     Repayments/reductions                    (193,000)   (23,000)
     Other - no longer related party           (16,000)  (182,000)
                                            ----------   ---------
     Ending balance                         $2,043,000   $173,000
                                            ----------   ---------
                                            ----------   ---------

COMMERCE SECURITY BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1996 AND 1995                                              Page 13
-------------------------------------------------------------------------------


NOTE 5:  (Continued)

The following table represents information relating to nonperforming and past due loans:

                                                          December 31,
                                                    -------------------------
                                                      1996            1995
                                                    ----------     ----------
     Nonaccrual, not restructured                   $5,483,000     $1,492,000
     90 days or more past due, not on nonaccrual     1,314,000         46,000
     Restructured loans                              2,200,000         82,000
                                                    ----------     ----------
     Total                                          $8,997,000     $1,620,000
                                                    ----------     ----------
                                                    ----------     ----------


At December 31, 1996 and 1995, loans aggregating $7,683,000 and $1,361,000, respectively, have been designated as impaired. The total allowance for loan losses related to these loans was $695,000 and $196,500 at December 31, 1996 and 1995, respectively.

The average balance of impaired loans during 1996 and 1995 was $5,193,000 and $1,985,000, respectively. Interest income on impaired loans of $43,000 and $10,000 was recognized for cash payments received in 1996 and 1995, respectively. The Company is not committed to lending additional funds to debtors whose loans have been modified.

With respect to the above nonperforming loans, the following table presents interest income actually earned and additional interest income that would have been earned under the original terms of the loans:

                                                     Year Ended December 31,
                                                    -------------------------
                                                      1996            1995
                                                    ----------     ----------
     Nonaccrual loans:
       Income recognized                           $  5,000        $  10,000
       Income foregone                              474,000          192,000

     Restructured loans:
       Income recognized                             38,000               -
       Income foregone                                5,000           3,000

COMMERCE SECURITY BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1996 AND 1995                                              Page 14
-------------------------------------------------------------------------------


NOTE 5:  (Continued)

An analysis of the activity in the allowance for loan and lease losses is as follows:

                                                     Year Ended December 31,
                                             --------------------------------------
                                               1996            1995            1994
                                             ---------       --------       --------
     Balance at beginning of year          $  639,000       $ 821,000      $ 823,000
     Balance acquired                       4,382,000               -              -
     Provision for loan and lease losses      515,000         295,000        583,000
     Loans charged off                       (650,000)       (702,000)      (671,000)
     Loan recoveries                          270,000         225,000         86,000
                                             ---------       --------       --------
     Balance at end of year                $5,156,000       $ 639,000      $ 821,000
                                             ---------       --------       --------
                                             ---------       --------       --------

NOTE 6 - MORTGAGE BANKING ACTIVITIES:

The Bank originates and sells residential mortgage loans to secondary market investors subject to certain recourse provisions. The Bank had recorded a reserve of $436,000 in connection with such sales at December 31, 1996.

As part of its mortgage banking activities, the Bank sells, subject to recourse, the servicing rights to loans it originates and sells to third party investors. At December 31, 1996, the Bank had sold loan servicing rights with recourse on loans with an unpaid principal balance of approximately $21,342,000. The Bank has recorded reserves of $264,000 relating to these recourse provisions as of December 31, 1996.

NOTE 7 - REAL ESTATE ACQUIRED THROUGH FORECLOSURE:

An analysis of the activity in the allowance for credit losses on real estate acquired through foreclosure as of December 31, 1996 and 1995 is as follows:

                                                     Year Ended December 31,
                                                    -------------------------
                                                      1996            1995
                                                    ---------      ----------
     Balance at the beginning of year               $320,000        $  3,000
     Balance acquired                                576,000               -
     Provision charged to expense                     72,000         383,000
     Balances related to properties sold            (483,000)              -
     Charge-offs                                           -        (66,000)
                                                    ---------      ----------
     Balance at the end of year                     $485,000        $320,000
                                                    ---------      ----------
                                                    ---------      ----------

COMMERCE SECURITY BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1996 AND 1995                                              Page 15
-------------------------------------------------------------------------------


NOTE 8 - PREMISES AND EQUIPMENT:

Premises and equipment are summarized as follows:

                                                             December 31,
                                                      -------------------------
                                                        1996            1995
                                                      ----------     ----------
     Furniture, fixtures and equipment               $ 9,179,000    $ 1,424,000
     Leasehold improvements                            2,694,000      1,323,000

                                                      11,873,000      2,747,000
     Less: Accumulated depreciation and amortization  (7,962,000)    (2,150,000)
                                                      ----------     ----------
     Premises and equipment, net                     $ 3,911,000    $   597,000
                                                      ----------     ----------
                                                      ----------     ----------

Depreciation and amortization of premises and equipment included in non-interest expense amounted to $642,000 and $201,000 in 1996 and 1995, respectively.


NOTE 9 - DEPOSITS:

A summary of deposits is as follows:

                                                            December 31,
                                                    ---------------------------
                                                       1996            1995
                                                    -----------     -----------
     Noninterest bearing:

      Checking                                     $ 63,373,000    $ 13,445,000
      Bank controlled                                 4,211,000               -
      Title and escrow                               58,141,000               -
      Custodial                                       1,160,000               -
                                                    -----------     -----------
                                                    126,885,000      13,445,000
     Interest bearing:

      Passbook                                     $ 42,190,000       4,714,000
      NOW and Super NOW                              38,602,000      10,582,000
      Money market                                   25,662,000       8,558,000
      Certificates of deposit $100,000 or greater    25,903,000       2,552,000
      Other certificates                            123,789,000      11,580,000
                                                    -----------     -----------
                                                    256,146,000      37,986,000

           Total deposits                          $383,031,000    $ 51,431,000
                                                    -----------     -----------
                                                    -----------     -----------

COMMERCE SECURITY BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1996 AND 1995                                              Page 16
-------------------------------------------------------------------------------


NOTE 9:  (Continued)

A summary of certificate of deposit maturities is as follows:

                                                    Year Ended December 31,
                                                  ---------------------------
                                                     1996            1995
                                                  ------------    -----------
     One year                                     $138,142,000    $14,000,000
     Two years                                      11,400,000        114,000
     Three years                                        60,000         18,000
     Four years                                         90,000              -
     Five years                                              -              -
     Thereafter                                              -              -
                                                  ------------    -----------
                                                  $149,692,000    $14,132,000
                                                  ------------    -----------
                                                  ------------    -----------

A summary of certificate of deposit of $100,000 or more maturities is as follows:

                                                    Year Ended December 31,
                                                  ---------------------------
                                                     1996            1995
                                                  -----------     -----------
     Three months or less                         $16,387,000     $ 1,952,000
     Four through six months                        2,754,000         300,000
     Seven through twelve months                    6,460,000         200,000
     Thereafter                                       302,000         100,000
                                                  -----------     -----------
                                                  $25,903,000     $ 2,552,000
                                                  -----------     -----------
                                                  -----------     -----------

Interest expense for certificates of deposit in amounts of $100,000 or more was $677,000 and $218,000 for the years ended December 31, 1996 and 1995, respectively.


NOTE 10 - MANDATORY CONVERTIBLE DEBENTURES:

The mandatory convertible debentures bear interest at Wall Street Journal prime plus 3.0%, payable quarterly. The debentures are mandatorily convertible at May 30, 1998 into SDN common stock, at a rate equal to the lower of: (i) $52.50 per share (subject to certain anti-dilutive adjustments and the power of SDN's Board of Directors to reduce the conversion price), or (ii) the then current fair market value per share of SDN common stock. Prior to May 30, 1998, the debentures are convertible, at the option of the holder, between April 15 and June 15 of each calendar year, or within 60 days after the date of any Notice of Redemption by SDN, at a price of $52.50 per share (subject to anti-dilutive adjustments and the power of the SDN's Board of Directors to reduce the conversion price).

COMMERCE SECURITY BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1996 AND 1995                                              Page 17
-------------------------------------------------------------------------------

NOTE 10:  (Continued)

The debentures are not subject to any sinking fund requirements and are subordinated in right of payment to the obligations of SDN under any other indebtedness. At SDN's option, the debentures are redeemable, subject to Federal Reserve Bank approval, at 100% of par if the notice is sent. The indenture does not provide for a right of acceleration of the debentures upon a default in payment of interest or principal or in the performance of any covenant in the debentures or the indenture, and no trustee is appointed under the indenture to enforce the rights of the debenture holders. Prior to conversion of the debentures, a debenture holder has none of the rights or privileges of a shareholder of SDN.


NOTE 11 - INCOME TAXES:

The components of the provision for (benefit) from income taxes for the years ended December 31 are as follows:

                                                    Year Ended December 31,
                                                  ---------------------------
                                                     1996            1995
                                                  -----------     -----------
     Current provision (benefit):
       Federal                                     $(38,000)     $        -
       State                                          5,000               -

       Total                                        (33,000)              -
                                                  -----------     -----------
     Deferred benefit:
       Federal                                   (1,276,000)        (322,000)
       State                                       (194,000)        (121,000)
                                                  -----------     -----------
       Total                                     (1,470,000)        (443,000)
                                                  -----------     -----------
       Total income tax benefit                 $(1,503,000)     $  (443,000)
                                                  -----------     -----------
                                                  -----------     -----------

COMMERCE SECURITY BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1996 AND 1995                                              Page 18
-------------------------------------------------------------------------------


NOTE 11:  (Continued)

The amount of deferred tax assets (liabilities) resulting from each type of temporary difference were as follows:

                                                            December 31,
                                                    ---------------------------
                                                       1996            1995
                                                    -----------     -----------
Deferred tax liabilities:
 FHLB stock dividends                               $(174,000)      $        -
 Deferred loan costs                                 (679,000)               -
 State taxes                                         (223,000)               -
 Fixed asset basis difference                        (172,000)               -
                                                    -----------     -----------
       Deferred tax liabilities                    (1,248,000)               -
                                                    -----------     -----------
Deferred tax assets:
 Provision for loan losses                         $1,202,000       $  113,000
 Deferred rent                                         66,000                -
 Accrued expenses                                      51,000                -
 Other reserves                                       645,000                -
 Real estate acquired through foreclosure              88,000          133,000
 NOL carryforward                                   1,509,000        1,376,000
 Advance payments on leases                           128,000                -
 SAIF accrual                                          26,000                -
 Fixed asset basis difference                               -          157,000
 General business credit                               77,000           77,000
 AMT credit                                           104,000           12,000
 Other                                                116,000           86,000
                                                    -----------     -----------
           Deferred tax assets                      4,012,000        1,954,000

Less: valuation reserve                                     -       (1,954,000)
                                                    -----------     -----------
Net deferred tax asset                              4,012,000                -

Total net deferred tax asset                       $2,764,000       $        -
                                                    -----------     -----------
                                                    -----------     -----------

COMMERCE SECURITY BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1996 AND 1995                                           PAGE 19
-------------------------------------------------------------------------------


NOTE 11:  (Continued)

                                                  Year Ended December 31,
                                                  -----------------------
                                                      1996        1995
                                                  -----------  ----------

     Statutory federal expected tax rate              34.0%       34.0%
     Increase in income taxes resulting from:
       State franchise tax (net of federal benefit)    7.5         7.5
       Goodwill                                       18.9           -
       Other                                          (0.4)       (0.3)
                                                  -----------  ----------

     Effective tax rate                               60.0        41.2

     Release of valuation allowance                 (242.8)          -
                                                  -----------  ----------

     Total effective tax rate                       (182.8)%      41.2%
                                                  -----------  ----------
                                                  -----------  ----------


At December 31, 1995 the individual banks had federal net operating loss carryforwards of approximately $3,622,000, which expire in 2009 through 2011 and California net operating loss carryforwards of approximately $1,509,000 which will expire in 1999 through 2000.

Use of these NOLs are subject to limitations imposed by the Internal Revenue Code Section 382, which restrict the use of NOLs in the event of a significant change in ownership interests of individual shareholders and defined shareholder groups. These limitations are not expected to impact the Company's ability to utilize these NOLs.


NOTE 12 - CAPITAL ADEQUACY:
---------------------------

The individual banks are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on each Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, each Bank must meet specific capital guidelines that involve quantitative measures of the individual Bank's assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Management believes, as of December 31, 1996, that each Bank meets all capital adequacy requirements to which it is subject. Further, there are no conditions or events since December 31, 1996 that management believes have changed either CSB, Inc.'s or the individual Bank's capital classifications.

COMMERCE SECURITY BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1996 AND 1995                                           PAGE 20
-------------------------------------------------------------------------------


NOTE 12:  (Continued)
--------

In order to meet minimum regulatory capital requirements, an institution must maintain a Tier 1 Capital Ratio of four percent and a Total Capital Ratio of eight percent. The Leverage Ratio guidelines establish a minimum ratio of Tier one capital to average assets, excluding goodwill and certain other items, of at least three percent. The following table represents each Bank's actual capital ratios and amounts and minimum required capital amounts (in thousands):

                            December 31, 1996            December 31, 1995
                       --------------------------   ----------------------------
                                        Amount                         Amount
                                      for Minimum                    for Minimum
                           Actual       Capital         Actual         Capital
                       --------------               ---------------
                       Ratio   Amount   Adequacy    Ratio    Amount    Adequacy
                       ------  ------   --------    -----    ------    --------

Tier 1 Capital:
 CSB, Inc.  (1)        9.22%  $29,867   $12,953         -         -          -
 CSB  (1)              6.90    12,069     6,999         -         -          -
 LNB                   8.68     9,131     4,208         -         -          -
 SDNB                 14.52     6,174     1,700      9.44%   $3,833     $1,625

Leverage Capital:
 CSB, Inc.  (1)        6.98%   29,867    12,845         -         -          -
 CSB  (1)              4.99    12,069     7,251         -         -          -
 LNB                   6.19     9,131     4,428         -         -          -
 SDNB                 11.05     6,174     1,676      6.71%   $3,833     $3,249

Total Capital:
 CSB, Inc.  (1)       10.64%   34,466    25,906         -         -          -
 CSB  (1)              8.15    14,263    13,999         -         -          -
 LNB                   9.97    10,483     8,416         -         -          -
 SDNB                 15.78     6,708     3,401     10.69%   $4,342     $1,713

(1) Reflects March 1997 agreements which retroactively release the Bank from contingent recourse liability with respect to $206,309,000 of previously sold mortgage servicing rights.

NOTE 13 - INTEREST RATE RISK:
-----------------------------

The Company is principally engaged in providing commercial loans and leases with interest rates that fluctuate with various market indices and variable-rate real estate loans. These loans are primarily funded through short-term demand deposits and certificates of deposit with fixed rates. At December 31, 1996, the Bank had interest-earning assets of $187,021,000 having a weighted average effective yield of 10.3% and interest-bearing liabilities of $153,792,000 with a weighted average rate of 5.0%.

COMMERCE SECURITY BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1996 AND 1995                                           PAGE 21
-------------------------------------------------------------------------------


NOTE 14 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK:
------------------------------------------------------------

In the ordinary course of business, the Company enters into various types of transactions which involve financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit and sell loans, standby letters of credit, forward commitments to sell mortgage-backed securities and put options to sell mortgage-backed securities and are not reflected in the accompanying statements of financial condition. The contract or notional amounts of those instruments reflect the extent of the Company's involvement in particular classes of financial instrument.

The following is a summary of the notional amounts of various off-balance sheet financial instruments entered into by the Company as of December 31, 1996:

     Commitments to extend credit                               $56,127,000
     Standby letters of credit                                    1,586,000
     Commitments to sell loans                                            -
     Forward commitments to sell mortgage-backed securities      19,500,000
     Put options to sell mortgage-backed securities               9,050,000

Commitments to extend credit are agreements to lend to a customer as long as there are no violations of any condition established in the contract. Commitments generally have fixed expiration dates or other terminal clauses and may require the payment of fees. The Bank experiences interest rate risk on commitments to extend credit which are at fixed rates. Such commitments totaled $17,161,000 at December 31, 1996.

Standby letters of credit are written conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank uses the same underwriting policies as if a loan were made.

Commitments to sell loans are agreements to sell loans originated by the Bank to investors. These commitments may be optional or mandatory. Under an options commitment, a commitment fee is paid and the Bank carries no risk in excess of the loss of such fee in the event that the Bank is unable to deliver the mortgage loans into the commitment. Mandatory commitments may entail possible financial risk to the Bank if it is unable to deliver the mortgage loans in sufficient quantity or at sufficient rates for commitments which are at a fixed rate. There were no such commitments at December 31, 1996.

The Bank's policy is to hedge a portion of its loans held for sale and its commitments to originate mortgage loans against interest rate risk with forward commitments to sell, or put options on, mortgage-backed securities. Forward commitments are contracts for delayed delivery of securities in

COMMERCE SECURITY BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1996 AND 1995                                           PAGE 22
-------------------------------------------------------------------------------


NOTE 14:  (Continued)
--------

which the Bank agrees to make delivery at a specified future date of a specified security, at a specified price or yield. Put options convey to the Bank the right, but not the obligation, to sell the securities at a contractually specified price. Risks arise from the possible inability of counterparties to meet the terms of their contracts and from movements in securities values and interest rates. The Bank tries to minimize these risks by dealing with only primary brokers and maintaining correlation with the asset or commitment being hedged. The Bank monitors its exposure through the use of valuation models provided by a financial advisory service. The unrealized losses on open forward contracts to sell mortgage-backed securities were $4,000 as of December 31, 1996. There were no outstanding forward contracts to sell mortgage-backed securities at December 31, 1995.


NOTE 15 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS:
----------------------------------------------------------------

As of December 31, 1996, a fair value analysis was completed for certain components of the balance sheet for purposes of complying with FAS 107. The assumption used in arriving at these fair values are detailed below. The following values were determined in this analysis:

                                            Current Value       Fair Value

   Cash, Federal funds sold and
     interest bearing deposits             $ 46,560,000          $ 46,560,000
   Investment securities                     35,200,000            35,085,000
   Loan and leases receivable               263,641,000           265,235,000
   Loan and servicing sale receivable        54,080,000            54,080,000
   Loans held for sale                       10,837,000            10,945,000
   Deposits                                 383,031,000           379,544,000
   Due to related parties                     4,500,000             4,500,000
   Accrued expenses and other liabilities     8,220,000             8,220,000
   Mandatory convertible debentures             537,000               537,000

CASH, FEDERAL FUNDS SOLD AND INTEREST BEARING DEPOSITS
------------------------------------------------------

Cash, Federal funds sold and interest bearing deposits are valued at par. Cash is held on deposit at either the Federal Reserve or at correspondent banks. Federal funds sold are held in depository institutions that are well capitalized and have at least A+ ratings. As such, there is very little credit risk and due to the overnight nature of Federal funds, little interest rate risk. Interest bearing deposits represent certificates of deposits with maturities of less than 270 days.

COMMERCE SECURITY BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1996 AND 1995                                           PAGE 23
-------------------------------------------------------------------------------

NOTE 15:  (Continued)

INVESTMENT SECURITIES

All investment securities are readily tradable and have an easily determined market value. These market values at December 31, 1996 are used in determining the fair value. Current value represents the historical cost basis of all securities.

LOAN AND LEASE RECEIVABLE

Loans were broken into three components for analysis (1) fixed rate loans, (2) variable rate loans and (3) nonaccrual loans. The credit risk component of the fair value analysis is assumed to be approximated by the loan loss reserve. Separate analysis is conducted on the adequacy for the allowance for loan and lease losses and should be a reasonable proxy for this credit risk component.

Fixed rate loans and leases - Fixed rate commercial loans are valued using a discounted cash flow model that assumes a prepayment rate of 10% and future cash flows are discounted at the current prime rate plus 50 basis points. These commercial loans were grouped in categories by maturity and the weighted average maturity and rate were used in computing the future cash flows. Leases are regularly sold into the secondary market and on average have sold at a premium of approximately 6 percent. To determine the fair value of leases, this potential sale premium was discounted to 5 percent to account for delinquent leases that would not garner the same sale premium. Fixed rate residential mortgage loans were valued at par realizing that any premiums attributable to the performing portfolio would be offset by discounts in the delinquent portion of the portfolio.

Variable rate loans - Variable rate loans were broken down into four categories, those that (1) reset at least quarterly, (2) reset at least annually, (3) reset every five years or more frequently and (4) reset less frequently than five years. Loans that reset at least quarterly were valued at a premium of 3 percent while loans that reset at least annually are valued at par and loans that reset more frequently and less frequently are discounted 1 percent and 5 percent, respectively.

Nonaccrual loans - Nonaccrual loans are valued at par. The major valuation of these loans are related to credit risk which is taken up in the use of the allowance for the overall credit risk component.

LOANS HELD FOR SALE

Loans held for sale are valued at a premium of 1 percent. These loans consist of residential mortgage loans and are largely fixed rate product. The premium used approximates the gain that would be recognized on the sale of these loans, discounted for hedging and sales costs.

COMMERCE SECURITY BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1996 AND 1995                                           PAGE 24
-------------------------------------------------------------------------------

NOTE 15:  (Continued)

DEPOSITS

Deposits consist of both non-interest and interest bearing accounts. Each type of account has been valued differently as described below.

Non-interest bearing demand - Core non-interest bearing deposits are a premium account for commercial banks and as such have been valued with a factor of .95. Non-core type accounts such as title company deposits and custodial accounts have been valued at par due to their temporary and volatile nature.

Interest bearing demand, savings and money market accounts - These accounts are all priced competitively in the marketplace and are low cost funds for the Bank. As such, these deposits have also been ascribed as premium accounts and valued with a factor of .99.

Certificates of deposit - Certificates of deposit accounts ("CD") were marked to market utilizing current CD rates compared to rates being paid. CDs were grouped based upon their remaining maturities and the weighted average maturity and rates were grouped based upon their remaining maturities and the weighted average maturity and rates were utilized in the analysis. Current rates for CDs were determined utilizing the Treasury rates for comparable maturities less 25 basis points. Generally, rates currently being paid are higher than current market rates which results in these accounts having a lower fair value.

DUE TO RELATED PARTIES AND ACCRUED EXPENSES AND OTHER LIABILITIES

Notes payable to related parties and accrued expenses and other liabilities have maturities of less than one year and are stated at cost.

OFF-BALANCE SHEET FINANCIAL INSTRUMENTS

Commitments to Extend Credit and Standby Letters of Credit - The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present credit worthiness of the counterparties. The fair value of letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. The fair value of commitments to extend credit and standby letters of credit is not material.

Forward Commitments to Sell Mortgage-Backed Securities - The fair value estimated is based on quoted prices for financial instruments with identical or similar terms. The fair value of forward commitments to sell mortgage-backed securities is not material.

Put Options to Sell Mortgage-Backed Securities - The estimated fair value is derived from active exchange quotations. The fair value of options is not material.

COMMERCE SECURITY BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1996 AND 1995                                           PAGE 25
-------------------------------------------------------------------------------


NOTE 16 - COMMITMENTS AND CONTINGENCIES:

The Bank is involved in certain legal proceedings arising in the normal course of its business. Bank management, after reviewing these matters with outside counsel, believes that the ultimate liability arising from these proceedings, if any, will not have a material affect on the financial statements.

A summary of noncancellable future operating lease commitments at December 31, 1996 follows:


          1997                                    $1,849,000
          1998                                     1,711,000
          1999                                     1,370,000
          2000                                       980,000
          2001                                       741,000
          Thereafter                                       -
                                                  ----------

                                                  $6,651,000
                                                  ----------
                                                  ----------

It is expected that in the normal course of business, expiring leases will be renewed or replaced.

Rent expense under all noncancellable operating lease obligations aggregated $1,101,000, $417,000 and $521,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

COMMERCE SECURITY BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1996 AND 1995                                           PAGE 26
-------------------------------------------------------------------------------

NOTE 17 - PARENT COMPANY INFORMATION:

The following are condensed financial statements of Commerce Security Bancorp, Inc. (parent company only) as of December 31, 1996 and for the year then ended:

     CONDENSED STATEMENT OF CONDITION
                                                    December 31,
                                                       1996
                                                    ------------
     Assets
      Cash and due from banks                       $  4,644,000
      Investments                                        408,000
      Investment in subsidiary                        37,701,000
      Receivables and other assets                       639,000
                                                    ------------

     Total assets                                   $ 43,392,000
                                                    ------------
                                                    ------------

     Liabilities and Shareholders' Equity
      Due to subsidiary                             $     35,000
      Notes payable to shareholders                    4,500,000
                                                    ------------

     Total liabilities                                 4,535,000
                                                    ------------

     Shareholders' equity:
      Common stock                                        97,000
      Additional paid-in-capital                      42,394,000
      Accumulated deficit                             (3,651,000)
      Unrealized gain on investments, net of tax          17,000
                                                    ------------

     Total shareholders' equity                       38,857,000
                                                    ------------

     Total liabilities and shareholders' equity     $ 43,392,000
                                                    ------------
                                                    ------------

     CONDENSED STATEMENT OF OPERATIONS
                                                    Year Ended
                                                    December 31,
                                                       1996
                                                    ------------

     Interest income                                 $     8,000
     Non-interest income                                 154,000
     Non-interest expense                                162,000
                                                    ------------

      Net income                                     $         -
                                                    ------------
                                                    ------------

COMMERCE SECURITY BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1996 AND 1995                                           PAGE 27
-------------------------------------------------------------------------------

NOTE 17:  (Continued)

     CONDENSED STATEMENT OF CASH FLOWS

                                                    Year Ended
                                                    December 31,
                                                       1996
                                                    ------------
     Operating activities:
      Net income                                     $         -
      Adjustments to reconcile net income to net
       cash used by operating activities:
        Accretion/amortization related to securities       1,000
        Increase in other assets                        (639,000)
        Increase in other liabilities                     35,000
                                                    ------------

     Net cash used by operating activities              (603,000)
                                                    ------------

     Investing activities:
      Purchase of investment securities                 (409,000)
      Purchase of CSB                                (20,327,000)
      Purchase of SDN Bancorp                        (21,008,000)
                                                    ------------

     Net cash used by investing activities           (41,744,000)
                                                    ------------

     Financing activities:
      Net proceeds from issuance of notes payable      4,500,000
      Issuance of common stock                        42,491,000
                                                    ------------

     Net cash provided by financing activities        46,991,000
                                                    ------------

     Net increase in cash                              4,644,000
     Cash at beginning of year                                 -
                                                    ------------

     Cash at end of year                              $4,644,000
                                                    ------------
                                                    ------------