Form 10QSB
period 1997-03-31
COMMERCE SECURITY BANCORP INC
filed 1997-05-15
CIK 818633

                       U.S. SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549
                                     FORM 10-QSB


                     QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                      For Quarterly Period Ended March 31, 1997

                            Commission file number 2-76555

                           COMMERCE SECURITY BANCORP, INC.
                           -------------------------------
                (Exact name of small business issuer in its charter)

                   DELAWARE                               33-0720548
                   --------                               ----------
         (State or other jurisdiction of               (I.R.S. Employer or
          incorporation or organization)                Identification No.)


  7777 CENTER AVENUE, HUNTINGTON BEACH, CALIFORNIA          92647-3067
  ------------------------------------------------          ----------
      (Address of principal executive offices)              (Zip Code)

                                   (714) 895-2929
                                   --------------
                             (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   Yes  /X/   No  / /

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value      9,697,430 shares outstanding on May 14, 1997

                           COMMERCE SECURITY BANCORP, INC.
                       U.S. SECURITIES AND EXCHANGE COMMISSION
                                     FORM 10-QSB

                                        INDEX


                                                                     Page

Part I - Financial Information

   Item 1. Financial Statements

    Condensed Consolidated Statements of Condition -
    March 31, 1997 and December 31, 1996                                    3

    Condensed Consolidated Statements of Operations
    For the three months ended March 31, 1997 and 1996                      5

    Condensed Consolidated Statements of Cash Flows -
    For the three months ended March 31, 1997 and 1996                      6

    Notes to the Condensed Consolidated Financial Statements                7

  Item 2. Management's Discussion and Analysis or Plan of Operation        15

Part II - Other Information

  Item 1.   Legal Proceedings                                              21

  Item 2.   Changes in Securities                                          21

  Item 3.   Defaults Upon Senior Securities                                21

  Item 4.   Submission of Matters to a Vote of Security Holders            21

  Item 5.   Other Information                                              21

  Item 6.   Exhibits and Reports on Form 8-K                               21

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                   COMMERCE SECURITY BANCORP, INC. AND SUBSIDIARIES
                    Condensed Consolidated Statements of Condition
                        March 31, 1997 and December 31, 1996

                                                    March 31,   December 31,
                                                         1997           1996
                                                  (Unaudited)
                                                 -------------  ------------
ASSETS
Cash and due from banks                           $50,800,000   $ 32,522,000
Federal funds sold                                 21,400,000     13,700,000
Reverse repurchase agreements                       4,000,000        -
                                                 -------------  -------------
   Total cash and cash equivalents                 76,200,000     46,222,000

Interest bearing deposits in other
   financial institutions                             235,000        338,000
Held-to-maturity investment securities at
   amortized cost,  approximate fair value
   March 31, 1997 $29,716,000
   December 31, 1996 $19,910,000                   29,985,000     20,025,000
Available-for-sale investment securities           18,154,000     15,175,000

Mortgage loans held for sale                        3,970,000     10,837,000
Loans and leases                                  256,072,000    261,197,000
   Less allowance for loan loss                     5,250,000      5,156,000
                                                 -------------  ------------
      Loans, net                                  254,792,000    266,878,000

Loan and servicing sale receivable                 50,926,000     54,080,000
Premises and equipment, net                         3,717,000      3,911,000
Real estate acquired through foreclosure, net       3,249,000      3,635,000
Goodwill and other intangibles                     10,529,000     10,736,000
Accrued interest receivable and other assets       16,364,000     16,060,000
                                               ---------------  -------------
Total assets                                     $464,151,000   $437,060,000
                                                 -------------  -------------
                                                 -------------  -------------

              See notes to condensed consolidated financial statements.

                   COMMERCE SECURITY BANCORP, INC. AND SUBSIDIARIES
              Condensed Consolidated Statements of Condition (Continued)
                         March 31, 1997 and December 31, 1996

                                                     March 31,    December 31,
                                                          1996            1996
                                                   (Unaudited)
                                                 -------------   ------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Demand:
    Non-interest bearing                         $122,354,000     $126,885,000
    Interest bearing                               29,431,000       38,602,000
  Savings:
    Regular                                        92,563,000       42,190,000
    Money market                                   30,921,000       25,662,000
  Time:
    Under $100,000                                112,098,000      123,789,000
    $100,000 or more                               23,028,000       25,903,000
                                                 -------------   -------------
       Total deposits                             410,395,000      383,031,000

Due to related parties                              4,500,000        4,500,000
Accrued expenses and other liabilities              7,521,000        8,220,000
Mandatory Convertible Debentures                      537,000          537,000
                                                 -------------   -------------
         Total liabilities                        422,953,000      396,288,000

Shareholders' equity:
   Common stock, $.01 par value, 12,000,000
     shares authorized   9,697,430 issued and
     outstanding at March 31, 1997                     97,000           97,000
   Additional paid-in capital                      42,394,000       42,394,000
   Accumulated deficit                             (1,302,000)      (1,736,000)
   Unrealized gain on securities
     available-for-sale                                 9,000           17,000
                                                 -------------   -------------
Total shareholders' equity                         41,198,000       40,772,000
                                                 -------------   -------------
Total liabilities and shareholders' equity       $464,151,000     $437,060,000
                                                 =============   =============

              See notes to condensed consolidated financial statements.

                   COMMERCE SECURITY BANCORP, INC. AND SUBSIDIARIES
                   Condensed Consolidated Statements of Operations
                      Three months ended March 31, 1997 and 1996
                                     (Unaudited)

                                                                Three Months Ended March 31,
                                                              --------------------------------
                                                                    1997           1996
                                                               -------------- --------------
Interest Income:
    Interest and fees on loans                                 $   6,627,000    $  920,000
    Income from lease financing receivables                        1,160,000         -
    Interest on Federal funds sold                                   206,000        49,000
    Interest on deposits with financial institutions                  11,000        11,000
    Interest on investment securities                                581,000        86,000
                                                               -------------  -------------
         Total interest income                                     8,585,000     1,066,000
Interest Expense:
    Deposits                                                       3,156,000       292,000
    Other borrowed funds                                              68,000        15,000
                                                             --------------- --------------
         Total interest expense                                    3,224,000       307,000
                                                             --------------- --------------
            Net interest income                                    5,361,000       759,000

Provision for loan losses                                            407,000        35,000
                                                             --------------- --------------
   Net interest income after
      provision for loan losses                                    4,954,000       724,000

Non-interest income                                                3,167,000       162,000
Non-interest expense                                               6,945,000       863,000
                                                             --------------- --------------
Net income (loss) before taxes                                     1,176,000        23,000
Income tax                                                           742,000         5,000
                                                             --------------- --------------
Net income                                                          $434,000       $18,000
                                                                   =========       ========

Income (loss) per common and common
      equivalent share                                                 $0.04       $  0.02
Average number of common shares and
     common stock equivalents                                      9,697,430       895,467


                   See notes to consolidated financial statements.

                   COMMERCE SECURITY BANCORP, INC. AND SUBSIDIARIES
                   Condensed Consolidated Statements of Cash Flows
                  For the Three Months Ended March 31, 1997 and 1996
                                     (Unaudited)

                                                                              For three months ended March 31,
                                                                            --------------------------------------
                                                                                   1997               1996
                                                                            ------------------   -----------------
Operating Activities:
    Net income (loss)                                                            $434,000          $   18,000
    Adjustments to reconcile net loss to net
     cash used by operating activities:
       Provision for loan losses and real estate
         acquired through foreclosure                                             452,000              35,000
       Gain on sale of real estate acquired through
         foreclosure                                                              (23,000)               -
       Gain on sale of premises and equipment                                     (22,000)               -
       Depreciation and amortization                                              492,000              35,000
       Accretion/amortization related to securities, net                           50,000                -
       Equity in loss of real estate joint venture                                153,000                -
       Mortgage loans originated for sale                                    (155,924,000)               -
       Proceeds from sales of loans and servicing                             161,344,000                -
       Loss on the sale of loans and servicing                                  1,504,000                -
       Decrease in loan servicing sale receivable                                 547,000                -
       Decrease (increase) in other assets                                      2,682,000          (1,428,000)
       Increase (decrease) in other liabilities                                (1,011,000)              4,000
                                                                            -------------         -----------
         Net cash used by operating activities                                 10,678,000          (1,336,000)
Investing Activities:
   Decrease (increase) in interest bearing deposits
      with other financial institutions                                           118,000            (304,000)
   Purchases of investment securities                                         (15,000,000)         (2,500,000)
   Proceeds from sales and maturities of
      investment securities                                                     2,000,000           3,657,000
   Net decrease in loans                                                        4,799,000           1,773,000
   Purchases of premises and equipment                                            (67,000)               -
   Proceeds from the sale of premises and equipment                                12,000
   Proceeds from sale of real estate acquired
      through foreclosures                                                        980,000                -
   Capital expenditures for other real estate owned                              (890,000)           (154,000)
   Purchase of Liberty National Bank, net of
      cash received                                                                   -             7,283,000
                                                                            -------------         -----------
            Net cash provided by investing activities                          (8,048,000)          9,755,000
Financing Activities:
   Net increase in deposits                                                    27,348,000          16,875,000
   Issuance of common stock                                                          -             13,400,000
                                                                            -------------         -----------
            Net cash provided by financing activities                          27,348,000          30,275,000
                                                                            -------------         -----------
               Net Increase in cash and cash equivalents                       29,978,000          38,694,000
Cash and cash equivalents at beginning of period                               46,222,000           5,940,000
                                                                            -------------         -----------
Cash and cash equivalents at end of period                                    $76,200,000         $44,634,000
                                                                            =============         ===========


                   See notes to consolidated financial statements.

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BASIS OF PRESENTATION

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The accompanying financial information for Commerce Security Bancorp, Inc. ("CSBI" or the "registrant") has been prepared in accordance with the Securities and Exchange Commission rules and regulations for quarterly reporting and therefore does not necessarily include all information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. The interim financial data is unaudited; however, in the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The information contained in this report should be read in conjunction with the Annual Report of CSBI on Form 10-KSB for the year ended December 31, 1996.

RISKS AND UNCERTAINTIES

    In the normal course of its business, the Company encounters two significant types of risk: economic and regulatory. Economic risk is comprised of three components - interest rate risk, credit risk and market risk. The Company is subject to interest rate risk to the degree that its interest-bearing liabilities mature and reprice at different speeds, or on a different basis, than its interest-bearing assets. Credit risk is the risk of default on the Company's loan portfolio that results from the borrower's inability or unwillingness to make contractually required payments. Market risk results from changes in the value of assets and liabilities which may impact, favorably or unfavorably, the realizability of those assets and liabilities.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

    In June 1996 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" (FAS 125). This statement provides consistent accounting and reporting standards for the transfers and servicing of financial assets and the extinguishment of liabilities. The Company adopted FAS 125 effective January 1, 1997 and does not expect the adoption to have a material impact on its financial statements.

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

NON-PERFORMING AND PAST DUE LOANS

    Included in the non-performing loan category are loans which have been categorized by management as nonaccrual because collection of interest is doubtful, and loans which have been restructured to provide a reduction in the interest rate or a deferral of interest or principal payments.

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

MORTGAGE BANKING ACTIVITIES

    The Company originates and sells residential mortgage loans to a variety of secondary market investors, including the Federal Home Loan Mortgage
Corporation (FHLMC), the Federal National Mortgage Association (FNMA) and others. The Company has an arrangement with the Government National Mortgage Association (GNMA) whereby loans originated by the Company are securitized by GNMA and sold to others. Gains and losses on the sale of mortgage loans are recognized upon delivery based on the difference between the selling price and the carrying value of the related mortgage loans sold. Deferred origination fees and expenses are recognized at the time of sale in the determination of the gain or loss. The Company sells the servicing for such loans to either the purchaser of the loans or to a third party. The Company recognizes the gain or loss on servicing sold when all risks and rewards of ownership have transferred.

Mortgage loans held for sale are stated at the lower of cost or market as determined by the outstanding commitments from investors or current investor yield requirements calculated on an aggregate loan basis. Valuation adjustments are charged against non-interest income.

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

INTANGIBLES ARISING FROM ACQUISITIONS

    The Company has paid amounts in excess of fair value for CSB's and LNB's core deposits and tangible assets. Such amounts are being amortized by systematic charges to income over a period which is no greater that the estimated remaining life of the assets acquired or not to exceed the estimated average remaining life of the existing deposit base assumed. The Company periodically reviews intangibles to assess recoverability and impairment is recognized in operations if permanent loss of value occurs.

CUSTOMER ACCOUNTS

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

FEDERAL AND STATE TAXES

    The Company provides for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (FAS
109). Under the liability method which is prescribed by FAS 109, a deferred tax asset and/or liability is computed for both the expected future impact of differences between the financial statement and tax bases of assets and liabilities, and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. FAS 109 also requires the establishment of a valuation allowance, if necessary, to reflect the likelihood of realization of deferred tax assets. The effect of tax rate changes will be reflected in income in the period such changes are enacted.

    Deferred income taxes are provided by applying the statutory tax rates in effect at the balance sheet date to temporary differences between the book basis and the tax basis of assets and liabilities. The resulting deferred tax assets and liabilities are adjusted to reflect changes in tax laws or rates.

EARNINGS PER COMMON SHARE

    Earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the year and dilutive common stock equivalents by using the treasury stock method. The weighted average number of common shares used to compute earnings per share were 9,697,430 for the three months ended March 31, 1997 and 895,497 for the three months ended March 31, 1996.

    The mandatory convertible debentures ("Debentures") are convertible into common stock of SDN Bancorp, Inc., a wholly owned subsidiary of CSBI, and are not dilutive to the earnings per share of CSBI. Additionally, there were no exercisable stock options at March 31, 1997 or 1996. Therefore, primary income per share and income per share assuming full dilution are the same for both periods.

NOTE 2 - ACQUISITIONS AND 1996 REORGANIZATION

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

    As of September 1, 1996, CSBI completed the plan of reorganization (the "1996 Reorganization") contemplated by the Agreement and Plan of Reorganization dated April 23, 1996 (the "Agreement") between SDN and Commerce Security Bank, a California-chartered commercial bank ("CSB"). As part of the 1996 Reorganization, SDN became a subsidiary of CSBI, effective August 31, 1996, in a transaction in which SDN shareholders received shares of CSBI common stock in exchange for all of the outstanding shares of SDN common stock. As of September 1, 1996, CSBI completed the acquisition of CSB (the "Commerce Acquisition") in which CSBI acquired all of the outstanding shares of CSB. SDN and CSB remain wholly-owned subsidiaries of CSBI.
Through SDN, CSBI controls Liberty and San Dieguito National Bank ("SDNB"), SDN's wholly-owned subsidiaries.

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

    Holders of SDN common stock were issued one share of CSBI common stock for each share held in SDN. A total of 4,327,606 shares of SDN common stock were outstanding at the time of the 1996 Reorganization. Holders of CSB common stock were issued 1,527,540 shares of CSBI common stock and received cash of approximately $14.1 million. An additional 58,212 shares of the Company's common stock and cash of approximately $346,000 were placed into escrow pending resolution of the SAIF recapitalization. As a result of legislation that recapitalized the SAIF, passed on September 30, 1996, the stock and cash escrows were distributed, with approximately $96,000 disbursed in cash and 16,151 common shares distributed. A total of 161,356 shares were issued to other direct investors who invested in conjunction with the Merger and investment bankers involved in the Merger.

    Both the Liberty Acquisition and Commerce Acquisition were accounted for using the purchase method of accounting in accordance with Accounting Principles Board Opinion No. 16, "Business Combinations". Under this method of accounting, the purchase price was allocated to the assets acquired and deposits and liabilities assumed based on their fair values as of the acquisition date. The consolidated financial statements include the operations of Liberty and CSB from the date of acquisition. Goodwill arising from the transactions totaled approximately $3.8 million in the Liberty Acquisition and $7.2 million in the Commerce Acquisition and is being amortized over twenty years on a straight line basis.

    The table on the following page sets forth selected unaudited pro forma combined financial information of the Company for the three months ended March 31, 1997 and 1996 and for the twelve months ended December 31, 1996. The pro forma operating data reflects the effect of the Liberty Acquisition and the Commerce Acquisition as if each was consummated at the beginning of each period presented. The pro forma results are not necessarily indicative of the results that would have occurred had such acquisitions actually occurred as of such dates, nor are they necessarily indicative of the results of future operations.


                                                                 Unaudited Pro Forma Combined for
                                                   ---------------------------------------------------------
                                                   Three Months Ended March 31,
                                                 --------------------------------        Twelve Months Ended
                                                           1997           1996            December 31, 1996
                                                    --------------    -----------        -------------------
     Total interest income                             $8,585,000      $8,191,000             $32,616,000
     Total interest expense                             3,224,000       3,439,000              13,707,000
                                                   --------------  --------------           -------------
     Net interest income                                5,361,000       4,752,000              18,909,000
     Provision for loan losses                            407,000         233,000               1,005,000
                                                   --------------  --------------           -------------
     Net interest income after provision
       for loan and lease losses                        4,954,000       4,519,000              17,904,000
     Non-interest income                                8,121,000       3,357,000              10,584,000
     Non-interest expense                               6,945,000       7,901,000              34,882,000
                                                   --------------  --------------           -------------
     Net income before taxes                            1,176,000         (25,000)             (6,394,000)
     Income tax                                           742,000          35,000              (4,221,000)
                                                   --------------  --------------           -------------
     Net income                                          $434,000      $  (60,000)           $ (2,173,000)
                                                        =========      ==========            ============

     On December 24, 1996, the Company entered into an agreement with Eldorado Bancorp ("Eldorado") the holding company of Eldorado Bank, to acquire 100% of the outstanding stock of Eldorado for cash consideration of $23 per share. The aggregate consideration payable to holders of Eldorado common stock, including consideration for outstanding options, will be approximately $89.6 million. In connection with this acquisition, the Company issued two notes in the amounts of $200,000 and $4,300,000 to a director and the Partnership, respectively. These funds were placed on deposit to be utilized for the acquisition of Eldorado. At March 31, 1997, Eldorado had assets of approximately $406 million (unaudited). The acquisition will be accounted for using the purchase method. Completion of the transaction is contingent upon the approval of shareholders and state and federal regulators.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

     This information should be read in conjunction with the consolidated financial statements and the notes thereto of Commerce Security Bancorp, Inc. ("CSBI" or the "registrant") included in Item 1 of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 1996 contained in the 1996 Annual Report of CSBI on Form 10-KSB.

     Except for the historical information contained herein, the following discussion contains forward looking statements that involve risks and uncertainties. CSBI's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not specifically limited to, changes in regulatory climate, shifts in interest rate environment, change in economic conditions of various markets CSBI serves, as well as the other risks detailed in this section, and in the sections entitled Results of Operations and Liquidity and Capital Resources, and those discussed in CSBI's Form 10-KSB for the year ended December 31, 1996.

SUMMARY

     As a result of the 1996 Reorganization, described in the footnotes to the accompanying consolidated condensed financial statements, since September 1, 1996, the registrant has owned 100% of CSB and SDN. SDN owns 100% of San Dieguito National Bank ("SDNB") and, as of March 31, 1996, SDN completed the Liberty Acquisition as described in the footnotes to the accompanying consolidated condensed financial statements. The Liberty Acquisition and Commerce Acquisition were accounted for using the purchase method of accounting for business combinations. Accordingly, the following discussion relates to the operating results of SDNB for the three months ended March 31, 1997 and 1996, the operating results of Liberty and CSB for the three months ended March 31, 1997 and the combined financial condition of SDNB, Liberty and CSB (collectively the "Banks").

FINANCIAL CONDITION

     Total assets of CSBI at March 31, 1997 were $463.8 million compared to total assets of $437.1 million at December 31, 1996. The increase in total assets since December 31, 1996 is attributable to an increase in cash and cash equivalents partially offset by a decrease in loans and leases and other assets. Total cash and cash equivalents increased due to an increase in total deposits and due to a sale of lease financing receivables that offset an increase in total loans and leases. Total earning assets of CSBI at March 31, 1997 were $333.8 million compared to total earning assets of $321.3 million at December 31, 1996. Earning assets decreased primarily due to the sale of leases during the quarter.

     Total loans and leases of CSBI at March 31, 1997 were $260.0 million, including $4.0 million of mortgage loans held for sale, compared to $282.9 million at December 31, 1996. CSB sold approximately $16.0 million in lease finance receivables that primarily accounts for this decrease. Additionally, at March 31, 1997 CSBI had $50.9 million in loan sale receivables attributable to the mortgage banking activities at CSB compared to $54.1 million at December 31, 1996.

     The Banks hold loans and leases in their portfolio that at March 31, 1997 represented 87.1% and 12.9% of total loans and leases, respectively. The four largest lending categories are: (i) commercial real estate loans;
(ii) other loans secured by real estate; (iii) commercial loans and (iv) loans to individuals. At March 31, 1997, these categories accounted for approximately 39.7%, 27.3%, 21.6% and 11.4% of total loans, respectively. Leases are made to finance small equipment for businesses.

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

     The government guaranteed portion of the SBA loans are sold at a premium, a portion of which is immediately recognized as income. The remaining premium, representing estimated normal servicing fees or a yield adjustment on the portion of the SBA loan retained by the Banks, is deferred and recognized as income over the estimated life of the loan. Deferred SBA servicing fees for Liberty were approximately $1.5 million at March 31, 1997. The total SBA loan portfolio serviced by Liberty at March 31, 1997 was approximately $162.2 million and included in this amount was approximately $45.5 million representing the portion of the SBA loans retained by Liberty. The total SBA loan portfolio serviced by SDNB at March 31, 1997 was approximately $5.0 million and included in this amount was approximately
$3.9 million representing the portion of the SBA loans retained by SDNB.

     Total investments of CSBI at March 31, 1997 were $73.8 million compared to $49.2 million at December 31, 1996. Investment securities increased largely due to increased deposits and proceeds from the sale of leases. The investment portfolio primarily consists of U.S. government and municipal securities, Federal funds sold, reverse repurchase agreements and certificates of deposits held at other depository institutions. U.S. government and municipal securities were $48.1 million, or 65.2% of the total portfolio, of which $18.1 million are categorized as held to maturity and $30.0 million are categorized as available for sale. Federal funds sold, reverse repurchase agreements and certificates of deposit were $21.4 million, $4.0 million and $235,000, respectively, or 29.0%, 5.4% and .4% of the total portfolio, respectively.

     Total deposits were $410.4 million at March 31, 1997 compared to $383.0 million at December 31, 1996. Increased savings deposits partially offset by decreased time deposits under $100,000 and interest bearing demand accounts accounted for this increase in total deposits. This shift in deposits is concentrated largely at CSB where money desk deposits are being run off and being replaced by local core deposits. Non-interest bearing demand accounts were $122.4 million, or 29.8% of total deposits, at March 31, 1997. Interest bearing deposits are comprised of interest bearing demand accounts, regular savings accounts, money market accounts, time deposits of under $100,000 and time deposits of $100,000 or more which were $29.4 million, $92.6 million, $30.9 million, $112.1 million and $23.0 million, respectively, or 7.2%, 22.6%, 7.5%, 27.3% and 5.6% of total deposits, respectively.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 1997

     For the three months ended March 31, 1997, CSBI had net income of $434,000 compared to net income of $18,000 for the same period in 1996. The improvement in 1996 earnings is partly attributable to the earnings of Liberty partially offset by a loss incurred by CSB whose results of operations are included in the CSBI results of operations for the three months ended March 31, 1997 but were not included for the same period in 1996. Compared to the prior year results, the improvements stem from a combination of increased net interest income of approximately $4.6 million and non-interest income of approximately $8.0 million, partially offset by increased loan loss provision of $372,000, non-interest expense of approximately $6.1 million and provision for taxes of $737,000.

NET INTEREST INCOME AND NET INTEREST MARGIN

     Net interest income was approximately $5.4 million for the three months ended March 31, 1997, an increase of $4.6 million over the same period in 1996. An increase in interest and fee income to $8.6 million for the three months ended March 31, 1997 from $1.1 million for the same period in 1996 was partially offset by increased interest expense of $3.2 million for the three months ended March 31, 1997 from $307,000 from the same period in 1996 contributed to this earnings improvement.

     Loans, the largest component of earning assets, increased to an average balance of $305.9 million for the three months ended March 31, 1997 from $38.3 million for the three months ended March 31, 1996, with an average yield of 10.2% and 9.7%, respectively. Investments in securities and Federal funds sold rose to an average of $52.7 million for the three months ended March 31, 1997 from an average of $10.3 million for the three months ended March 31, 1996, with an average yield of 6.1% and 5.7%, respectively. The yield on earning assets increased to 9.6% for the three months ended March 31, 1997 from 8.8% for the same period in 1996. The increase in yield on earning assets can largely be attributed to a shift in the mix of loans as a percent of earning assets where the percent of average loans to average earning assets during the three months ended March 31, 1997 increased to 85.3% from 78.7% for the same period in 1996.

     Average interest-bearing deposits increased to $266.5 million for the three months ended March 31, 1997 from $38.3 million for the same period in 1996. Additionally, the average rate paid on these deposits increased to 4.7% during the three months ended March 31, 1997 compared to 3.1% during the same period in 1996. The average rate paid on interest-bearing liabilities was 4.8% for the three months ended March 31, 1997 compared to 3.2% for the same period in 1996. This increase represents an overall increase in rates paid largely attributable to a change in the mix of interest bearing liabilities with a greater emphasis on time certificates of deposits that generally pay a higher rate of interest than savings accounts or other interest-bearing deposits.

     As a result of these forgoing factors, the average yield on earning assets decreased to 6.0% for the three months ended March 31, 1997 compared to 6.3% for the same period in 1996.

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

     The allowance for loan and lease losses at CSBI was approximately $5.3 million at March 31, 1997 compared to approximately $5.2 million at December
31, 1996.   During the three months ended March 31, 1997, the provision for loan and lease losses was $407,000, loan and lease charge-offs were $345,000 and recoveries were $32,000 which compares to a provision of $35,000, loan and lease charge-offs of $12,000 and recoveries of $35,000 during the same period in 1996. The allowance for loan and lease losses for CSBI represented 2.1% of net loans, excluding those loans held for sale, at March 31, 1997 and 1.9% at December 31, 1996.

NON-INTEREST INCOME

     Non-interest income for the three months ended March 31, 1997 was $3.2 million compared to $162,000 for the same period in 1996. Non-interest income from Liberty and CSB for the quarter of approximately $988,000 and $1,863,000, respectively, is primarily responsible for this improvement in non-interest income that was not included in income for the same period in 1996. The majority of the non-interest income at Liberty is derived from its SBA loan sale and servicing activity while CSB's non-interest income is largely derived from its mortgage banking activity and gain recognized on the sale of leases. Additionally, non-interest income at SDNB was $276,000 for the first three months ended March 31, 1997 compared to the $162,000 for the same period in 1996. The increase at SDNB is largely attributable to gains recognized on the sale of SBA loans and gains on the sale of a note receivable.

NON-INTEREST EXPENSES

     Non-interest expense for the three months ended March 31, 1997 was approximately $6.9 million, an increase from $863,000 for the same period in 1996. Non-interest expense at Liberty and CSB for the three months ended March 31, 1997 was approximately $1.6 million and $4.5 million, respectively, that was not included in income for the same period in 1996, and was partially offset by improvements in non-interest expense at SDNB. Salaries and employee benefits increased to $3.0 million for the three months ended March 31, 1997 from $418,000 for the same period in 1996 of which $630,000 is attributable to Liberty and $1.9 million is attributable to CSB. Occupancy and equipment increased to $1.1 million for the three months ended March 31, 1997 from $204,000 for the same period in 1996 of which $295,000 is attributable to Liberty and $605,000 is attributable to CSB. Other non-interest expenses increased to $2.8 million for three months ended March 31, 1997 from $241,000 for the same period in 1996 of which $645,000 is attributable to Liberty and $2.0 million is attributable to CSB.

PROVISION FOR INCOME TAXES

     As a result of the earnings for the three months ended March 31, 1997, a $742,000 provision for income taxes was made compared to a provision of $5,000 made for the same period in 1996.

CAPITAL RESOURCES

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

     CSBI, Liberty and SDNB were well capitalized and CSB was adequately capitalized as of March 31, 1997 for federal regulatory purposes. As of March 31, 1997, CSBI had a combined leverage ratio of 7.3%, a Tier 1 risk-weighted capital ratio of 9.2% and a total risk-weighted capital ratio of 10.7%. The individual banks' leverage ratio, Tier 1 risk-weighted capital ratio, and total risk-weighted capital ratios are set forth in the following table:

                                                LIBERTY         CSB      SDNB
                                                -------        ----    ------
     Leverage ratio                                7.1%        4.9%      9.0%
     Tier 1 risk-weighted capital ratio            8.9%        7.1%     11.4%
     Total risk-weighted capital ratio            10.1%        8.4%     12.7%


LIQUIDITY AND INTEREST RATE SENSITIVITY

     The asset-liability management process determines the size and composition of the balance sheet and focuses on the management of liquidity and interest rate risk. The purpose of liquidity and balance sheet management is to ensure that funds are available to meet customer needs, meet the financial commitments of the Banks, and to reduce the Banks' exposure to changing interest rates.

     The Banks manage liquidity from both sides of the balance sheet through the coordination of the relative maturities of its assets and liabilities. The Banks enhance their liquidity through the ability to raise additional funds in money markets through Federal funds lines, repurchase agreements and selling of a specified portion of its securities (securities available for sale). The Banks maintain a level of liquidity that is considered adequate to meet current needs. Liquid assets include cash and due from banks, Federal funds sold, and securities available for sale. At March 31, 1997, liquid assets totaled approximately $94.6 million, or 20.4% of total assets, which compares to $61.7 million, or 14.1% of total assets, at December 31, 1996.

     At March 31, 1997 the Banks had net repriceable assets (a "positive gap") as measured at one year of approximately $11.0 million or 2.4% of total assets. The Banks had net repriceable assets (a "positive gap") as measured at a 90-day time horizon of approximately $41.8 million, or 9.0% of total assets. With a positive gap, a bank would anticipate higher net yields over the near term in a rising rate environment and lower net yields in a declining rate environment. Conversely, with a negative gap, a bank would anticipate lower net yields over the near term in a rising rate environment and higher net yields in a declining rate environment.

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

Not Applicable

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

ITEM 5.   OTHER INFORMATION

Not Applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
    (a) Exhibits:
            None

    (b) Reports on Form 8-K:
            None

                  COMMERCE SECURITY BANCORP, INC.  AND SUBSIDIARIES
                 U.S. SECURITIES AND EXCHANGE COMMISSION FORM 10-QSB


SIGNATURES

Pursuant to the requirements of the U.S. Securities Exchange Act of 1934, CSBI has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             COMMERCE SECURITY BANCORP, INC.



DATE: May 15, 1997       /s/ ROBERT P. KELLER
                         ------------------------------------------
                         Robert P. Keller
                         President and Chief Executive Officer

DATE: May 15, 1997       /s/ CURT A. CHRISTIANSSEN
                         ------------------------------------------
                         Curt A. Christianssen
                         Senior Vice President and Chief Financial Officer