Form 10QSB
period 1997-06-30
COMMERCE SECURITY BANCORP INC
filed 1997-08-14
CIK 818633

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                   FORM 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For Quarterly Period Ended June 30, 1997

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

Common Stock, $.01 par value    18,758,763 shares outstanding on August 14, 1997

                         COMMERCE SECURITY BANCORP, INC.
                    U.S. SECURITIES AND EXCHANGE COMMISSION
                                   FORM 10-QSB

                                      INDEX

                                                                            Page

Part I - Financial Information

   Item 1. Financial Statements

     Condensed Consolidated Statements of Condition -                        3
     March 31, 1997 and December 31, 1996

     Condensed Consolidated Statements of Operations                         5
     For the six months ended June 30, 1997 and 1996

     Condensed Consolidated Statements of Operations                         6
     For the three months ended June 30, 1997 and 1996

     Condensed Consolidated Statements of Cash Flows -                       7
     For the six months ended June 30, 1997 and 1996

     Notes to the Condensed Consolidated Financial Statements                9

   Item 2. Management's Discussion and Analysis or Plan of Operation        18

Part II - Other Information

   Item 1.   Legal Proceedings                                              26

   Item 2.   Changes in Securities                                          26

   Item 3.   Defaults Upon Senior Securities                                26

   Item 4.   Submission of Matters to a Vote of Security Holders            26

   Item 5.   Other Information                                              26

   Item 6.   Exhibits and Reports on Form 8-K                               27

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                COMMERCE SECURITY BANCORP, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Condition
                      June 30, 1997 and December 31, 1996


                                                    June 30,
                                                        1997       December 31,
                                                 (Unaudited)               1996
                                               -------------      -------------
ASSETS
Cash and due from banks                        $  80,144,000      $  32,522,000
Federal funds sold                                17,300,000         13,700,000
Reverse repurchase agreements                     20,000,000            -
                                               -------------      -------------
  Total cash and cash equivalents                117,444,000         46,222,000

Interest bearing deposits in other
  financial institutions                              -                 338,000
Held-to-maturity investment securities at
  amortized cost, approximate fair value
  June 30, 1997 $27,245,000
  December 31, 1996 $19,910,000                   27,404,000         20,025,000
Available-for-sale investment securities         111,288,000         15,175,000

Mortgage loans held for sale                       6,775,000         10,837,000
Loans and leases                                 498,206,000        261,197,000
  Less allowance for loan loss                     9,242,000          5,156,000
                                               -------------      -------------
    Loans, net                                   495,739,000        266,878,000

Loan and servicing sale receivable                60,851,000         54,080,000
Premises and equipment, net                       11,270,000          3,911,000
Real estate acquired through foreclosure, net      2,811,000          3,635,000
Goodwill and other intangibles                    67,802,000         10,736,000
Accrued interest receivable and other assets      15,151,000         16,060,000
                                               -------------      -------------
Total assets                                   $ 909,760,000      $ 437,060,000
                                               -------------      -------------
                                               -------------      -------------


            See notes to condensed consolidated financial statements.

                COMMERCE SECURITY BANCORP, INC. AND SUBSIDIARIES
           Condensed Consolidated Statements of Condition (Continued)
                       June 30, 1997 and December 31, 1996

                                                              June 30,
                                                                  1997        December 31,
                                                            (Unaudited)               1996
                                                         -------------      --------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Demand:
    Non-interest bearing                                 $ 243,866,000      $ 126,885,000
    Interest bearing                                        87,866,000         38,602,000
  Savings:
    Regular                                                128,404,000         42,190,000
    Money market                                            92,529,000         25,662,000
  Time:
    Under $100,000                                         148,079,000        123,789,000
    $100,000 or more                                        57,656,000         25,903,000
                                                         -------------      -------------
      Total deposits                                       758,400,000        383,031,000

Federal funds purchased                                     16,545,000                  -
Due to related parties                                               -          4,500,000
Accrued expenses and other liabilities                      10,402,000          8,220,000
Guaranteed preferred beneficial interest in
  the Company's junior subordinated debentures              27,657,000                  -
Mandatory Convertible Debentures                               537,000            537,000
                                                         -------------      -------------
      Total liabilities                                    813,541,000        396,288,000

Shareholders' equity:
  Preferred stock, $.01 par value, 1,500,000 shares
    authorized, 116,593 issued and outstanding at
    June 30, 1997                                           11,659,000                  -
  Special common stock, $.01 par value, 9,651,600
    shares authorized, 4,825,718 issued and
    outstanding at June 30, 1997                                48,000                  -
  Common stock, $.01 par value, 50,000,000
    shares authorized, 13,933,045 issued and
    outstanding at June 30, 1997                               139,000             97,000
  Additional paid-in capital                                85,470,000         42,394,000
  Accumulated deficit                                       (1,266,000)        (1,736,000)
  Unrealized gain on securities available-for-sale             169,000             17,000
                                                         -------------      -------------
Total shareholders' equity                                  96,219,000         40,772,000
                                                         -------------      -------------
Total liabilities and shareholders' equity               $ 909,760,000      $ 437,060,000
                                                         -------------      -------------
                                                         -------------      -------------

            See notes to condensed consolidated financial statements.

                COMMERCE SECURITY BANCORP, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                     Six months ended June 30, 1997 and 1996
                                   (Unaudited)

                                                             Six Months Ended June 30,
                                                        ----------------------------------
                                                                  1997                1996
                                                        --------------      --------------
Interest Income:
  Interest and fees on loans                               $15,463,000       $  4,684,000
  Income from lease financing receivables                    2,168,000              -
  Interest on Federal funds sold                               673,000            296,000
  Interest on investment securities                          1,693,000            663,000
                                                        --------------      --------------
      Total interest income                                 19,997,000          5,643,000
Interest Expense:
  Deposits                                                   7,372,000          2,021,000
  Other borrowed funds                                         340,000             31,000
                                                       ---------------      --------------
      Total interest expense                                 7,712,000          2,052,000
                                                       ---------------      --------------
        Net interest income                                 12,285,000          3,591,000

Provision for loan and lease losses                            715,000            127,000
                                                       ---------------      --------------
  Net interest income after
    provision for loan losses                               11,570,000          3,464,000

Non-interest income                                          5,084,000            499,000
Non-interest expense                                        15,187,000          3,602,000
                                                       ---------------      --------------
Net income (loss) before taxes                               1,467,000            361,000
Income tax                                                     912,000            138,000
                                                       ---------------      --------------
Net income                                                    $555,000           $223,000
                                                       ===============      ==============

Net income available to common                                $470,000            $223,000

Income (loss) per common and common
  equivalent share                                              $0.043           $  0.084

Average number of common shares and
  common stock equivalents                                  10,898,933          2,666,920

                 See notes to consolidated financial statements.

                COMMERCE SECURITY BANCORP, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                    Three months ended June 30, 1997 and 1996
                                   (Unaudited)

                                                            Three Months Ended June 30,
                                                        -----------------------------------
                                                                  1997                1996
                                                        ---------------      --------------
Interest Income:
  Interest and fees on loans                                $8,768,000       $  3,765,000
  Income from lease financing receivables                      988,000              -
  Interest on Federal funds sold                               425,000            247,000
  Interest on investment securities                          1,099,000            565,000
                                                        --------------      --------------
      Total interest income                                 11,280,000          4,577,000
Interest Expense:
  Deposits                                                   4,219,000          1,729,000
  Other borrowed funds                                         228,000             15,000
                                                       ---------------      --------------
      Total interest expense                                 4,447,000          1,744,000
                                                       ---------------      --------------
        Net interest income                                  6,833,000          2,833,000

Provision for loan and lease losses                            308,000             92,000
                                                       ---------------      --------------
  Net interest income after
    provision for loan losses                                6,525,000          2,741,000

Non-interest income                                          1,991,000            337,000
Non-interest expense                                         8,225,000          2,740,000
                                                       ---------------      --------------
Net income (loss) before taxes                                 291,000            338,000
Income tax                                                     170,000            133,000
                                                       ---------------      --------------
Net income                                                    $121,000           $205,000
                                                       ===============      ==============

Net income available to common                                 $36,000            $205,000

Income (loss) per common and common
  equivalent share                                              $0.003            $  0.048
Average number of common shares and
  common stock equivalents                                  12,087,232           4,289,257

                 See notes to consolidated financial statements.

                COMMERCE SECURITY BANCORP, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                 For the Six Months Ended June 30, 1997 and 1996
                                   (Unaudited)

                                                                       For six months ended June 30,
                                                              --------------------------------------
                                                                            1997               1996
                                                              ------------------   -----------------
OPERATING ACTIVITIES:
  Net income (loss)                                                     $555,000         $  223,000
  Adjustments to reconcile net loss to net
    cash used by operating activities:
      Provision for loan losses and real estate
        acquired through foreclosure                                     831,000            127,000
      Loss (gain) on sale of real estate acquired
        through foreclosure                                               29,000            (76,000)
      Loss on sale of premises and equipment                              16,000             -
      Depreciation and amortization                                    1,245,000             19,000
      Accretion/amortization related to securities, net                    2,000             -
      Equity in loss of real estate joint venture                        306,000             -
      Mortgage loans originated for sale                            (356,117,000)            -
      Proceeds from sales of loans and servicing                     363,476,000             -
      Gain on the sale of loans and servicing                         (3,239,000)            -
      Decrease in loan servicing sale receivable                      (2,605,000)            -
      Decrease (increase) in other assets                             (3,603,000)          (237,000)
      Increase (decrease) in other liabilities                           200,000           (151,000)
                                                               -----------------   -----------------
        Net cash provided by (used in) operating activities            1,096,000            (95,000)

INVESTING ACTIVITIES:
  Decrease (increase) in interest bearing deposits
    with other financial institutions                                    338,000            (20,000)
  Purchases of investment securities                                 (17,016,000)       (24,027,000)
  Proceeds from sales and maturities of
    investment securities                                             15,707,000         17,867,000
  Net increase in loans                                               (5,198,000)          (682,000)
  Purchases of premises and equipment                                   (220,000)          (337,000)
  Proceeds from the sale of premises and equipment                         9,000             48,000
  Proceeds from sale of real estate acquired
    through foreclosures                                               2,139,000          1,394,000
  Capital expenditures for other real estate owned                    (1,405,000)          (310,000)
  Purchase of Liberty National Bank, net of cash received                      -          7,283,000
  Purchase of Eldorado Bancorp, net of cash received                 (45,856,000)            -
                                                               -----------------   -----------------
      Net cash provided by (used in) investing activities            (51,502,000)         1,216,000

                 See notes to consolidated financial statements.

                COMMERCE SECURITY BANCORP, INC. AND SUBSIDIARIES
           Condensed Consolidated Statements of Cash Flows (Continued)
                 For the Six Months Ended June 30, 1997 and 1996
                                   (Unaudited)

                                                             For six months ended June 30,
                                                       -----------------------------------
                                                                  1997               1996
                                                       ------------------   --------------
FINANCING ACTIVITIES:
  Net increase (decrease) in deposits                       34,866,000           (805,000)
  Increase in other borrowings                               8,009,000             -
  Repayment of notes payable to related parties             (4,500,000)            -
  Issuance of common and preferred stock                    83,338,000         13,407,000
  Payment of preferred dividends                               (85,000)            -
                                                     -----------------   -----------------
      Net cash provided by financing activities            121,628,000         12,602,000
                                                     -----------------   -----------------
        Net Increase in cash and cash equivalents           71,222,000         13,723,000
Cash and cash equivalents at beginning of period            46,222,000          5,940,000
                                                      ----------------   -----------------
Cash and cash equivalents at end of period                $117,444,000        $19,663,000
                                                      ================   =================

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

RISKS AND UNCERTAINTIES

     In the normal course of its business, the Company encounters two significant types of risk: economic and regulatory. Economic risk is comprised of three components -- interest rate risk, credit risk and market risk. The Company is subject to interest rate risk to the degree that its interest-bearing liabilities mature and reprice at different speeds, or on a different basis, than its interest-bearing assets. Credit risk is the risk of default on the Company's loan portfolio that results from the borrower's inability or unwillingness to make contractually required payments. Market risk results from changes in the value of assets and liabilities which may impact, favorably or unfavorably, the realizability of those assets and liabilities.

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

EARNINGS PER COMMON SHARE

     Earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the year and dilutive common stock equivalents by using the treasury stock method. The weighted average number of common shares used to compute earnings per share were 10,898,933 and 2,666,920 for the six months ended June 30, 1997 and June 30, 1996, respectively and 12,087,232 and 4,289,257 for the three months ended June 30, 1997 and June 30, 1996, respectively.

     The mandatory convertible debentures ("Debentures") are convertible into common stock of CSBI at the current market value at the time of conversion, and thus are not dilutive to the earnings per share of CSBI. The Company has a total of 4,482,433 warrant shares outstanding at an exercise price of $4.81 and are deemed anti-dilutive to earnings per share at that price. Additionally, there were no exercisable stock options at June 30, 1997 or December 31, 1996. Therefore, primary income per share and income per share assuming full dilution are the same for both periods.

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

     As of June 6, 1997, the registrant completed its merger (the "Merger") of Eldorado Bancorp ("Eldorado") as contemplated by the Agreement and Plan of Reorganization dated December 24, 1996 (the "Agreement"). Shareholders for Eldorado were paid $23.00 per share on 3,845,388 shares outstanding at June 6, 1997. Total consideration paid to holders of Eldorado stock and stock options (net of the tax benefit arising out of the stock options) was $90.3 million.

     In conjunction with the securities issued to fund the Eldorado Merger, existing shares of Common Stock were reclassified as Class B common stock. Additionally, the registrant issued Class A common stock ("Senior Common" and together with the Class B common stock "Common Stock"), trust originated preferred stock, $1,000 par value ("Series A Capital Securities") and non-cumulative preferred stock, $100 par value ("Series B Preferred Stock" and together with the Senior Common, Series A Capital Securities "Senior Securities").

     As of June 6, 1997 Dartmouth Capital Group, L.P. (the "Partnership") invested approximately $21.9 million in the registrant to fund the Eldorado Merger. Initially, $4.3 million of this investment was provided to the registrant in the form of a loan to fund an escrow account that would have been forfeited had the registrant failed to finance the Merger. These funds (including interest thereon) were to be converted to shares of Class B common stock upon the consummation of the Merger at $4.40 per share. Additionally, the Partnership invested $7.9 million to be converted to shares of Class B common stock at $4.81 per share and $10.0 million to be converted to Senior Securities, and for which the Partnership received a 1% commitment fee based upon the total funding commitment made in conjunction with the Merger.

     In exchange for the $21.9 million Partnership investment, the registrant issued a total of 2,715,506 additional shares of Class B common stock, 771,788 shares of Class A common stock, 4,423 shares of Series A Capital Securities and 18,647 shares of Series B Preferred Stock. At the Partnership's direction the registrant issued 1,703,242 of the shares of Class B common stock, in the aggregate, to certain limited partners of the Partnership (the "Direct Holders") and the remaining 1,012,264 shares of Class B common stock directly to the Partnership. Giving effect to the issuance of those shares to fund the Eldorado Merger, the Partnership holds voting control of 35.05% of the Common Stock and the Direct Holders own, in the aggregate 27.33% of the Common Stock.

     Excess capital of $13.0 million was redeemed from Eldorado as a funding component of the Merger. Certain institutional investors and individuals provided the balance of the funding for the Merger of approximately $58.1 million. In exchange for this investment, the registrant issued a total of 1,520,129 additional shares of Class B common stock, 4,053,930 shares of Class A common stock (of which 422,850 were non-voting shares), 23,234 shares of Series A Capital Securities and 97,946 shares of Series B Preferred Stock.
 There were a total of 18,758,783 shares of Common Stock outstanding after the Merger.

     Each of the Liberty Acquisition, Commerce Acquisition and the Eldorado Acquisition were accounted for using the purchase method of accounting in accordance with Accounting Principles Board Opinion No. 16, "Business Combinations". Under this method of accounting, the purchase price was allocated to the assets acquired and deposits and liabilities assumed based on their fair values as of the acquisition date. The consolidated financial statements include the operations of Liberty and CSB from the date of acquisition. Goodwill and other intangibles arising from the transactions totaled approximately $3.8 million in the Liberty Acquisition, $7.2 million in the Commerce Acquisition and $50.0 million in the Eldorado Acquisition and are being amortized over twenty years on a straight line basis.

     The table on the following page sets forth selected unaudited pro forma combined financial information of the Company for the six months ended June 30, 1997 and 1996 and for the twelve months ended December 31, 1996. The pro forma operating data reflects the effect of the Liberty Acquisition, Commerce Acquisition and the Eldorado Acquisition as if each was consummated at the beginning of each period presented. The pro forma results are not necessarily indicative of the results that would have occurred had such acquisitions actually occurred as of such dates, nor are they necessarily indicative of the results of future operations.

                                                     Unaudited Pro Forma Combined for
                                          -----------------------------------------------------
                                              Six Months Ended June 30,
                                          -------------------------------    Twelve Months Ended
                                                 1997             1996        December 31, 1996
                                             -----------      -----------    -------------------
     Total interest income                   $32,253,000      $31,336,000       $ 61,145,000
     Total interest expense                   11,439,000       11,926,000         24,483,000
                                             -----------      -----------       -------------
     Net interest income                      20,814,000       19,410,000         36,662,000
     Provision for loan losses                   715,000          611,000          1,158,000
                                             -----------      -----------       -------------
     Net interest income after provision
       for loan and lease losses              20,099,000       18,799,000         35,504,000

     Non-interest income                       6,847,000        7,743,000         14,956,000
     Non-interest expense                     23,909,000       24,319,000         53,784,000
                                             -----------      -----------       -------------
     Net income(loss) before taxes             3,037,000        2,223,000          (3,324,000)
     Income tax (benefit)                      1,900,000        1,477,000          (1,968,000)
                                             -----------      -----------       -------------
     Net income (loss)                       $ 1,137,000      $   746,000       $  (1,356,000)
                                             -----------      -----------       -------------
                                             -----------      -----------       -------------

     Weighted average common shares
       outstanding                            18,758,763       18,758,763          18,758,763

     Net income (loss) per common share            $0.06            $0.04              $(0.14)

     On June 30, 1997, the Company merged SDNB, Liberty and CSB into Eldorado Bank and merged Eldorado Bancorp into itself (collectively the "Bank Mergers"). The resultant structure of the Company after the Bank Mergers is a single bank holding company with Eldorado Bank being the only bank subsidiary of the Company,

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

SUMMARY

     As a result of the 1996 Reorganization, the Liberty, CSB and Eldorado Acquisitions (the "Acquisitions") and the Bank Mergers described in the footnotes to the accompanying consolidated condensed financial statements, as of June 30, 1997, the registrant owns 100% of Eldorado Bank (the "Bank"). Each of the Acquisitions were accounted for using the purchase method of accounting for business combinations. Accordingly, the following discussion related to the operating results of the Bank only include results of operations subsequent to the date of acquisition. In most of the Company's income and expense categories and net income, the increases in the amounts reported for the three and six months ended compared to the same periods last year resulted from the Acquisitions. The increases in substantially all of the categories of the Company's statement of condition between amounts reported at June 30, 1997 and December 31, 1996 resulted from the Eldorado Acquisition. Other significant factors affecting the Company's results of operations and financial condition are described in the applicable sections below.

FINANCIAL CONDITION

     Total assets of CSBI at June 30, 1997 were $909.8 million compared to total assets of $437.1 million at December 31, 1996. The increase in total assets since December 31, 1996 is attributable to the assets acquired in the Eldorado Acquisition. Eldorado had total assets of approximately $400 million at June 6, 1997. Total earning assets of CSBI at June 30, 1997 were $741.8 million compared to total earning assets of $375.0 million at December 31, 1996. Earning assets increased primarily due to the acquisition of Eldorado that had total earning assets at June 6, 1997 of approximately $ 334 million.

     Total loans and leases, net of unearned fees, of CSBI at June 30, 1997 were $505.0 million, including $6.8 million of mortgage loans held for sale, compared to $272.0 million, including $10.8 million of mortgage loans held for sale, at December 31, 1996. Loans acquired in the Eldorado Acquisition are attributable to this increase which were approximately

$233 million at June 6, 1997. Additionally, at June 30, 1997 CSBI had $60.8 million in loan sale receivables attributable to its mortgage banking activities compared to $54.1 million at December 31, 1996.

     The four largest lending categories are: (i) commercial real estate loans;
(ii) other loans secured by real estate; (iii) commercial loans and (iv) loans to individuals. At June 30, 1997, these categories accounted for approximately 40.9%, 23.1%, 20.6% and 8.6% of total loans and leases, respectively. Leases are primarily made to finance small equipment for businesses and accounted for 6.8% of the total loan and lease portfolio.

     Included among the Banks' portfolio of loans are SBA loans made by the Bank guaranteed by the United States Government to the extent of 75% to 90% of the principal and interest due on such loans. The Bank is active in originating this type of loan and generally sells the government guaranteed portion of these loans to participants in the secondary market and retains servicing responsibilities and the unguaranteed portion of the loans. Historically, the guaranteed portion of the SBA loans have not always been sold and the Bank maintains in its portfolio both the guaranteed and unguaranteed portion of the loans.

     When the government guaranteed portion of the SBA loans are sold they are sold at a premium, a portion of which is immediately recognized as income. The remaining premium, representing estimated normal servicing fees or a yield adjustment on the portion of the SBA loan retained by the Banks, is deferred and recognized as income over the estimated life of the loan. The total SBA loan portfolio serviced by the Bank at June 30, 1997 was approximately $300.1 million and included in this amount was approximately $102.2 million representing the portion of the SBA loans retained by the Bank.

     Total investments of CSBI at June 30, 1997 were $176.0 million compared to $49.2 million at December 31, 1996. Investment securities increased largely due to securities acquired in the Eldorado Acquisition which were approximately $101 million at June 6, 1997. The investment portfolio primarily consists of U.S. government and municipal securities, Federal funds sold, reverse repurchase agreements. U.S. government and municipal securities were $138.7 million, or 78.8% of the total portfolio, of which $27.4 million are categorized as held to maturity and $111.3 million are categorized as available for sale. Federal funds sold and reverse repurchase agreements totaled $37.3 million, or 21.2% of the total portfolio.

     Total deposits were $758.4 million at June 30, 1997 compared to $383.0 million at December 31, 1996. This increase in deposits is largely attributable to those deposits acquired in the Eldorado Acquisition which were approximately $343 million on June 6, 1997. Non-interest bearing demand accounts were $243.9 million, or 32.2% of total deposits, at June 30, 1997. Interest bearing deposits are comprised of interest bearing demand accounts, regular savings accounts, money market accounts, time deposits of under $100,000 and time deposits of $100,000 or more which were $87.9 million, $128.4 million, $92.5 million, $148.1 million and $57.7 million, respectively, or 11.6%, 16.9%, 12.2%, 19.5% and 7.6% of total deposits, respectively.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 1997

     For the six months ended June 30, 1997, CSBI had net income of $555,000 compared to net income of $223,000 for the same period in 1996. The improvement in 1996 earnings is attributable to the earnings from acquired operations during the period that were not included for the same period in 1996. Compared to the prior period results, the improvements stem from a combination of increased net interest income of approximately $8.7 million and non-interest income of approximately $4.6 million, partially offset by increased loan and lease loss provision of $588,000, non-interest expense of approximately $11.6 million and provision for taxes of $774,000.

NET INTEREST INCOME AND NET INTEREST MARGIN

     Net interest income was approximately $12.3 million for the six months ended June 30, 1997, an increase of $8.7 million over the same period in 1996. An increase in interest and fee income to $20.0 million for the six months ended June 30, 1997 from $5.6 million for the same period in 1996, partially offset by increased interest expense of $7.7 million for the six months ended June 30, 1997 from $2.1 million from the same period in 1996 contributed to this earnings improvement.

     Loans and leases, the largest component of earning assets, increased to an average balance of $350.0 million for the six months ended June 30, 1997 from $80.2 million for the six months ended June 30, 1996, with an average yield of 10.1% and 11.7%, respectively. The yield on loans and lease decreased primarily due to a shift in the mix of loans with a larger portion of the portfolio concentrated in single family residential mortgage loans that earn a lower rate of interest than commercial loans. Investments in securities and Federal funds sold rose to an average of $80.5 million for the six months ended June 30, 1997 from an average of $35.9 million for the six months ended June 30, 1996, with an average yield of 5.9% and 5.3%, respectively. The yield on earning assets decreased to 9.3% for the six months ended June 30, 1997 from 9.7% for the same period in 1996. The decrease in yield on earning assets can largely be attributed to the lower yield earned on loans and leases described above.

     Average interest-bearing deposits increased to $315.8 million for the six months ended June 30, 1997 from $94.6 million for the same period in 1996. Additionally, the average rate paid on these deposits increased to 4.7% during the six months ended June 30, 1997 compared to 4.3% during the same period in 1996. The average rate paid on interest-bearing liabilities was 4.8% for the six months ended June 30, 1997 compared to 4.3% for the same period in 1996. This increase represents a slight overall increase in rates paid but is largely attributable to a change in the mix of interest bearing liabilities with a greater emphasis on savings accounts that incorporate tiered interest rates that pay higher rates for accounts maintaining higher average balances. These savings accounts increased to an average of $90.1 million for the six months ended June 30, 1997 from $14.0 million for the six months ended June 30, 1996 and paid interest rates of 4.7% and 3.3%, respectively.

     As a result of these forgoing factors, the average yield on earning assets decreased to 5.7% for the six months ended June 30, 1997 compared to 6.2% for the same period in 1996.

ALLOWANCE AND PROVISION FOR LOAN LOSSES

     The allowance for loan and lease losses represents the amounts which have been set aside for the specific purpose of absorbing losses which may occur in the Bank's loan portfolio. The provision for loan and lease losses is an expense charged against operating income and added to the allowance for loan and lease losses. Bank management continues to carefully monitor the allowance for loan and lease losses in relation to the size of the Bank's loan and lease portfolio and known risks or problem loans and leases.

     The allowance for loan and lease losses at CSBI was approximately $9.2 million at June 30, 1997 compared to approximately $5.2 million at December 31, 1996. During the six months ended June 30, 1997, the provision for loan and lease losses was $715,000, loan and lease charge-offs were $815,000 and recoveries were $111,000 which compares to a provision of $127,000, loan and lease charge-offs of $69,000 and recoveries of $91,000 during the same period in 1996. The allowance for loan and lease losses for CSBI represented 1.8% of gross loans and leases, excluding those loans held for sale, at June 30, 1997 and 2.0% at December 31, 1996.

NON-INTEREST INCOME AND EXPENSES

     Non-interest expense net of non-interest income ("Net Non-interest Expense") increased to $10.1 million for the six months ended June 30, 1997 from $3.1 million for the same period in 1996. Non-interest income and expenses have increased over the same period in the prior year primarily due to the generation of revenues from off-balance sheet activities such as SBA servicing, mortgage banking, leasing operations and the sales of loans and leases. As a percentage of average assets, Net Non-interest Expense (annualized) has decreased to 4.0% for the six months ended June 30, 1997 from 4.7% for the same period in 1996.

     Non-interest income for the six months ended June 30, 1997 increased to $5.1 million, or 2.0% of average assets, from $499,000, or .8% of average assets, for the same period in 1996. Non-interest income sources of revenue that were in place during 1997 that were not a part of non-interest income for the same period in 1996, as described above, are primarily responsible for this improvement in non-interest income.

     Non-interest expense for the six months ended June 30, 1997 increased to approximately $15.2 million, or 6.0% of average assets, from $3.6 million, or 5.5% of average assets, for the same period in 1996. Salaries and employee benefits increased to $6.7 million for the six months ended June 30, 1997 from $1.7 million for the same period in 1996. Occupancy and equipment increased to $2.5 million for the six months ended June 30, 1997 from $763,000 for the same period in 1996. Other non-interest expenses increased to $6.0 million for six months ended June 30, 1997 from $1.2 million for the same period in 1996.

PROVISION FOR INCOME TAXES

     As a result of the earnings for the six months ended June 30, 1997, a $912,000 provision for income taxes was made compared to a provision of $138,000 made for the same period in 1996.

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 1997

     For the three months ended June 30, 1997, CSBI had net income of $121,000 compared to net income of $205,000 for the same period in 1996. The decrease in net income is a result of increased non-interest expense by approximately $5.5 million and increased provisions for loan and lease losses and taxes of $230,000 and $37,000, respectively, partially offset by increased net interest income by approximately $4.0 million.

NET INTEREST INCOME AND NET INTEREST MARGIN

     Net interest income increased to $6.8 million for the three months ended June 30, 1997, an increase of $4.0 million from $2.8 million for the same period in 1996. An increase in interest and fee income to $11.3 million for the three months ended June 30, 1997 from $4.6 million for the same period in 1996, partially offset by increased interest expense of $4.4 million for the three months ended June 30, 1997 from $1.7 million for the same period in 1996 contributed to this earnings improvement.

     Loans, the largest component of earning assets, increased to an average balance of $382.2 million for the three months ended June 30, 1997 from $122.8 million for the three months ended June 30, 1996, with an average yield of 10.2% and 12.3%, respectively. The yield on loans and lease decreased primarily due to a shift in the mix of loans with a larger portion of the portfolio concentrated in single family residential mortgage loans that earn a lower rate of interest than commercial loans. Investments in securities and Federal funds sold rose to an average of $103.8 million for the three months ended June 30, 1997 from an average of $61.4 million for the three months ended June 30, 1996, with an average yield of 5.9% and 5.3%, respectively. The yield on earning assets decreased to 9.3% for the three months ended June 30, 1997 from 9.9% for the same period in 1996. The decrease in yield on earning assets can largely be attributed to the lower yield earned on loans and leases described above.

     Average interest-bearing deposits increased to $364.5 million for the three months ended June 30, 1997 from $150.1 million for the same period in 1996. Additionally, the average rate paid on these deposits was 4.6% during the three months ended June 30, 1997 and during the same period in 1996. The average rate paid on interest-bearing liabilities was 4.8% for the three months ended June 30, 1997 compared to 4.6% for the same period in 1996. This increase in interest expense reflect the interest incurred by the company on the debentures issued during the quarter.

     As a result of these forgoing factors, the average yield on earning assets decreased to 5.6% for the three months ended June 30, 1997 compared to 6.2% for the same period in 1996.

ALLOWANCE AND PROVISION FOR LOAN LOSSES

     The allowance for loan and lease losses represents the amounts which have been set aside for the specific purpose of absorbing losses which may occur in the Bank's loan portfolio. The provision for loan and lease losses is an expense charged against operating income and added to the allowance for loan and lease losses. Bank management continues to carefully monitor the allowance for loan and lease losses in relation to the size of the Bank's loan and lease portfolio and known risks or problem loans and leases.

     The allowance for loan and lease losses at CSBI was approximately $9.2 million at June 30, 1997 compared to approximately $5.2 million at December 31, 1996. During the three months ended June 30, 1997, the provision for loan and lease losses was $308,000, loan and lease charge-offs were $504,000 and recoveries were $113,000 which compares to a provision of $92,000, loan and lease charge-offs of $33,000 and recoveries of $79,000 during the same period in 1996. The allowance for loan and lease losses for CSBI represented 1.8% of gross loans and leases, excluding those loans held for sale, at June 30, 1997 and 2.0% at December 31, 1996.

NON-INTEREST INCOME AND EXPENSES

     Non-interest expense net of non-interest income ("Net Non-interest Expense") increased to $6.2 million for the three months ended June 30, 1997 from $2.4 million for the same period in 1996. Non-interest income and expense have increased over the same period in the prior year primarly due to the generation of revenues and associated expenses from off-balance sheet activities such as SBA servicing, mortgage banking, leasing operations and the sales of loans and leases. As a percentage of average assets, Net Non-interest Expense (annualized) has decreased to 4.3% for the three months ended June 30, 1997 from 4.6% for the same period in 1996.

     Non-interest income for the three months ended June 30, 1997 increased to $2.0 million, or 1.4% of average assets, from $337,000, or .6% of average assets, for the same period in 1996. Non-interest income sources of revenue that were in place during 1997 that were not a part of non-interest income for the same period in 1996, as described above, are primarily responsible for this improvement in non-interest income.

     Non-interest expense for the three months ended June 30, 1997 increased to approximately $8.2 million, or 5.8% of average assets, from $2.7 million, or 5.3% of average assets, for the same period in 1996. Salaries and employee benefits increased to $3.6 million for the three months ended June 30, 1997 from $1.2 million for the same period in 1996. Occupancy and equipment increased to $1.3 million for the three months ended June 30, 1997 from $559,000 for the same period in 1996. Other non-interest expenses increased to $3.3 million for three months ended June 30, 1997 from $927,000 for the same period in 1996.

PROVISION FOR INCOME TAXES

     As a result of the earnings for the three months ended June 30, 1997, a $170,000 provision for income taxes was made compared to a provision of $133,000 made for the same period in 1996.

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

     CSBI and the Bank were well capitalized June 30, 1997 for federal regulatory purposes. As of June 30, 1997, CSBI had a leverage ratio of 6.7%, a Tier 1 risk-weighted capital ratio of 9.5% and a total risk-weighted capital ratio of 10.9%. As of June 30, 1997, the Bank had a leverage ratio of 6.0%, a Tier 1 risk-weighted capital ratio of 9.1% and a total risk-weighted capital ratio of 10.4%.

LIQUIDITY AND INTEREST RATE SENSITIVITY

     The asset-liability management process determines the size and composition of the balance sheet and focuses on the management of liquidity and interest rate risk. The purpose of liquidity and balance sheet management is to ensure that funds are available to meet customer needs, meet the financial commitments of the Bank, and to reduce the Bank's exposure to changing interest rates.

     The Bank manages liquidity from both sides of the balance sheet through the coordination of the relative maturities of its assets and liabilities.
The Bank enhances its liquidity through the ability to raise additional funds in money markets through Federal funds lines, repurchase agreements and selling of a specified portion of its securities (securities available for sale). The Bank maintains a level of liquidity that is considered adequate to meet current needs. Liquid assets include cash and due from banks, Federal funds sold, and securities available for sale. At June 30, 1997, liquid assets totaled approximately $235.7 million, or 25.9% of total assets, which compares to $61.7 million, or 14.1% of total assets, at December 31, 1996.

     At June 30, 1997 the Company had net repriceable liabilities (a " negative gap") as measured at one year of approximately $26.2 million or 2.9% of total assets. The Company had negative gap as measured at a 90-day time horizon of approximately $18.8 million, or 2.1% of total assets. With a positive gap, a bank would anticipate higher net yields over the near term in a rising rate environment and lower net yields in a declining rate environment. Conversely, with a negative gap, a bank would anticipate lower net yields over the near term in a rising rate environment and higher net yields in a declining rate environment.

INFLATION

     The majority of the Company's assets and liabilities are monetary items held by the Banks, the dollar value of which is not affected by inflation. Only a small portion of total assets is in premises and equipment. The lower inflation rate of recent years did not have the positive impact on the Bank that was felt in many other industries. The small fixed asset investment of the Company minimizes any material misstatement of asset values and depreciation expenses which may result from fluctuating market values due to inflation. A higher inflation rate, however, may increase operating expenses or have other adverse effects on borrowers of the Bank, making collection more difficult for the Bank. Rates of interest paid or charged generally rise if the marketplace believes inflation rates will increase.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

  On July 25, 1997, in the plaintiff action of Thomas Ruemmler vs Commerce Security Bank, being tried in the Court of San Joaquin County in California (the "Court"), the Court found in favor of the plaintiff awarding economic damages of $1.4 million, pain and suffering damagaes of $500,000 and punitive damages of $2.0 million. The attorneys defending the Bank have filed motions with the Court for i) a new trial and ii) a new judgement notwithstanding the verdict. The Court has set a date of September 25, 1997 to hear these motions. In the event of an adverse outcome, the damages paid by the Bank will be recorded as a purchase accounting adjustment related to the Commerce Acquisition.

ITEM 2.   CHANGES IN SECURITIES

     In conjunction with the securities issued to fund the Eldorado Merger, existing shares of Common Stock were reclassified as Class B common stock. Additionally, the registrant issued Class A common stock ("Senior Common" and together with the Class B common stock "Common Stock"), trust orginated preferred stock, $1,000 par value ("Series A Capital Securities") and non-cumulative preferred stock, $100 par value ("Series B Preferred Stock" and together with the Senior Common, Series A Capital Securities "Senior Securities"). The foregoing description of securities is qualified in its entirety by Exhibits 10.3 and 10.4 of the Company's report on form 8-K dated June 6, 1997 as amended July 11, 1997.

     The Class A common stock is divided between voting and non-voting shares. The voting Class A common stock voting rights are pari-passu with those of the Class B common stock with certain rights with respect to the modification of the certificate of incorporation and the issuance of securities senior to the Class A common stock. The non-voting Class A common stock has the ability to convert into Class B common stock provided that the holder of the securities in the aggregate hold voting shares with less than 9.9% voting control. The Senior Securities have liquidation and dividend preferences over the Class B common stock.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

ITEM 5.   OTHER INFORMATION

Not Applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
       (a) Exhibits:
          None

       (b) Reports on Form 8-K:
          June 6, 1997 - Announcement of acquisition of Eldorado Bancorp
                         (amended on July 11, 1997 and August 6, 1997)

                COMMERCE SECURITY BANCORP, INC.  AND SUBSIDIARIES
               U.S. SECURITIES AND EXCHANGE COMMISSION FORM 10-QSB


SIGNATURES

Pursuant to the requirements of the U.S. Securities Exchange Act of 1934, CSBI has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         COMMERCE SECURITY BANCORP, INC.



DATE: August 14, 1997         /s/ Robert P. Keller
                              -----------------------------------------
                              Robert P. Keller
                              President and Chief Executive Officer

DATE: August 14, 1997         /s/ Curt A. Christianssen
                              -----------------------------------------
                              Curt A. Christianssen
                              Senior Vice President and Chief Financial Officer