Form 10QSB
period 1997-09-30
COMMERCE SECURITY BANCORP INC
filed 1997-11-14
CIK 818633

                       U.S. SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549
                                     FORM 10-QSB


                     QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                    For Quarterly Period Ended September 30, 1997

                            Commission file number 2-76555

                           COMMERCE SECURITY BANCORP, INC.
                           -------------------------------
                (Exact name of small business issuer in its charter)

                    Delaware                        33-0720548
                    --------                        ----------
         (State or other jurisdiction of      (I.R.S. Employer or
         incorporation or organization)       Identification No.)


    24012 Calle de la Plata,Suite 150, Laguna Hills, California     92647-3067
    -----------------------------------------------------------     ----------
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

Common Stock, $.01 par value  18,347,397 shares outstanding on November 14, 1997

                           COMMERCE SECURITY BANCORP, INC.
                       U.S. SECURITIES AND EXCHANGE COMMISSION
                                     FORM 10-QSB

                                        INDEX


                                                                         Page

Part I - Financial Information

   Item 1. Financial Statements

       Condensed Consolidated Statements of Condition -                       3
       September 30, 1997 and December 31, 1996

       Condensed Consolidated Statements of Operations                        5
       For the nine months ended September 30, 1997 and 1996

       Condensed Consolidated Statements of Operations                        6
       For the three months ended September 30, 1997 and 1996

       Condensed Consolidated Statements of Cash Flows -                      7
       For the nine months ended September 30, 1997 and 1996

       Notes to the Condensed Consolidated Financial Statements               9

    Item 2. Management's Discussion and Analysis or Plan of Operation        18

Part II - Other Information

    Item 1.   Legal Proceedings                                              26

    Item 2.   Changes in Securities                                          26

    Item 3.   Defaults Upon Senior Securities                                27

    Item 4.    Submission of Matters to a Vote of Security Holders           27

    Item 5.   Other Information                                              27

    Item 6. Exhibits and Reports on Form 8-K                                 27

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                   COMMERCE SECURITY BANCORP, INC. AND SUBSIDIARIES
                    Condensed Consolidated Statements of Condition
                      September 30, 1997 and December 31, 1996

                                                September 30,   December 31,
                                                    1997           1996
                                                 (Unaudited)
                                                -------------   ------------
ASSETS
Cash and due from banks                         $  98,785,000   $ 32,522,000
Federal funds sold                                 20,000,000     13,700,000
                                                -------------   ------------
   Total cash and cash equivalents                118,785,000     46,222,000

Held-to-maturity investment securities at
   amortized cost,  approximate fair value
   September 30, 1997 $21,346,000
   December 31, 1996 $19,910,000                   21,342,000     20,025,000
Available-for-sale investment securities           81,416,000     15,513,000

Mortgage loans held for sale                        9,839,000     10,837,000
Loans and leases                                  504,753,000    261,197,000
   Less allowance for loan loss                     9,249,000      5,156,000
                                                -------------   ------------
      Loans, net                                  505,343,000    266,878,000

Loan and servicing sale receivable                104,254,000     54,080,000
Premises and equipment, net                        11,284,000      3,911,000
Real estate acquired through foreclosure, net       3,433,000      3,635,000
Goodwill and other intangibles                     69,308,000     10,736,000
Accrued interest receivable and other assets       22,703,000     16,060,000
                                                -------------   ------------
Total assets                                    $ 937,868,000   $437,060,000
                                                -------------   ------------
                                                -------------   ------------

              See notes to condensed consolidated financial statements.

                   COMMERCE SECURITY BANCORP, INC. AND SUBSIDIARIES
              Condensed Consolidated Statements of Condition (Continued)
                       September 30, 1997 and December 31, 1996

                                                            September 30,       December 31,
                                                                 1997               1996
                                                             (Unaudited)
                                                           -------------      --------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
   Demand:
      Non-interest bearing                                 $ 275,614,000      $ 126,885,000
      Interest bearing                                        94,115,000         38,602,000
   Savings:
      Regular                                                140,952,000         42,190,000
      Money market                                            98,032,000         25,662,000
   Time:
      Under $100,000                                         132,917,000        123,789,000
      $100,000 or more                                        57,298,000         25,903,000
                                                           -------------      -------------
         Total deposits                                      798,928,000        383,031,000

Federal funds purchased                                        2,416,000            -
Due to related parties                                           -                4,500,000
Accrued expenses and other liabilities                        11,315,000          8,220,000
Guaranteed preferred beneficial interest in the Company's
 junior subordinated debentures                               27,657,000            -
Mandatory Convertible Debentures                                 537,000            537,000
                                                           -------------      -------------
         Total liabilities                                   840,853,000        396,288,000

Shareholders' equity:
   Preferred stock, $.01 par value, 1,500,000 shares
      authorized, 116,593 issued and outstanding at
      September 30, 1997                                      11,659,000              -
   Special common stock, $.01 par value, 9,651,600
      shares authorized, 4,825,718 issued and outstanding at
      September 30, 1997                                          48,000              -
   Common stock, $.01 par value, 50,000,000
      shares authorized, 13,945,861 issued and
      outstanding at September 30, 1997                          139,000             97,000
   Additional paid-in capital                                 85,532,000         42,394,000
   Accumulated deficit                                          (516,000)        (1,736,000)
   Unrealized gain on securities available-for-sale              153,000             17,000
                                                           -------------      -------------
Total shareholders' equity                                    97,015,000         40,772,000
                                                           -------------      -------------
Total liabilities and shareholders' equity                 $ 937,868,000      $ 437,060,000
                                                           -------------      -------------
                                                           -------------      -------------


              See notes to condensed consolidated financial statements.

                   COMMERCE SECURITY BANCORP, INC. AND SUBSIDIARIES
                   Condensed Consolidated Statements of Operations
                    Nine months ended September 30, 1997 and 1996
                                     (Unaudited)

                                          Nine Months Ended September 30,
                                          -------------------------------
                                               1997               1996
                                          --------------      -----------
Interest Income:
   Interest and fees on loans               $ 28,990,000      $ 8,380,000
   Income from lease financing receivables     3,110,000          382,000
   Interest on Federal funds sold              1,124,000          556,000
   Interest on investment securities           3,620,000        1,338,000
                                            ------------      -----------
         Total interest income                36,844,000       10,656,000
Interest Expense:
   Deposits                                   13,005,000        4,226,000
   Other borrowed funds                        1,303,000           56,000
                                            ------------      -----------
         Total interest expense               14,308,000        4,282,000
                                            ------------      -----------
            Net interest income               22,536,000        6,374,000

Provision for loan and lease losses            1,087,000          217,000
                                            ------------      -----------
   Net interest income after
      provision for loan losses               21,449,000        6,157,000

Non-interest income                            8,440,000        2,506,000
Non-interest expense                          26,031,000        7,986,000
                                            ------------      -----------
Net income (loss) before taxes                 3,858,000          677,000
Income tax                                     2,230,000          227,000
                                            ------------      -----------
Net income                                  $  1,628,000      $   450,000
                                            ------------      -----------
                                            ------------      -----------

Net income available to common              $  1,220,000      $   450,000

Primary income per common and common
      equivalent share                      $      0.090      $     0.118
Fully diluted income per common and common
      equivalent share                      $      0.085      $     0.118


                   See notes to consolidated financial statements.

                   COMMERCE SECURITY BANCORP, INC. AND SUBSIDIARIES
                   Condensed Consolidated Statements of Operations
                    Three months ended September 30, 1997 and 1996
                                     (Unaudited)

                                             Three Months Ended September 30,
                                             --------------------------------
                                                   1997            1996
                                             --------------   ---------------
Interest Income:
   Interest and fees on loans                  $ 13,527,000     $ 4,231,000
   Income from lease financing receivables          942,000         382,000
   Interest on Federal funds sold                   410,000         339,000
   Interest on investment securities              1,927,000         595,000
                                               ------------     -----------
         Total interest income                   16,806,000       5,547,000
Interest Expense:
   Deposits                                       5,631,000       2,203,000
   Other borrowed funds                             922,000          25,000
                                               ------------     -----------
         Total interest expense                   6,553,000       2,228,000
                                               ------------     -----------
            Net interest income                  10,253,000       3,319,000

Provision for loan and lease losses                 358,000          91,000
                                               ------------     -----------
   Net interest income after
      provision for loan losses                   9,895,000       3,228,000

Non-interest income                               3,294,000       1,471,000
Non-interest expense                             10,798,000       4,383,000
                                               ------------     -----------
Net income (loss) before taxes                    2,391,000         316,000
Income tax                                        1,318,000          89,000
                                               ------------     -----------
Net income                                     $  1,073,000     $   227,000
                                               ------------     -----------
                                               ------------     -----------

Net income available to common                 $    750,000     $   227,000

Income (loss) per common and common
      equivalent share                         $      0.040     $     0.038
Fully diluted income per common and common
      equivalent share                         $      0.039     $     0.038


                   See notes to consolidated financial statements.

                   COMMERCE SECURITY BANCORP, INC. AND SUBSIDIARIES
                   Condensed Consolidated Statements of Cash Flows
                For the Nine Months Ended September 30, 1997 and 1996
                                     (Unaudited)

                                                               For nine months ended September 30,
                                                               -----------------------------------
                                                                     1997                1996
                                                               ---------------    ----------------
OPERATING ACTIVITIES:
   Net income (loss)                                             $   1,628,000    $    450,000
   Adjustments to reconcile net loss to net
      cash used by operating activities:
         Provision for loan losses and real estate
            acquired through foreclosure                             1,176,000         237,000
         Loss (gain) on sale of real estate acquired
            through foreclosure                                         55,000         (70,000)
         Equity in loss of real estate joint venture                   250,000             -
         Loss on sale of premises and equipment                         15,000             -
         Loss on sale of securities                                      9,000             -
         Depreciation and amortization                               2,676,000         306,000
         Accretion/amortization related to securities, net             246,000             -
         Mortgage loans originated for sale                       (627,993,000)    (68,025,000)
         Proceeds from sales of loans and servicing                634,061,000      79,225,000
         Gain on the sale of loans and servicing                    (5,013,000)            -
         Increase in loan servicing sale receivable                (46,009,000)            -
         Decrease (increase) in other assets                        (9,830,000)       (956,000)
         Increase (decrease) in other liabilities                     (360,000)      1,302,000
                                                                 -------------    ------------
            Net cash provided by (used in) operating activities    (49,089,000)     12,469,000

INVESTING ACTIVITIES:
   Purchases of investment securities                              (17,016,000)    (27,936,000)
   Proceeds from sales and maturities of
      investment securities                                         49,724,000      39,303,000
   Net increase in loans                                           (10,584,000)    (35,948,000)
   Purchases of premises and equipment                                (722,000)       (746,000)
   Proceeds from the sale of premises and equipment                     12,000          48,000
   Proceeds from sale of real estate acquired
      through foreclosures                                           2,824,000       1,900,000
   Capital expenditures for other real estate owned                 (3,064,000)     (1,322,000)
   Purchase of Liberty National Bank, net of cash received                 -         7,283,000
   Purchase of Commerce Security Bank, net of cash received                -        52,758,000
   Purchase of Eldorado Bancorp, net of cash received              (46,477,000)            -
                                                                 -------------    ------------
            Net cash provided by (used in) investing activities    (25,303,000)     35,340,000


                   See notes to consolidated financial statements.

                   COMMERCE SECURITY BANCORP, INC. AND SUBSIDIARIES
             Condensed Consolidated Statements of Cash Flows (Continued)
                For the Nine Months Ended September 30, 1997 and 1996
                                     (Unaudited)

                                                     For nine months ended September 30,
                                                     -----------------------------------
                                                            1997                1996
                                                     ----------------     --------------
FINANCING ACTIVITIES:
   Net increase (decrease) in deposits                     75,439,000       (18,769,000)
   Decrease in other borrowings                            (6,120,000)              -
   Repayment of notes payable to related parties           (4,500,000)              -
   Issuance of capital securities                          27,657,000               -
   Issuance of preferred stock                             11,659,000               -
   Issuance of common stock                                43,228,000        35,133,000
   Payment of preferred dividends                            (408,000)              -
                                                        -------------      ------------
            Net cash provided by financing activities     146,955,000        16,364,000
                                                        -------------      ------------
               Net Increase in cash and cash equivalents   72,563,000        64,173,000
Cash and cash equivalents at beginning of period           46,222,000         5,940,000
                                                        -------------      ------------
Cash and cash equivalents at end of period              $ 118,785,000      $ 70,113,000
                                                        -------------      ------------
                                                        -------------      ------------


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

INTANGIBLES ARISING FROM ACQUISITIONS

    The Company has paid amounts in excess of fair value for Eldorado's, CSB's and LNB's core deposits and tangible assets. Such amounts are being amortized by systematic charges to income over a period which is no greater that the estimated remaining life of the assets acquired or not to exceed the estimated average remaining life of the existing deposit base assumed. The Company periodically reviews intangibles to assess recoverability and impairment is recognized in operations if permanent loss of value occurs.

CUSTOMER ACCOUNTS

    Customer accounts comprise primarily the Bank's savings and checking
accounts.   Customer accounts vary as to terms, with the major differences being minimum balance required, maturity, interest rates and the provisions for payment of interest. Upon the merger of the four banks, all customer accounts are insured by the FDIC, through the BIF for up to an aggregate amount of $100,000 per customer. SDNB's, LNB's and Eldorado's customer accounts were insured by the FDIC, through the BIF and CSB's deposits were insured through the SAIF.

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

EARNINGS PER COMMON SHARE

    Earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period and dilutive common stock equivalents by using the treasury stock method.

    The Company has a total of 4,482,433 warrant shares outstanding at an exercise price of $4.81 and are deemed anti-dilutive to earnings per share at that price. Lacking an active market for its shares, the Company assumed a weighted average per share price of $6.00 in computing the dilutive impact of the outstanding warrants. There were granted but no exercisable stock options at September 30, 1997 or December 31, 1996. The mandatory convertible debentures ("Debentures") are convertible into common stock of CSBI at the current market value at the time of conversion, and thus are not dilutive to the earnings per share of CSBI.

    The weighted average number of common shares used to compute primary earnings per share were 13,553,112 and 3,804,268 for the nine months ended September 30, 1997 and September 30, 1996, respectively and 18,771,579 and 6,054,203 for the three months ended September 30, 1997 and September 30, 1996, respectively. The fully diluted average number of common shares used to compute fully diluted earnings per share were 14,442,128 and 3,804,268 for the nine months ended September 30, 1997 and September 30, 1996, respectively and 19,660,595 and 6,054,203 for the three months ended September 30, 1997 and September 30, 1996, respectively.

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

    In exchange for the $21.9 million Partnership investment, the registrant issued a total of 2,715,506 additional shares of Class B common stock, 771,788 shares of Class A common stock, 4,423 shares of Series A Capital Securities and 18,647 shares of Series B Preferred Stock. At the Partnership's direction the registrant issued 1,703,242 of the shares of Class B common stock, in the aggregate, to certain limited partners of the Partnership (the "Direct Holders") and the remaining 1,012,264 shares of Class B common stock directly to the Partnership. On July 15, 1997, the Partnership sold its interest in the $10.0 million of Senior Securities. Giving effect to the issuance of those shares to fund the Eldorado Merger and the subsequent sale , the Partnership holds voting control of 32.55% of the Common Stock and the Direct Holders own, in the aggregate 31.50% of the Common Stock.

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

    The table on the following page sets forth selected unaudited pro forma combined financial information of the Company for the nine months ended September 30, 1997 and 1996 and for the twelve months ended December 31, 1996. The pro forma operating data reflects the effect of the Liberty Acquisition, Commerce Acquisition and the Eldorado Acquisition as if each was consummated at the beginning of each period presented. The pro forma results are not necessarily indicative of the results that would have occurred had such acquisitions actually occurred as of such dates, nor are they necessarily indicative of the results of future operations.


                                                         Unaudited Pro Forma Combined for
                                          --------------------------------------------------------
                                          Nine months Ended
                                            September 30,
                                          ----------------                      Twelve Months ended
                                                 1997                1996        December 31, 1996
                                          ----------------      -------------   -------------------
    Total interest income                     $ 49,100,000       $ 46,568,000        $ 61,145,000
    Total interest expense                      18,876,000         18,385,000          24,483,000
                                          ----------------      -------------     ---------------
    Net interest income                         30,224,000         28,183,000          36,662,000
    Provision for loan losses                    1,087,000            843,000           1,158,000
                                          ----------------      -------------     ---------------
    Net interest income after provision
      for loan and lease losses                 29,137,000         27,340,000          35,504,000

    Non-interest income                         10,203,000         10,259,000          14,956,000
    Non-interest expense                        34,753,000         41,916,000          53,784,000
                                          ----------------      -------------     ---------------
    Net income (loss)  before taxes              4,587,000         (4,316,000)         (3,324,000)
    Income tax (benefit)                         2,865,000           (945,000)         (1,968,000)
                                          ----------------      -------------     ---------------
    Net income (loss)                         $  1,722,000       $ (3,371,000)       $ (1,356,000)
                                          ----------------      -------------     ---------------
                                          ----------------      -------------     ---------------

    Weighted average common shares
         outstanding                            18,758,763         18,758,763          18,758,763

    Net income (loss) per common share        $       0.09       $      (0.18)       $      (0.14)



    On June 30, 1997, the Company merged SDNB, Liberty and CSB into Eldorado Bank and merged Eldorado Bancorp into itself (collectively the "Bank Mergers"). The resultant structure of the Company after the Bank Mergers is a single bank holding company with Eldorado Bank being the only bank subsidiary of the Company.

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

SUMMARY

    As a result of the 1996 Reorganization, the Liberty, CSB and Eldorado Acquisitions (the "Acquisitions") and the Bank Mergers described in the footnotes to the accompanying consolidated condensed financial statements, as of September 30, 1997, the registrant owns 100% of Eldorado Bank (the "Bank"). Each of the Acquisitions were accounted for using the purchase method of accounting for business combinations. Accordingly, the following discussion related to the operating results of the Bank only include results of operations subsequent to the date of acquisition. In most of the Company's income and expense categories and net income, the increases in the amounts reported for the three and nine months ended compared to the same periods last year resulted from the Acquisitions. The increases in substantially all of the categories of the Company's statement of condition between amounts reported at September 30, 1997 and December 31, 1996 resulted from the Eldorado Acquisition. Other significant factors affecting the Company's results of operations and financial condition are described in the applicable sections below.

FINANCIAL CONDITION

    Total assets of CSBI at September 30, 1997 were $937.9 million compared
to total assets of $437.1 million at December 31, 1996.   The increase in
total assets since December 31, 1996 is attributable to the assets acquired in the Eldorado Acquisition. Eldorado had total assets of approximately $400
million at June 6, 1997.   Total earning assets of CSBI at September 30, 1997
were $741.6 million compared to total earning assets of $375.0 million at December 31, 1996. Earning assets increased primarily due to the acquisition of Eldorado that had total earning assets at June 6, 1997 of approximately $ 334 million.

    Total loans and leases, net of unearned fees, of CSBI at September 30, 1997 were $514.6 million, including $9.8 million of mortgage loans held for sale, compared to $272.0 million, including $10.8 million of mortgage loans held for sale, at December 31, 1996. Loans acquired in the Eldorado Acquisition are attributable to this increase which were approximately $233 million at June 6, 1997. Additionally, at September 30,
1997 CSBI had $104.3 million in loan sale receivables attributable to its mortgage banking activities compared to $54.1 million at December 31, 1996.

    The four largest lending categories are: (i) commercial real estate loans; (ii) other loans secured by real estate; (iii) commercial loans and
(iv) loans to individuals. At September 30, 1997, these categories accounted for approximately 35.9%, 26.6%, 20.2% and 10.4% of total loans and leases, respectively. Leases are primarily made to finance small equipment for businesses and accounted for 6.8% of the total loan and lease portfolio.

    Included among the Banks' portfolio of loans are SBA 7a ("SBA") loans made by the Bank guaranteed by the United States Government to the extent of 75% to 90% of the principal and interest due on such loans. The Bank is active in originating this type of loan and generally sells the government guaranteed portion of these loans to participants in the secondary market and retains servicing responsibilities and the unguaranteed portion of the loans. Historically, the guaranteed portion of the SBA loans have not always been sold and the Bank maintains in its portfolio both the guaranteed and unguaranteed portion of the loans.

    When the government guaranteed portion of the SBA loans are sold they are sold at a premium, a portion of which is immediately recognized as income. The remaining premium, representing estimated normal servicing fees or a yield adjustment on the portion of the SBA loan retained by the Banks, is deferred and recognized as income over the estimated life of the loan. The total SBA loan portfolio serviced by the Bank at September 30, 1997 was approximately $285.4 million and included in this amount was approximately $86.7 million representing the portion of the SBA loans retained by the Bank.

    Total investments of CSBI at September 30, 1997 were $122.8 million compared to $49.2 million at December 31, 1996. Investment securities increased largely due to securities acquired in the Eldorado Acquisition which were approximately $101 million at June 6, 1997, partially offset by securities that have matured with the proceeds being used to fund lending activity. The investment portfolio primarily consists of U.S. government and municipal securities, Federal funds sold, reverse repurchase agreements.
U.S. government and municipal securities were $102.8 million, or 83.7% of the total portfolio, of which $21.3 million are categorized as held to maturity and $81.4 million are categorized as available for sale. Federal funds sold and reverse repurchase agreements totaled $20.0 million, or 16.3% of the total portfolio.

    Total deposits were $798.9 million at September 30, 1997 compared to
$383.0 million at December 31, 1996.   This increase in deposits is largely
attributable to those deposits acquired in the Eldorado Acquisition which were approximately $343 million on June 6, 1997. Non-interest bearing demand accounts were $275.6 million, or 34.5% of total deposits, at September 30, 1997. Interest bearing deposits are comprised of interest bearing demand accounts, regular savings accounts, money market accounts, time deposits of under $100,000 and time deposits of $100,000 or more which were $94.1 million, $141.0 million, $98.0 million, $132.9 million and $57.3 million, respectively, or 11.8%, 17.6%, 12.3%, 16.6% and 7.2% of total deposits, respectively.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 1997

    For the nine months ended September 30, 1997, CSBI had net income of $1,628,000 compared to net income of $450,000 for the same period in 1996. The improvement over 1996 earnings is attributable to the earnings from acquired operations during the period that were not included for the same period in 1996. Compared to the prior period results, the improvements stem from a combination of increased net interest income of approximately $16.2 million and non-interest income of approximately $5.9 million, partially offset by increased loan and lease loss provision of $870,000, non-interest expense of approximately $18.0 million and provision for taxes of $2.0 million.

NET INTEREST INCOME AND NET INTEREST MARGIN

    Net interest income was approximately $22.5 million for the nine months ended September 30, 1997, an increase of $16.2 million over the same period in 1996. An increase in interest and fee income to $36.8 million for the nine months ended September 30, 1997 from $10.7 million for the same period in 1996, partially offset by increased interest expense of $14.3 million for the nine months ended September 30, 1997 from $4.3 million from the same period in 1996 contributed to this earnings improvement.

    Loans and leases, the largest component of earning assets, increased to an average balance of $421.9 million for the nine months ended September 30, 1997 from $138.8 million for the nine months ended September 30, 1996, with an average yield of 10.1% and 8.4%, respectively. The yield on loans and lease increased primarily due to a shift period to period in the mix of loans with a larger portion of the portfolio concentrated commercial and real estate loans that earn a higher rate of interest than single family residential mortgage loans. Investments in securities and Federal funds sold rose to an average of $108.3 million for the nine months ended September 30, 1997 from an average of $60.4 million for the nine months ended September 30, 1996, with an average yield of 5.8% and 4.2%, respectively. The yield on earning assets increased to 9.3% for the nine months ended September 30, 1997 from 7.1% for the same period in 1996. The increase in yield on earning assets can largely be attributed to the higher yield earned on loans and leases described above.


    Average interest-bearing deposits increased to $387.9 million for the nine months ended September 30, 1997 from $161.1 million for the same period in 1996. Additionally, the average rate paid on these deposits increased to 4.5% during the nine months ended September 30, 1997 compared to 3.5% during
the same period in 1996.   The average rate paid on all interest-bearing
liabilities was 4.7% for the nine months ended September 30, 1997 compared to 3.5% for the same period in 1996. This increase in interest cost represents an overall increase in rates paid but is largely attributable to a change in the mix of interest bearing liabilities with a greater emphasis on savings accounts that incorporate tiered interest rates that pay higher rates for accounts maintaining higher average balances. These savings accounts increased to an average of $107.3 million for the nine months ended September 30, 1997 from $27.0 million for the nine months ended September 30, 1996 and paid interest rates of 4.7% and 2.9%, respectively.

    As a result of these forgoing factors, the average yield on earning assets increased to 5.7% for the nine months ended September 30, 1997 compared to 4.3% for the same period in 1996.

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

    The allowance for loan and lease losses at CSBI was approximately $9.2 million at September 30, 1997 compared to approximately $5.2 million at
December 31, 1996.   During the nine months ended September 30, 1997, the
provision for loan and lease losses was $1.1 million, loan and lease charge-offs were $1.3 million and recoveries were $255,000 which compares to a provision of $217,000, loan and lease charge-offs of $383,000 and recoveries of $161,000 during the same period in 1996. The allowance for loan and lease losses for CSBI represented 1.8% of gross loans and leases, excluding those loans held for sale, at September 30, 1997 and 2.0% at December 31, 1996.

NON-INTEREST INCOME AND EXPENSES

    Non-interest expense net of non-interest income ("Net Non-interest Expense") increased to $17.6 million for the nine months ended September 30, 1997 from $5.5 million for the same period in 1996. Non-interest income and expenses have increased over the same period in the prior year primarily due to the generation of revenues from off-balance sheet activities such as SBA servicing, mortgage banking, leasing operations and the sales of loans and leases. As a percentage of average assets, Net Non-interest Expense (annualized) has increased to 3.7% for the nine months ended September 30, 1997 from 3.2% for the same period in 1996.

    Non-interest income for the nine months ended September 30, 1997 increased to $8.4 million, or 1.8% of average assets, from $2.5 million or 1.5% of average assets, for the same period in 1996. Non-interest income sources of revenue that were in place during 1997 that were not a part of non-interest income for the same period in 1996, as described above, are primarily responsible for this improvement in non-interest income.

    Non-interest expense for the nine months ended September 30, 1997 increased to approximately $26.0 million, or 5.4% of average assets, from $8.0 million, or
4.7% of average assets, for the same period in 1996.   Salaries and employee
benefits increased to $11.1 million for the nine months ended September 30, 1997 from $3.6 million for the same period in 1996. Occupancy and equipment increased to $4.4 million for the nine months ended September 30, 1997 from $1.5 million for the same period in 1996. Other non-interest expenses increased to $10.5 million for nine months ended September 30, 1997 from $2.9 million for the same period in 1996.

PROVISION FOR INCOME TAXES

    As a result of the earnings for the nine months ended September 30, 1997, the Company mad a $2.2 million provision for income taxes compared to a provision of $227,000 made for the same period in 1996.

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 1997

    For the three months ended September 30, 1997, CSBI had net income of $1.1 million compared to net income of $227,000 for the same period in 1996.
 The increase in net income is a result of increased net interest income by approximately $6.9 million and increased non-interest income by approximately $1.8 million partially offset by increased non-interest expense by approximately $6.4 million and increased provisions for loan and lease losses and taxes of $267,000 and $1.2 million, respectively,

NET INTEREST INCOME AND NET INTEREST MARGIN

    Net interest income increased to $6.8 million for the three months ended September 30, 1997, an increase of $4.0 million from $2.8 million for the same period in 1996. An increase in interest and fee income to $11.3 million for the three months ended September 30, 1997 from $4.6 million for the same period in 1996, partially offset by increased interest expense of $4.4 million for the three months ended September 30, 1997 from $1.7 million for the same period in 1996 contributed to this earnings improvement.

    Loans, the largest component of earning assets, increased to an average balance of $580.4 million for the three months ended September 30, 1997 from $170.9 million for the three months ended September 30, 1996, with an average yield of 9.9% and 10.7%, respectively. The yield on loans and lease decreased primarily due to a shift in the mix of loans with a larger portion of the portfolio concentrated in single family residential mortgage loans that earn a lower rate of interest than commercial loans. Investments in securities and Federal funds sold rose to an average of $158.4 million for the three months ended September 30, 1997 from an average of $66.7 million for the three months ended September 30, 1996, with an average yield of 6.0% and 5.6%, respectively. The yield on earning assets decreased to 9.1% for the three months ended September 30, 1997 from 9.3% for the same period in 1996. The decrease in yield on earning assets can largely be attributed to the lower yield earned on loans and leases described above.

    Average interest-bearing deposits increased to $529.7 million for the three months ended September 30, 1997 from $187.7 million for the same period in 1996. Additionally, the average rate paid on these deposits was 4.2% during the three months ended September 30, 1997 and compared to 4.7% during
the same period in 1996.   The average rate paid on all interest-bearing
liabilities was 4.6% for the three months ended September 30, 1997 compared to 4.7% for the same period in 1996. This decrease in interest cost reflects a change in the mix of deposit liabilities with an increase in lower cost deposits partially offset by an overall increase in rates paid on deposits.

    As a result of these forgoing factors, the average yield on earning assets decreased to 5.6% for the three months ended September 30, 1997 compared to 6.2% for the same period in 1996.

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

    The allowance for loan and lease losses at CSBI was approximately $9.2 million at September 30, 1997 compared to approximately $5.2 million at
December 31, 1996.   During the three months ended September 30, 1997, the
provision for loan and lease losses was $358,000, loan and lease charge-offs were $495,000 and recoveries were $144,000 which compares to a provision of $91,000, loan and lease charge-offs of $314,000 and recoveries of $70,000 during the same period in 1996. The allowance for loan and lease losses for CSBI represented 1.8% of gross loans and leases, excluding those loans held for sale, at September 30, 1997 and 2.0% at December 31, 1996.

NON-INTEREST INCOME AND EXPENSES

    Non-interest expense net of non-interest income ("Net Non-interest Expense") increased to $7.5 million for the three months ended September 30, 1997 from $2.9 million for the same period in 1996. Non-interest income and expense have increased over the same period in the prior year primarly due to the generation of revenues and associated expenses from off-balance sheet activities such as SBA servicing, mortgage banking, leasing operations and the sales of loans and leases. As a percentage of average assets, Net Non-interest Expense (annualized) has decreased to 3.3% for the three months ended September 30, 1997 from 4.3% for the same period in 1996.

    Non-interest income for the three months ended September 30, 1997 increased to $3.3 million, or 1.5% of average assets, from $1.4 million or 2.1% of average assets, for the same period in 1996. Non-interest income sources of revenue that were in place during 1997 that were not a part of non-interest income for the same period in 1996, as described above, are primarily responsible for this increase in non-interest income while lower spreads on mortgage banking activity during the current period primarily contributed to a decrease in non-interest income as a percent of average assets.

    Non-interest expense for the three months ended September 30, 1997 increased to approximately $10.8 million, or 4.8% of average assets, from $4.4
million, or 6.4% of average assets, for the same period in 1996.   Salaries and
employee benefits increased to $4.5 million for the three months ended September 30, 1997 from $1.9 million for the same period in 1996. Occupancy and equipment increased to $1.9 million for the three months ended September 30, 1997 from $764,000 for the same period in 1996. Other non-interest expenses increased to $4.4 million for three months ended September 30, 1997 from $1.4 million for the same period in 1996.

PROVISION FOR INCOME TAXES

    As a result of the earnings for the three months ended September 30, 1997, the Company made a $1.3 million provision for income taxes compared to a provision of $89,000 made for the same period in 1996.

CAPITAL RESOURCES

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

    In exchange for the $21.9 million Partnership investment, the registrant issued a total of 2,715,506 additional shares of Class B common stock, 771,788 shares of Class A common stock, 4,423 shares of Series A Capital Securities and 18,647 shares of Series B Preferred Stock. At the Partnership's direction the registrant issued 1,703,242 of the shares of Class B common stock, in the aggregate, to certain limited partners of the Partnership (the "Direct Holders") and the remaining 1,012,264 shares of Class B common stock directly to the Partnership. On July 15, 1997, the Partnership sold its interest in the $10.0 million of Senior Securities. Giving effect to the issuance of those shares to fund the Eldorado Merger and the subsequent sale , the Partnership holds voting control of 32.55% of the Common Stock and the Direct Holders own, in the aggregate 31.50% of the Common Stock.

    Excess capital of $13.0 million was redeemed from Eldorado as a funding component of the Merger. Certain institutional investors and individuals provided the balance of the funding for the Merger of approximately $58.1 million. In exchange for this investment, the registrant issued a total of 1,520,129 additional shares of Class B common stock, 4,053,930 shares of Class A common stock (of which 422,850 were non-voting shares), 23,234 shares of Series A Capital Securities and 97,946 shares of Series B Preferred Stock. There were a total of 18,759,381 shares of Common Stock outstanding after the Merger. An additional 12,198 shares were issued subsequent to the merger bringing the total shares outstanding to 18,771,579 at September 30, 1997.

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

    CSBI and the Bank were well capitalized September 30, 1997 for federal regulatory purposes. As of September 30, 1997, CSBI had a leverage ratio of 6.6% a Tier 1 risk-weighted capital ratio of 9.0% and a total risk-weighted capital ratio of 10.4%. As of September 30, 1997, the Bank had a leverage ratio of 6.0% a Tier 1 risk-weighted capital ratio of 8.8% and a total risk-weighted capital ratio of 10.0%.

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

    The Bank manages liquidity from both sides of the balance sheet through the coordination of the relative maturities of its assets and liabilities. The Bank enhances its liquidity through the ability to raise additional funds in money markets through Federal funds lines, repurchase agreements and selling of a specified portion of its securities (securities available for sale). The Bank maintains a level of liquidity that is considered adequate to meet current needs. Liquid assets include cash and due from banks, Federal funds sold, and securities available for sale. At September 30, 1997, liquid assets totaled approximately $200.2 million, or 21.4% of total assets, which compares to $61.7 million, or 14.1% of total assets, at December 31, 1996.

    At September 30, 1997 the Company had net repriceable liabilities (a " negative gap") as measured at one year of approximately $57.7 million or 6.2% of total assets. The Company had negative gap as measured at a 90-day time horizon of approximately $35.2 million, or 3.8% of total assets. With a positive gap, a bank would anticipate higher net yields over the near term in a rising rate environment and lower net yields in a declining rate environment. Conversely, with a negative gap, a bank would anticipate lower net yields over the near term in a rising rate environment and higher net yields in a declining rate environment.

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

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

    On July 25, 1997, in the plaintiff action of Thomas Ruemmler vs Commerce Security Bank, being tried by jury in the Court of San Joaquin County in California (the "Court"), the jury found in favor of the plaintiff awarding economic damages of $1.4 million, pain and suffering damages of $500,000 and punitive damages of $2.0 million. The attorneys defending the Bank have filed motions with the Court for i) a new trial and ii) a new judgement
notwithstanding the verdict.   The Court heard these motions on October 1,
1997 and as a result issued a remittitur that orders a new trial unless the plaintiff will accept a reduced judgement of approximatley $2.1 million, being pain and suffering reduced to $150,000, punitive damages reduced to $500,000 with no change to the economic damages but awarding interest on that portion at 7% simple interest. The plaintiff has accepted the remittitur but has also appealed to the 3rd District Court regarding the Court's action in issuing the remittitur. In lieu of a final outcome on this case, the reduced damages in the remittitur were accrued and recorded as a purchase accounting adjustment related to the Commerce Acquisition.

    On September 15, 1997, the Company filed a complaint against certain officers and directors of Commerce Security Bank in Superior Court of the State of California for the County of Orange. In its complaint the Company alleged a variety of claims in connection with the Commerce Acquisition. These claims were settled out of court on October 24, 1997, in which one party to the action tendered 424,182 shares of CSBI Class B Common Stock for cancellation. The cancellation of these shares will be recorded as a purchase accounting adjustment related to the Commerce Acquisition.

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

Not Applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
       (a) Exhibits:
               None

       (b) Reports on Form 8-K:

               June 6, 1997 - Announcement of acquisition of Eldorado Bancorp
                              (amended on July 11, 1997 and August 6, 1997)

               July 11, 1997 - Sale of Capital Securities By Certain Principal
                               Shareholders

                  COMMERCE SECURITY BANCORP, INC.  AND SUBSIDIARIES
                 U.S. SECURITIES AND EXCHANGE COMMISSION FORM 10-QSB


SIGNATURES

Pursuant to the requirements of the U.S. Securities Exchange Act of 1934, CSBI has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             COMMERCE SECURITY BANCORP, INC.



DATE: November 14, 1997 /s/ Robert P. Keller
                        ------------------------------------------
                        Robert P. Keller
                        President and Chief Executive Officer

DATE: November 14, 1997 /s/ Curt A. Christianssen
                        -----------------------------------------
                        Curt A. Christianssen
                        Senior Vice President and Chief Financial Officer