Form 10-K405
period 1997-12-31
COMMERCE SECURITY BANCORP INC
filed 1998-03-31
CIK 818633

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                     FORM 10-K

                      ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

   For the fiscal year ended December 31, 1997    Commission File Number 2-76555

                          COMMERCE SECURITY BANCORP, INC.

               (Exact name of small business issuer in its charter)

Delaware                                                         33-0720548
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization                           Identification No.)

24012 Calle de la Plata, Suite 150, Laguna Hills, CA             92653
(Address of principal executive offices)                         (Zip Code)

Issuer's telephone number, including area code:             (714) 699-4344

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-K or any amendment to this Form 10-K.    [X]

There were 18,347,397 shares of Common Stock outstanding at March 14, 1998. The aggregate market value of Common Stock held by non-affiliates at March 14, 1997 was approximately $4,224,000 based upon the last known trade of $6.00 per share on October 23, 1997.

Documents incorporated by reference:  None

                                 TABLE OF CONTENTS

                                                                     Page
Part  I

Item   1.     Business . . . . . . . . . . . . . . . . . . . . . . .    3

Item   2.     Properties . . . . . . . . . . . . . . . . . . . . . .   36

Item   3.     Legal Proceedings. . . . . . . . . . . . . . . . . . .   38

Item   4.     Submission of Matters to a Vote of Security Holders. .   38

Part II

Item   5.     Market for the Issuer's Common Stock and Related
              Stockholder Matters. . . . . . . . . . . . . . . . . .   39

Item   6.     Selected Financial Data. . . . . . . . . . . . . . . .   42

Item   7.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations. . . . . . . . . .   44

Item   8.     Financial Statements . . . . . . . . . . . . . . . . .   53

Item   9.     Disagreements on Accounting and Financial Disclosure .   54

Part III

Item  10.     Directors and Executive Officers of Issue. . . . . . .   55

Item  11.     Executive  Compensation. . . . . . . . . . . . . . . .   60

Item  12.     Security Ownership of Certain Beneficial Owners
              and Management . . . . . . . . . . . . . . . . . . . .   69

Item  13.     Certain Relationships and Related Transactions . . . .   75

Part IV

Item  14.      Exhibits and Reports on Form 8-K. . . . . . . . . . .   77

Signatures     . . . . . . . . . . . . . . . . . . . . . . . . . . .   80

                                       PREAMBLE

THIS ANNUAL REPORT CONTAINS OR INCORPORATES BY REFERENCE CERTAIN FORWARD-LOOKING STATEMENTS BY THE COMPANY (AS DEFINED HEREIN) REGARDING ITS FUTURE PLANS, OPERATIONS AND PROSPECTS, WHICH INVOLVE RISKS AND UNCERTAINTIES. THOSE FORWARD-LOOKING STATEMENTS ARE INHERENTLY UNCERTAIN, AND ACTUAL RESULTS MAY DIFFER FROM THE COMPANY'S EXPECTATIONS. RISK FACTORS THAT COULD AFFECT CURRENT AND FUTURE PERFORMANCE INCLUDE BUT ARE NOT LIMITED TO THE FOLLOWING: (i) ADVERSE CHANGES IN ASSET QUALITY AND THE RESULTING CREDIT RISK-RELATED LOSSES AND EXPENSE; (ii) ADVERSE CHANGES IN THE ECONOMY OF CALIFORNIA, THE COMPANY'S PRIMARY MARKET, WHICH COULD FURTHER ACCENTUATE CREDIT-RELATED LOSSES AND EXPENSES; (iii) ADVERSE CHANGES IN THE LOCAL REAL ESTATE MARKET THAT CAN ALSO NEGATIVELY AFFECT CREDIT RISK, AS MOST OF THE COMPANY'S LOANS ARE CONCENTRATED IN CALIFORNIA AND A SUBSTANTIAL PORTION OF THOSE LOANS HAVE REAL ESTATE AS PRIMARY AND SECONDARY COLLATERAL; (iv) THE CONSEQUENCES OF CONTINUED BANK ACQUISITIONS AND MERGERS IN THE COMPANY'S MARKET, RESULTING IN FEWER BUT MUCH LARGER AND FINANCIALLY STRONGER COMPETITORS WHICH COULD INCREASE TO THE COMPANY'S DETRIMENT, COMPETITION FOR FINANCIAL SERVICES; (v) FLUCTUATIONS IN MARKET RATES AND PRICES, WHICH CAN NEGATIVELY AFFECT THE COMPANY'S NET INTEREST MARGIN, ASSET VALUATIONS AND EXPENSE EXPECTATIONS; AND (vi) CHANGES IN REGULATORY REQUIREMENTS OF FEDERAL AND STATE AGENCIES APPLICABLE TO BANK HOLDING COMPANIES AND BANKS, WHICH CHANGES COULD HAVE A MATERIAL ADVERSE EFFECT ON THE COMPANY'S FUTURE OPERATING RESULTS.

PART I

ITEM 1.   BUSINESS

                               BUSINESS OF THE COMPANY

GENERAL

     Commerce Security Bancorp, Inc. ("CSBI" or the "Company") is a Delaware corporation and registered bank holding company under the Bank Holding Company Act of 1956, as amended (the "BHC Act"). Through its bank subsidiary, Eldorado Bank, the Company offers a broad range of commercial banking products and services to small and medium-sized businesses and retail customers from 17 full service branches offices located primarily in the
Orange County, San Diego County and Sacramento areas of California.   The
Bank also operates eight loan production offices, five of which are located in Northern California with one each in Reno, Nevada; Phoenix, Arizona and Portland, Oregon. The Company's products include commercial, consumer and real estate loans, a full range of deposit products and other non-deposit banking services, as well as small equipment leases and single-family residential mortgages. The Company's only significant asset is the stock of Eldorado.

     Prior to September 1995, the predecessor to the Company, SDN Bancorp, Inc. ("SDN"), owned a single bank with approximately $56 million in assets which was categorized as "critically undercapitalized" by federal regulators. In September 1995, the Company was recapitalized by Dartmouth Capital Group, L.P., a Delaware limited partnership ("DCG"), which assumed control of the Company, installed new management, and began implementing policies to improve asset quality and operating performance.

     A key element of the Company's strategic plan includes building profitability through acquisitions of community banks principally, but not exclusively, in and around its Southern California base, including banks which are or recently were in troubled condition, and seeking to increase the earnings of the banks it has acquired through a combination of expense reduction programs, merger synergies, improvements in asset quality and strengthening of capital position. Since September 1995, the Company has completed three acquisitions, increasing the Company's assets by over $840 million, including the acquisition, completed on June 6, 1997, of Eldorado Bancorp ("Eldorado") and its bank subsidiary, Eldorado Bank, a community bank based in Tustin, California with approximately $400 million in total assets (collectively with the financing related thereto, the "Eldorado Acquisition"). Effective June 30, 1997, the Company consolidated via mergers (collectively, the "Bank Mergers") into Eldorado Bank the respective operations of its other subsidiaries -- Liberty National Bank in Huntington Beach, California ("Liberty"), San Dieguito National Bank in Encinitas, California ("San Dieguito"), and Commerce Security Bank in Sacramento, California ("CSB" and as so consolidated with Eldorado Bank, Liberty and San Dieguito, the "Bank").

     The Bank is incorporated under the laws of the State of California and is licensed by the California State Department of Financial Institutions ("DFI"). The Bank's accounts are insured by the Federal Deposit Insurance Corporation ("FDIC"), and it is a member of the Federal Reserve System.

     The Bank currently operates a total of sixteen full-service banking offices in Southern California, one full-service banking office in Northern California and seven loan production offices, four of which are located in Northern California with one each in Reno, Nevada; Phoenix, Arizona and Portland, Oregon. The respective product offerings and market areas of the Bank are summarized below, categorized by the entities that were, until the Bank Mergers, the Company's separate subsidiary banks. Notwithstanding this presentation, effective as of June 30, 1997, all of the operations described below were combined in the Company's sole operating subsidiary, the Bank.

SOUTHERN CALIFORNIA OPERATIONS

     GENERAL. Through the Bank, the Company offers a broad range of commercial banking services in Southern California, catering especially to small- and medium-sized businesses located in the areas of Orange, Los Angeles, San Diego, San Bernardino and Riverside counties of California. The Bank's administrative headquarters is located in Laguna Hills, a residential community in southern Orange County approximately 50 miles south of Los Angeles, and full-service banking offices in San Bernardino and Riverside Counties are located approximately 60 miles and 115 miles east of Los Angeles, respectively.

     The Bank's commercial banking services including the acceptance of checking and savings deposits, the making of commercial loans, various types of real estate loans and consumer loans, Small Business Administration-guaranteed loans, corporate cash management services, international banking services and provision of safe deposit, collection, travelers' checks, notary public and other customary non-deposit banking services. The Bank also provides small equipment lease financing and residential mortgage loans. The Bank is a card issuing bank for MasterCard and Visa and merchant depository for MasterCard and Visa drafts, enabling merchants to deposit both types of drafts with the Bank. Although the Bank's marketing emphasizes commercial and professional clients, it balances its loan portfolio and deposit mix by offering a full range of consumer financial services to retail clients within its trade area and to its business client base. In particular, the Bank offers special services to senior citizens, who constitute an important segment of the population in the Bank's service area.

     Set forth below is a brief description of the evolution of the respective franchises of Eldorado Bank, Liberty and San Dieguito, whose operations now comprise the Southern California operations of the Bank.

          ELDORADO. Eldorado Bank commenced operations as a California state-chartered bank in 1972. Until the Bank Mergers, Eldorado Bank operated a total of 12 banking offices, all in Southern California. Its original banking and headquarters office was located in Tustin, California, approximately 35 miles south of Los Angeles. Between 1980 and 1991, Eldorado Bank expanded, through a series of acquisitions, into the communities of San Bernardino, Indio, Irvine, Palm Desert, Orange, Huntington Beach and San Clemente. In October 1995, Eldorado acquired Mariners Bank, with offices in San Clemente, San Juan Capistrano and Monarch Beach. In September 1996, Eldorado Bank expanded into Los Angeles County with the opening of a de novo branch banking office in the Long Beach Community Hospital in the City of Long Beach, approximately 30 miles south of Los Angeles.

          LIBERTY. Liberty commenced operations as a national banking association in 1982. Prior to the Bank Mergers, its main banking office was located in Huntington Beach, California, near the intersection of the I-405 (San Diego) Freeway and Beach Boulevard. In June 1992, Liberty opened its full-service South Orange County branch office in Dana Point, California, and in June 1996, Liberty opened a third full-service branch office in Huntington Beach at the corner of Beach and Warner. The primary service area of the Huntington Beach branches includes the cities of Huntington Beach, Westminster, Fountain Valley, Midway City, South West Santa Ana, Costa Mesa, Newport Beach, West Irvine, East Seal Beach and Garden Grove, California, from which Liberty attracted approximately 40% of its business. Prior to the Bank Mergers, the primary service area of the Dana Point branch includes the cities of Dana Point, Capistrano Beach, San Juan Capistrano and San Clemente. Liberty also operated one loan production office, related to its SBA loan production, in Orinda, California which is located in Northern California.

          SAN DIEGUITO. San Dieguito commenced operations as a national banking association in 1980. Until the Bank Mergers, its main banking office and administrative offices were located in Encinitas, California, which is approximately 25 miles north of San Diego. In December 1990, San Dieguito opened its full-service office in Carlsbad, California, approximately 10 miles north of Encinitas. Together, the Encinitas and Carlsbad branches provide commercial and consumer banking services primarily to the north coastal section of San Diego County.

     SBA LENDING CONCENTRATION. As discussed in greater detail elsewhere in this Annual Report, a substantial portion of the Company's business consists of originating and servicing SBA loans, and a substantial portion of its net income is generated from that business. Since 1995, Liberty has qualified as a "Preferred Lender" under the SBA's programs, allowing it to originate SBA loans based on its own underwriting decisions and without prior approval of the SBA. Eldorado Bank qualified as a Preferred Lender in June 1994, and the Bank maintains its status as a Preferred Lender after the Bank Mergers. The Company sells the government guaranteed portion of the SBA loans at a premium, a portion of which is immediately recognized as income. The remaining portion of the premium, representing the estimated normal servicing fees or a yield adjustment on the portion of the SBA loan retained by the Company, is capitalized and recognized as income over the estimated life of the loan. The total SBA loan portfolio serviced by the Company at December 31, 1997 was approximately $302.6 million. Included in this amount is approximately $105.7 million, that represents the unguaranteed portion of the SBA loans retained by the Company and SBA loans where the Company retains 100% interest in the loan.

     In recent years, Congress has considered proposals to substantially reduce the scope of various SBA programs, the level of funding for the SBA and the attractiveness of the programs that the SBA may offer. Statutory or regulatory changes in these loan programs that reduce the availability of such loans, make them less attractive to borrowers, or make them less profitable for lenders could have a material adverse effect on the Company's volume of originations and servicing of such loans, and its revenue derived from such sources. (See "BUSINESS -- Effect of Governmental Policies and Legislation.")

NORTHERN CALIFORNIA OPERATIONS

     GENERAL. Until the Bank Mergers, the Company's Northern California operations were conducted by CSB through three principal business units: a Commercial Banking Division, a Mortgage Division and a Leasing Division. Following the Bank Mergers, all three business units operate as part of the Bank, although the Commercial Banking Division operates under the name "Commerce Security Bank."

     The Commercial Banking Division focuses on generating loans and raising deposits primarily in the greater Sacramento area. The Mortgage Division generates residential mortgage loans (primarily through brokers, correspondents and direct originations) and sells them in the secondary market. The Leasing Division generates equipment leases primarily through wholesale sources, services those leases and sells blocks of leases to other institutions. Approximately one-third of the Northern California deposits consist of title deposits and out-of-market CDs, both of which tend to be volatile. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     The principal sources of revenue for the Northern California operations during recent periods have been (i) interest and fees on loans, (ii) gain on sales of loans and leases, (iii) interest on investments and (iv) service charges on deposit accounts and other charges and fees. The Mortgage Division has historically provided a substantial amount of CSB's earnings, although the Mortgage Division generated losses during each month of 1996 and during nine out of twelve months of 1997. In part due to the volatility of the Mortgage Division's operating results, CSB has increased its emphasis on its Commercial Banking and Leasing Divisions within the past several years in order to diversify its revenue sources.

     The primary service areas for the Company's Northern California operations consist of the greater Sacramento area for commercial loans and deposits, the western United States for residential mortgage loans and primarily the mid-western and western states for equipment leasing transactions.

     COMMERCIAL BANKING DIVISION. CSB's Commercial Banking Division has traditionally focused on commercial and real estate lending and deposit gathering from business customers, although the division also engages in substantially all of the other business operations customarily conducted by independent commercial banks in California, including the acceptance of checking, savings and time deposits, the provision of cash management services, and the making of commercial, real estate, personal, home improvement and other installment loans and term extensions of credit. The largest segment of the Commercial Banking Division's lending consists of commercial real estate loans and real estate construction loans, which together aggregated $31.6 million or 5.1% of the Company's gross loans and leases and 3.9% of the Company's total earning assets, at December 31, 1997. Loans of all types held by the Commercial Banking Division totaled $59.2 million at December 31, 1997, or approximately 7.3% of the total earning assets for the Company as a whole.

     MORTGAGE DIVISION. CSB entered the mortgage banking business in 1988. The Mortgage Division originates (directly and through brokers), acquires and sells first lien mortgage loans secured by single family residences. As a matter of normal practice, the Mortgage Division sells all of the loans it originates. Loans historically were sold in the secondary mortgage market both on a servicing retained basis, in which CSB would continue to service the loan after sale, and a servicing released basis, in which CSB would transfer the servicing of the loan to the loan buyer.

     The primary sources of revenue from the Mortgage Division have historically been bulk sales of servicing rights, loan origination fees, net interest income earned during the period that the loans are held for sale, gains from the sale of loans, loan servicing fee income, brokerage fees and accretion of capitalized loan servicing rights. In 1996 and the first half of 1997, CSB sold substantially all of its servicing rights, and since September 1996, CSB has undertaken to sell all loans generated by the Mortgage Division on a servicing released basis. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     The Mortgage Division originates loans through two primary sources: (a) the retail market, which represents loans generated by a network of branch offices staffed with commission-based loan officers who solicit loans directly from real estate brokers, home builders and on personal referral; and (b) the wholesale market, which represents loans generated through a network of approved mortgage brokers. All loans originated from those two sources are underwritten and closed by the Mortgage Division. Those sources are located in California and certain contiguous states. In California, the Mortgage Division operates residential mortgage lending offices in Sacramento, Stockton, Fairfield and Walnut. Mortgage Division also has loan production offices located in Portland, Oregon; Reno, Nevada and Phoenix, Arizona. During the year ended December 31, 1997, wholesale loans accounted for approximately 80% of the Mortgage Division's total origination volume.

     The Division sells the majority of conventional loans originated under programs offered by the Federal Home Loan Mortgage Corporation ("Freddie Mac") or the Federal National Mortgage Association ("Fannie Mae"). The Division also originates loans insured by the Federal Housing Administration or guaranteed by the Veterans Administration. Those loans typically are sold under a private sale agreement. Those securities are then sold to investment banking firms. In addition, the Mortgage Division originates loans that are eligible for sale to private investors. Those loans are underwritten to conform to the individual guidelines of these private investors.

     LEASING DIVISION. CSB entered the leasing market in 1990. The Leasing Division remained small from 1990 until 1993, when the slowdown in residential mortgage originations that prevailed throughout the industry enabled CSB to place more emphasis on the Leasing Division. The Leasing Division's equipment lease portfolio has grown substantially since 1994, increasing to $38.3 million at December 31, 1997. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     The production of new leases now comes primarily from the wholesale sector through a network of brokers. The Company believes that the use of its wholesale distribution network provides both risk diversification and costs efficiencies. The wholesale sources of leases on which the Bank now relies are located throughout the United States.

     The Leasing Division of the Bank makes no consumer leases and no automobile leases, either to consumers or businesses. The average size of the Leasing Division's leases originated during 1997 was approximately $30,000.

COMPETITION

     There is intense competition in California and elsewhere in the United States in attracting and retaining deposit accounts, and in making loans to small businesses and other borrowers. The primary factors in competing for deposits are interest rates, personalized services, the quality and range of financial services, convenience of office locations and office hours. Competition for deposits comes primarily from other commercial banks, savings institutions, credit unions, money market funds and other investment alternatives. The primary factors in competing for loans are interest rates, loan origination fees, the quality and range of lending services and personalized services. Competition for loans comes primarily from other commercial banks, savings institutions, mortgage banking firms, credit unions and other financial intermediaries. The Company faces competition for deposits and loans throughout its market areas not only from local institutions but also from out-of-state financial intermediaries which have opened loan production offices or which solicit deposits in its market areas.
 Many of the financial intermediaries operating in the Company's market areas offer certain services, such as trust and investment services, which the Company does not offer directly. Additionally, many of the Company's competitors have greater financial and marketing resources and name recognition than the Company, and operate on a statewide or nationwide basis that may give them opportunities to realize greater efficiencies and economies of scale than the Company.

         The Company competes principally on the basis of personalized attention and special services which it provides its customers, principally individuals and small to medium sized businesses and by promotional activities of the Company's officers, directors and employees. Most of the Bank's offices offer extended weekday banking hours and some branches offer Saturday banking hours. The Bank also operates drive-up banking facilities at seven of its branches and provides a variety of personalized services. In addition, the Bank operates 24-hour automatic teller machines (ATM) at nine of its locations and is a member of Instant Teller network and Plus System network, which link bank ATMs nationwide.

         For customers whose loan demands exceeds the Company's lending limits, the Company has attempted in the past, and intends to continue in the future, to arrange for such loans on a participation basis with correspondent banks. The Company also assists customers requiring other services, such as trust services not offered by the Company, by obtaining such services from trust companies and correspondent banks.

HISTORICAL DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY

     The table on the following page presents, for the periods indicated, the distribution of average assets, liabilities and shareholders' equity, as well as the total dollar amounts of interest income from average interest-bearing assets and the resultant yields, and the dollar amounts of interest expense and resultant cost expressed in both dollars and rates. Non-accrual loans are included in the calculation of the average loans while non-accrued interest thereon is excluded from the computation of rates earned.

                                    December 31, 1997                December 31, 1996                December 31, 1995
                             ------------------------------   ------------------------------  -------------------------------
                                       Interest    Average              Interest    Average              Interest    Average
                             Average   Income or   Yield or   Average   Income or   Yield or  Average    Income or   Yield or
                             Balance    Expense      Cost     Balance    Expense      Cost    Balance     Expense      Cost
                             --------  ---------  ---------   --------  ---------  ---------  -------     --------  ---------
                                                                    (Dollars in Thousands)
ASSETS
Interest-earning assets:
 Loans(1)                    $464,788    $47,230   10.16%     $146,743    $16,383   11.16%    $42,272      $4,086      9.67%
 Investment Securities(2)      82,450      4,979    6.04        32,886      1,968    5.98       5,061         311      6.15

 Federal funds sold            23,853      1,286    5.39        17,837        934    5.24       2,128         117      5.50
 Other earning assets          -            -         -          1,254         67    5.34         868          54      6.22
                             --------    -------              --------    -------              ------      ------
 Total interest-earning
    assets:                   571,091     53,495    9.37       198,720     19,352    9.74      50,329       4,568      9.08

 Non-earning assets:
 Cash and demand
   deposits with banks         64,934                           14,611                          3,757
 Other assets                  70,302                           28,535                          2,909
                             --------                        ---------                        --------
  Total assets               $706,327                         $241,866                        $56,995
                             --------                        ---------                        --------
                             --------                        ---------                        --------
LIABILITIES AND
SHAREHOLDERS' EQUITY
Interest-bearing
liabilities:
 Deposits
 Interest-bearing
   demand                      68,824      1,325    1.93        24,464        686    2.80      10,492         149      1.42
 Money market                  68,943      2,336    3.39        18,135        493    2.72       9,176         231      2.52
 Savings                      106,956      5,117    4.78        28,917      1,150    3.98       5,235         115      2.20
 Time                         170,809      9,365    5.48        91,987      5,241    5.70      18,394       1,075      5.84
                             --------    -------              --------    -------              ------      ------
  Total interest-bearing
    deposits                  415,532     18,143    4.37       163,503      7,570    4.63      43,297       1,570      3.63

 Short-term borrowing          12,478        563    4.51           418         13    3.11        -            -          -
 Long-term debt                15,982      1,908   11.94           537         61   11.36       1,776         181     10.19
                             --------    -------              --------    -------              ------      ------
  Total interest-bearing
     liabilities              443,992     20,614    4.64       164,458      7,644    4.65      45,073       1,751      3.88


Non-interest bearing
   liabilities:
 Demand deposits              181,481                           52,273                         11,197
 Other liabilities              8,735                            4,437                            806
                             --------                         --------                        -------
 Total liabilities            634,208                          221,168                         57,076

Shareholders' equity           72,119                           20,698                            (81)
                             --------                         --------                        -------
Total liabilities and
   shareholders' equity      $706,327                         $241,866                        $56,995
                             --------                         --------                        -------
                             --------                         --------                        -------
                                        --------                         --------                          ------
Net interest income:                     $32,881                          $11,708                          $2,817
                                        --------                         --------                          ------
                                        --------                         --------                          ------
Net yield on
  interest-earning assets                           5.76%                            5.89%                             5.60%
                                                 --------                         --------                           ------
                                                 --------                         --------                           ------

---------------
     (1) Includes the deduction of the average balance in the allowance for loan losses of $7.6 million, $5.1 million and $639,000 in 1997, 1996 and 1995, respectively. Loan fees of $2.9 million, $1.2 million and $104,000 are included in the computations for 1997, 1996 and 1995, respectively.

     (2) Yields are calculated on historical cost and exclude the impact of the unrealized gain (loss) on available for sale securities.

     The following table sets forth changes in interest income and interest expense on the basis of allocation to changes in rates and changes in volume of the various components. Non-accrual loans are included in total loans outstanding while non-accrued interest thereon is excluded from the computation of rates earned.

                                                                FOR THE YEAR ENDED DECEMBER 31,
                                -------------------------------------------------------------------------------------------
                                           1997 COMPARED TO 1996                             1996 COMPARED TO 1995
                                -------------------------------------------     -------------------------------------------
                                 NET                                             NET
                                CHANGE         RATE     VOLUME        MIX       CHANGE         RATE      VOLUME        MIX
                                -------       ------    -------     -------     -------        ----      ------      ------

                                                                   (DOLLARS IN THOUSANDS)
INTEREST INCOME
  Loans                         $30,847      $(1,472)   $35,507     $(3,188)    $12,297        $633     $10,099      $1,565
  Investment Securities           3,011           18      2,966          27       1,657          (8)      1,710         (45)
  Federal Funds Sold                352           28        315           9         817          (6)        864         (41)
  Other earning asses               (67)         -          (67)         -           13          (8)         24          (3)
                                -------      -------    -------     -------     -------        ----     -------      ------
      Total interest income      34,143       (1,426)    38,721      (3,152)     14,784         611      12,697       1,476

INTEREST EXPENSE
   Interest-bearing demand          639         (215)     1,244        (390)        537         145         199         193
   Money Market                   1,843          121      1,381         341         262          18         226          18
   Savings                        3,967          233      3,104         630       1,035          93         520         422
   Time                           4,124         (198)     4,491        (169)      4,166         (27)      4,031        (108)
   Short-term borrowing             550          (12)       703        (141)         13           0           0          13
   Long-term debt                 1,847            3      1,754          90        (120)         21        (127)        (14)
                                -------      -------    -------     -------     -------        ----     -------      ------
       Total interest expense    12,970          (68)    12,677         361       8,891         361       7,578         952
                                -------      -------    -------     -------     -------        ----     -------      ------

Net interest income             $21,173      $(1,425)   $26,044     $(3,446)    $ 5,893        $250     $ 5,119      $  524
                                -------      -------    -------     -------     -------        ----     -------      ------
                                -------      -------    -------     -------     -------        ----     -------      ------

INVESTMENT SECURITIES

    The Company maintains a portion of its assets in investment securities to balance risk and to ensure adequate liquidity. (See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Liquidity" herein.) At December 31, 1997 all of the Company's investment securities were classified as available-for-sale. The amortized cost and estimated market value of the Company's investments at December 31, 1997 were as follows:


                                              At December 31, 1997
                                              --------------------
                                              (Dollars in thousands)

                                                Gross        Gross     Estimated
                               Amortized   Unrealized   Unrealized        Market
                                    Cost         Gain         Loss         Value
                               ---------   ----------   ----------     ---------
Available for Sale:
U.S. Treasury                    $21,415        $ 51       $   -         $21,466
U.S. Government Agencies          13,460         -             -          13,460
State and municipal securities       615         -             -             615
Mortgage-backed securities        30,725         -              (9)       30,716
Corporate bonds and equities       1,038         -             -           1,038
                                  ------        ----       -------       -------
  Total                          $67,253        $ 51         ($  9)      $67,295
                                  ------        ----       -------       -------
                                  ------        ----       -------       -------

    The following tables show the maturities of investment securities at December 31, 1997, and the weighted average yields of such securities:

                                                         After One Year but          After Five Years but
                                    Within One Year       Within Five Years             Within Ten Years        After Ten Years
                                  Amount       Yield      Amount      Yield            Amount       Yield      Amount     Yield
                                  ------       -----      ------      -----            ------       -----      ------     -----
                                                                       (Dollars in Thousands)

Securities available-for-sale:
U.S. Treasuries                  $21,466        6.03%     $  -          -.- %          $   -          -.-%    $   -         -.- %
U.S. Government agencies           1,500        5.52       8,458        6.13             3,503        7.30        -         -.-
State and municipal bonds          -            -.-          -          -.-                615        7.80        -         -.-
Mortgage backed securities           371        7.33          24        8.74            21,743        6.81       8,577      7.44
Corporate debt and other             538        9.88         500        8.14               -          -.-         -         -.-
                                 -------        ----      ------        ----           -------       ----      -------      -----
Total investment portfolio       $23,875        6.10%     $8,982        6.25%          $25,861        6.90%   $  8,577      7.44%

    Additional information concerning investment securities is provided in the notes to the accompanying financial statements.

LOANS AND LEASES

    The following table sets forth the amount of loans and leases outstanding for the Company at the end of each of the years indicated, according to type of loan, inclusive of mortgage loans held for sale. The Company has no foreign loans or energy-related loans.

                                                           December 31,
                                    --------------------------------------------------------
                                      1997        1996         1995        1994        1993
                                    --------    --------     -------     -------     -------
                                                       (Dollars in thousands)
  Commercial                        $115,919    $ 47,772     $16,188     $18,936     $19,883
  Real estate-commercial             235,244      86,397        -          -           -
  Real estate-construction            35,617      18,812         599       1,170       2,137
  Real estate-mortgage               128,362     106,567      15,710      18,060      18,034
  Installment loans to individuals    62,323      22,512       6,525       8,201       9,030
  Lease financing                     40,819      46,498        -          -           -
                                    --------    --------     -------     -------     -------
  Total                              618,284     328,558      39,022      46,367      49,084
  Less: allowance for loan
    and lease losses                  (9,395)     (5,156)       (639)       (821)       (823)
  Deferred loan fees                  (3,006)     (2,444)        (45)        (54)        (82)
                                    --------    --------     -------     -------     -------
  Net Loans                         $605,883    $320,958     $38,338     $45,492     $48,179
                                    --------    --------     -------     -------     -------
                                    --------    --------     -------     -------     -------

    The following table shows the amounts of certain categories of loans outstanding as of December 31, 1997, which, based on remaining scheduled repayments of principal, were due in one year or less, more than one year through five years, and more than five years. Demand or other loans having no stated maturity and no stated schedule of repayments are reported as due in one year or less.

                                                          DECEMBER 31, 1997
                                                       -----------------------
                                                       COMMERCIAL  REAL ESTATE
                                                       ----------  -----------
                                                       (DOLLARS IN THOUSANDS)
  Aggregate maturities of loans which are due:
    Within one year                                     $ 72,154    $ 64,608
  After one year but within five years:
    Interest rates are floating or adjustable             23,764      54,406
    Interest rates are fixed or predetermined              6,192      28,376
  After 5 years:
    Interest rates are floating or adjustable              7,969     111,350
    Interest rates are fixed or predetermined              5,840     140,483
                                                        --------    --------
      Total                                             $115,919    $399,223
                                                        --------    --------
                                                        --------    --------

    As of December 31, 1997, in management's judgment, a concentration of loans existed in commercial loans and real estate loans. At that date, approximately 57% of the Company's loans were commercial loans or commercial real estate loans, representing 19% and 38% of total loans, respectively.
At that date, approximately 26% of the Company's loans were real estate and construction loans, many of which are secured by residential mortgages. While management believes such concentrations to have no more than the normal risk of collectibility, a substantial decline in real estate values could have an adverse impact on collectibility, increase the level of real estate-related non-performing loans, or have other adverse impacts.

NON-PERFORMING ASSETS

     The Company's current policy is to stop accruing interest on loans which are past due as to principal or interest 90 days or more, except in circumstances where the loan is well-secured and in the process of collection. When a loan is placed on non-accrual, previously accrued and unpaid interest is generally reversed out of income. The following table shows the total aggregate principal amount of non-accrual and other non-performing loans (accruing loans on which interest or principal is past due 90 days or more) as of the end of each of the past two years. The Company's impaired loans pursuant to SFAS 118 are loans that are non-accrual and those that have been restructured. Twelve months ended December 31, 1997 additional gross interest income of $980,000 would have been recorded on impaired loans, and for calendar year 1996 additional gross interest income of $474,000 would have been recorded on impaired loans, in each case had the loans been current. No accrued but unpaid interest income on such loans was in fact included in the Company's net income as of December 31, 1997 and 1996.

     The following table summarizes the loans for which the accrual of interest has been discontinued and loans more than 90 days past due and still accruing interest, including those loans that have been restructured:

                                                                    December 31,
                                             -------------------------------------------------------
                                               1997        1996        1995        1994        1993
                                             -------      ------      ------      ------      ------
                                                               (Dollars in thousands)
Non-accrual Loans, not restructured          $10,589      $5,483      $1,492        $616        $637
Accruing loans past due 90 days or more        4,638       1,314          46         826         150
Restructured loans                             2,779       2,200          82       1,050       1,605
                                             -------      ------      ------      ------      ------
  Total                                      $18,006      $8,997      $1,620      $2,492      $2,393
                                             -------      ------      ------      ------      ------
                                             -------      ------      ------      ------      ------
As a percent of outstanding loans               2.9%        2.7%        4.2%        5.4%        4.8%

     Loans aggregating $13.4 million at December 31, 1997 have been designated as impaired in accordance with SFAS 114 as amended by SFAS 118. The Company's impaired loans are all collateral dependent, and as such the method used to measure the amount of impairment on these loans is to compare the loan amount to the fair value of collateral. The total allowance for loan losses related to these loans was $1.6 million at December 31, 1997. At December 31, 1996, loans aggregating $7.7 million were designated as impaired and the total allowance for loan losses related to these loans was $695,000. The average balance of impaired loans during 1997 and 1996 was $13.4 million and $5.2 million, respectively.

     As of the end of the most recent period, management was not aware of any loans that had not been placed on non-accrual status as to which there were serious doubts as to the ability of the respective borrowers to comply with present loan repayment terms.

     At December 31, 1997, the Company had OREO properties with an aggregate carrying value of $2.7 million. During 1997, properties with a total carrying value of $4.1 million were added to OREO, of which $481,000 were acquired in the Eldorado Acquisition and an additional $3.6 million as a result of foreclosures. During 1997, properties with a total carrying value of $3.9 million were sold and properties were written down by approximately $1.1 million. At December 31, 1996, the Company had OREO properties with an aggregate carrying value of $3.6 million. During 1996, properties with a total carrying value of $5.5 million were added to OREO, of which $3.2 million were acquired in both the Liberty and CSB acquisitions and an additional $2.3 million as a result of foreclosures. Properties with a total carrying value of $4.1 million were sold and properties were written down by approximately $72,000 during 1996. All of the OREO properties are recorded by the Company at amounts, which are equal to or less than the market value based on current independent appraisals reduced by estimated selling costs.

ALLOWANCE FOR LOAN AND LEASE LOSSES

     The Company maintains an allowance for loan and lease losses, intended to absorb losses that may occur in its loan portfolio. The Company's aggregate allowance for loan and lease losses at December 31, 1997 was approximately $9.4 million, or approximately 1.8% of gross portfolio loans. (See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Allowance and Provision for Loan and Lease Losses" herein.)

     In determining the adequacy of the allowance for loan and lease losses, management considers such factors as historical loan loss experience, known problem loans, evaluations made by regulatory agencies and the Company's outside loan reviewer, assessment of economic conditions, and other appropriate data to identify the risks in the portfolio. In determining the amount of the allowance, a specific allowance amount is assigned to those loans with identified special risks, and the remaining loan portfolio is reviewed by category and assigned an allowance percentage for inherent losses. The allocation process does not necessarily measure anticipated future credit losses; rather, it reflects management's assessment at a certain date of perceived credit risk exposure and the impact of current and anticipated economic conditions, which may or may not result in future credit losses. While management believes the allowance to be adequate, it should be noted that it is based on estimates and ultimate losses may vary from the estimates if future conditions differ materially from the assumptions used in making the evaluation.

     The Federal Reserve and the DFI, as an integral part of their respective supervisory functions, periodically review the Company's allowance for loan and lease losses. Such regulatory agencies may require the Company to increase its provision for loan lease losses or to recognize further loan charge-offs, based upon judgments different from those of management.

     In December 1993, the federal banking agencies issued an inter-agency policy statement on the allowance for loan and lease losses which, among other things, establishes certain benchmark ratios of loan loss reserves to classified assets. The benchmark set forth by such policy statement is the sum of (i) assets classified loss; (ii) 50% of assets classified doubtful;
(iii) 15% of assets classified substandard; and (iv) estimated credit losses on other assets over the upcoming 12 months. At December 31, 1997, the Company's allowance constituted over 250% of the benchmark amount suggested by the federal banking agencies' policy statement.

     The table below summarizes average loans outstanding, gross portfolio loans, non-performing loans and changes in the allowance for possible loan and lease losses arising from loan and lease losses and additions to the allowance from provisions charged to operating expense:

                                                                      DECEMBER 31,
                                                -------------------------------------------------------
                                                 1997        1996         1995        1994        1993
                                                --------    --------     -------     ------      ------
                                                                  (Dollars in Thousands)
  Average loans outstanding                     $464,788    $146,743     $42,272     $46,979     $49,243
  Gross portfolio loans                         $522,054    $263,641     $39,022     $46,367     $49,084
  Non-performing loans                          $ 18,006    $  8,997     $ 1,620     $ 2,492     $ 2,392

  Allowance for loan losses
    Balance at beginning of period              $  5,156    $    639     $   821     $   823     $   771
    Balance acquired                               4,076       4,382         -           -           -
    Loans charged off during period
      Commercial                                     467         430         258         532         687
      Leases                                       1,092           -           -           -           -
      Real estate                                    610         144         115          25          37
      Installment                                    334          76         329         114         371
                                                 -------     -------     -------      ------      ------
        Total                                      2,503         650         702         671         687
    Recoveries during period
      Commercial                                     397         103         121          33          30
      Leases                                          33           -           -           -           -
      Real estate                                    517          61           2          -           25
      Installment                                    224         106         102          53           7
                                                 -------     -------     -------      ------      ------
         Total                                     1,171         270         225          86          62
                                                 -------     -------     -------      ------      ------
  Net loans charged off during period              1,331         380         477         585         625
  Additions charged to operations                  1,495         515         295         583       1,085
                                                 -------     -------     -------      ------      ------
  Balance at end of period                      $  9,395    $  5,156     $   639     $   821     $   823
                                                 -------     -------     -------      ------      ------
                                                 -------     -------     -------      ------      ------

  Loan loss and quality ratios:
    Net charge-offs to average loans                .29%       0.26%       1.13%       1.25%       1.27%
    Provision for loan losses to average loans      .32%       0.35%       0.70%       1.24%       2.20%
    Allowance at end of period to gross
      portfolio loan outstanding at end of
      period                                       1.80%       1.88%       1.64%       1.77%       1.68%
    Allowance as % of non-performing loans        52.18%      57.31%      39.44%      32.95%      34.41%

DEPOSITS

     The following table shows the average amount and average rate paid on the categories of deposits for each of years indicated:

                                                     1997                   1996                     1995
                                             Amount        Rate      Amount        Rate      Amount        Rate
                                             ------        ----      ------        ----      ------        ----
                                                                   (Dollars in Thousands)

  Non-interest bearing demand               $181,481       0.00%    $ 52,273       0.00%     $11,197       0.00%
  Interest-bearing demand                     68,824       1.93%      24,464       2.80%      10,492       1.42%
  Money Market                                68,943       3.39%      18,135       2.72%       9,176       2.52%
  Savings                                    106,956       4.78%      28,917       3.98%       5,235       2.20%
  Time                                       170,809       5.48%      91,987       5.70%      18,394       5.84%
                                            --------                --------                 -------
       Total                                $597,013       3.04%    $215,776       3.51%     $54,494       2.88%
                                            --------                --------                 -------
                                            --------                --------                 -------

     Additionally, the following table shows the maturities of time certificates of deposits of $100,000, or more at December 31, 1997:

                                                  AT DECEMBER 31, 1997
                                                 ----------------------
                                                 (DOLLARS IN THOUSANDS)
  Due in three months or less                            $42,195
  Due in over three months through six months              28,51
  Due in over six months through twelve months             8,033
  Due in over twelve months                                3,336
                                                         -------
      Total                                              $82,076
                                                         -------
                                                         -------


     The Bank had deposits of title and escrow companies at December 31, 1997 of approximately $76.7 million, or approximately 10.0% of total deposits. The deposits are considered volatile as the amount of these deposits can fluctuate during each month and are also subject to seasonal fluctuations. These deposits averaged $43.5 million for the twelve months ended December 31, 1997, or 7.3% of average total deposits. The Bank does not place undue reliance on these deposits as a source of funding for its operations and has sufficient liquidity and borrowing capability to absorb these fluctuations.

ACCOUNTING CHANGES

     In June 1996 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards 125, "Accounting for
Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS 125). This Statement provides consistent accounting and reporting standards for the transfers and servicing of financial assets and the extinguishment of liabilities. The Company adopted SFAS 125 effective January 1, 1997 and it did not have a material impact on the Company's financial statements.

     In February 1997 the FASB issued SFAS 128, "Earnings per Share." This Statement established new standards for computing and presenting earnings per share and requires all prior period earnings per share data be restated to conform with the provisions of the statement. Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of shares outstanding during the period, as restated for shares issued in business combinations accounted for as poolings-of-interests and stock dividends. Diluted earnings per share is computed using the weighted average number of shares determined for the basic computation plus the number of shares of common stock that would be issued assuming all contingently issuable shares having a dilutive effect on earnings per share were outstanding for the period.

     In June 1997 the FASB issued SFAS 130, "Reporting Comprehensive Income." This Statement requires enterprises to report comprehensive income as a measure of overall performance. Comprehensive income is the change to equity (net assets) of a business during a period. The Statement includes the guidelines for the calculations and required presentations. For the Company, this new standard is effective for 1998 and is not expected to have a material impact on the Company's financial statements.

     In June 1997 the FASB issued SFAS 131, "Disclosures About Segments of an Enterprise and Related Information." This statement will change the way public companies report information about segments of their business in their annual financial statements and require them to report selected segment information in their quarterly reports issued to shareholders. Companies will be required to disclose segment data based upon how management makes decisions about allocating resources to segments and measuring performance. For the Company, this new standard is effective for 1998 and the impact, if any, is yet to be determined.

     In February 1998 the FASB issued SFAS 132, "Employer's Disclosures about Pensions and other Post-Retirement Benefits." This Statement standardizes the disclosure requirements for pensions and other post-retirement benefits to the extent practicable. For the Company, this new standard is effective for fiscal year 1998.

EMPLOYEES

     Collectively, the Company and its subsidiary Bank employed 417 full-time equivalent individuals as of December 31, 1997. The Company does not have employees of its own except its President, and its Treasurer and Chief Financial Officer, each of whom is also an employee of the Bank. Of the above-mentioned individuals, 60 were officers, who held titles of Vice President or above, of the Bank. The Company believes its and its Bank's employee relations are excellent. None of the Company's employees or its subsidiary's employees are represented by a union or covered under a collective bargaining agreement.

YEAR 2000 COMPLIANCE

     The Company has determined that a few of its computer software applications will need to be modified or replaced in order to maintain their functionality as the year 2000 approaches. A comprehensive plan has been developed, with system conversions and testing to be substantially completed by December 31, 1998. The Company's noninterest expense for 1997 did not include any costs associated with the Year 2000 issue and the Company estimates its total costs over the four year period 1997 - 2000 will be approximately $250,000. None of these costs, however, are expected to materially impact the Company's results of operations in any one reporting period. In addition, a significant portion of these costs are not expected to be incremental to the Company but instead will constitute a reassignment of existing internal systems technology resources. The Company believes that its plans for dealing with the year 2000 issue will result in timely and adequate modifications of its systems and technology.

     Ultimately, the potential impact of the year 2000 issue will depend not only on the corrective measures the Company and the Bank undertake, but also on the way in which the year 2000 issue is addressed by governmental agencies, businesses, and other entities who provide data to, or receive data from the Bank or whose financial condition or operational capability is important to the Company such as suppliers or customers. Communications with significant customers and vendors have been initiated to determine the extent of risk created by those third parties' failure to remediate their own year 2000 issues. However, it is not possible, at present, to determine the financial effect if a significant customer and/or vendor remediation efforts are not resolved in a timely manner.

                             SUPERVISION AND REGULATION

OVERVIEW

     The Company is a registered bank holding company under the BHC Act, and it is subject to regulation, supervision and periodic examination by the Federal Reserve.

     As a California state-licensed bank, the Bank is subject to regulation, supervision and periodic examination by the DFI, and as a member of the Federal Reserve System, the Bank is subject to regulation, supervision and periodic examination by the Federal Reserve. The Bank's deposits are insured by the FDIC to the maximum amount permitted by law, which is currently $100,000 per depositor in most cases. The regulations of those state and federal bank regulatory agencies govern most aspects of the Bank's business and operations, including but not limited to, the scope of its business, its investments, its reserves against deposits, the nature and amount of any collateral for loans, the timing of availability of deposited funds, the issuance of securities, the payment of dividends, bank expansion and bank activities, including real estate development and insurance activities.

     The federal and state banking agencies have broad enforcement powers over the Company and the Bank, including the power to impose substantial fines and other civil and criminal penalties, to terminate deposit insurance and to appoint a conservator or receiver for the Bank under a variety of circumstances.

LIMITATIONS ON BANK HOLDING COMPANY ACTIVITIES

     With certain limited exceptions, the BHC Act requires every bank holding company to obtain the prior approval of the Federal Reserve before undertaking any of the following activities: (i) acquiring direct or indirect ownership or control of any voting shares of another bank or bank holding company if, after such acquisition, it would own or control more than 5% of any class of voting shares (unless it already owns or controls the majority of such shares); (ii) acquiring all or substantially all of the assets of another bank or bank holding company; or (iii) merging or consolidating with another bank holding company. The Federal Reserve will not approve any acquisition, merger or consolidation that would have a substantially anti-competitive result, unless the anti-competitive effects of the proposed transaction are clearly outweighed in the public interest by the probable effect of the transaction in meeting the convenience and needs of the community to be served. The Federal Reserve also considers capital adequacy and other financial and managerial factors, as well as compliance with the Community Reinvestment Act of 1977 (the "CRA"), in reviewing proposed acquisitions or mergers.

     With certain exceptions, the BHC Act also prohibits a bank holding company from acquiring or retaining direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank or bank holding company, or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. The principal exceptions to those prohibitions involve certain non-bank activities which, by statute or by Federal Reserve regulation or order, have been identified as activities closely related to the business of banking or of managing or controlling banks. In making that determination, the Federal Reserve considers whether the performance of such activities by a bank holding company can be expected to produce benefits to the public such as greater convenience, increased competition or gains in efficiency, which can be expected to outweigh the risks of possible adverse effects such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices.

     Furthermore, under the BHC Act and certain regulations of the Federal Reserve, a bank subsidiary of a bank holding company is prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property, or furnishing of services. For example, in general, the Bank may not condition the extension of credit to a customer upon the customer obtaining other services from the Company or any of its other subsidiaries, or upon the customer promising not to obtain services from a competitor.

CAPITAL ADEQUACY REQUIREMENTS

     The Company and the Bank are subject to regulations of the Federal Reserve governing capital adequacy, which incorporate both risk-based and leverage capital requirements. Those risk-based and leverage capital guidelines set total capital requirements and define capital in terms of "core capital elements," or Tier 1 capital, and "supplemental capital elements," or Tier 2 capital. The maximum amount of supplemental capital which qualifies as Tier 2 capital is limited to 100% of Tier 1 capital, net of goodwill and certain other intangibles.

     Banks and bank holding companies are required to maintain a minimum ratio of qualifying total capital to risk-weighted assets of 8%, at least one-half of which must be in the form of Tier 1 capital. Risk-based capital ratios are calculated with reference to risk-weighted assets, including both on and off-balance sheet exposures, which are multiplied by certain risk weights assigned by the Federal Reserve to those assets.

     The Federal Reserve has established a minimum leverage ratio of Tier 1 capital to quarterly average assets (the "Tier 1 Leverage Ratio") of 3% for member banks and bank holding companies that have received the highest composite regulatory rating and are not anticipating or experiencing any significant growth. All other institutions are required to maintain a Tier 1 Leverage Ratio of at least 100 to 200 basis points above the 3% minimum for a minimum of 4% or 5%. If the Company or the Bank fails to maintain the required capital levels, the Federal Reserve may issue a capital directive to require an increase in capital levels.

     Recently adopted regulations by the Federal Reserve and other federal banking agencies have revised the risk-based capital standards to take adequate account of concentrations of credit and the risks of non-traditional activities. Concentrations of credit refers to situations where a lender has a relatively large proportion of loans involving one borrower, industry, location, collateral or loan type.

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

     Further, the Federal Reserve and other banking agencies have adopted modifications to the risk-based capital regulations to include standards for interest rate risk exposures. Interest rate risk is the exposure of a bank's current and future earnings and equity capital arising from adverse movements in interest rates. While interest risk is inherent in the Bank's role as financial intermediary, it introduces volatility to the Bank's earnings and to the economic value of the Bank. The banking agencies have addressed this problem by implementing changes to the capital standards to reflect the Bank's exposure to declines in the economic value of its capital, due to changes in interest rates, as a factor that the banking agencies will consider in evaluating an institution's capital adequacy. Bank examiners will consider the Bank's historical financial performance and its earnings exposure to interest rate movements, as well as qualitative factors such as the adequacy of the Bank's internal interest rate risk management. In July, 1996, the banking agencies issued an inter-agency policy statement to provide guidance to banks on sound practices for managing interest rate risk. The agencies stated that they have elected not to pursue a standardized measure and explicit capital charge for interest rate risk.

     In certain circumstances, the Federal Reserve may determine that the capital ratios for a state member bank must be maintained at levels which are higher than the minimum levels required by the guidelines or the regulations.
In particular, bank holding companies contemplating significant expansion proposals are expected to maintain capital levels significantly above the minimum levels required by the guidelines. Neither the Company nor the Bank has been advised by any bank regulatory agency that it must maintain a specific Tier 1 Leverage Ratio in excess of the minimum levels specified in the capital guidelines, although in connection with the application to the Federal Reserve for approval to complete the Eldorado Acquisition, the Company was required to have a pro forma Tier 1 Leverage Ratio of 6.0%, a Total Risk-Weighted Ratio of 10.0% and a Tier 1 Risk-Weighted Ratio of 6.0%. In addition, in connection with the Eldorado Acquisition, the Company agreed that it will not incur any debt without the prior approval of the Federal Reserve.

     At the direction of the FDIC and the DFI, CSB's Board of Directors adopted a resolution in March 1996 requiring CSB to, among other things, (i) maintain a Tier 1 Leverage Ratio of at least 6.5%; (ii) reduce classified assets to prescribed amounts by specified dates; (iii) establish policies for identifying problem assets; (iv) increase CSB's allowance for loan and lease losses and thereafter maintain its allowance at such levels determined to be adequate by its Board of Directors; and (v) periodically report on certain matters to the FDIC and the DFI until further notice from those regulators. Prior to the adoption of those resolutions, CSB had operated under a Memorandum of Understanding entered into with the FDIC and the DFI in 1994 that contained substantially similar requirements. The FDIC and the DFI terminated the Memorandum of Understanding upon adoption by CSB's Board of Directors of the resolutions described above. The resolutions did not apply to the Bank following the Bank Mergers.

REGULATORY RESTRICTIONS ON DISTRIBUTIONS TO SHAREHOLDERS

     STOCK REDEMPTIONS. Bank holding companies, such as the Company, are required to give the Federal Reserve notice of any purchase or redemption of their outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the bank holding company's consolidated net worth. The Federal Reserve may disapprove such a purchase or redemption if it determines that the proposal would violate any law, regulation, Federal Reserve order, directive, or any condition imposed by, or written agreement with, the Federal Reserve. Bank holding companies whose capital ratios exceed the thresholds for "well capitalized" banks on a consolidated basis are exempt from the foregoing requirement if they were composite CAMEL-rated 1 or 2 in their most recent inspection and are not the subject of any unresolved supervisory issues. In connection with the Eldorado Acquisition, the Company agreed that it will not redeem, retire or repurchase any of its preferred stock without the prior approval of the Federal Reserve.

     DIVIDENDS. Federal Reserve policies declare that a bank holding company should not pay cash dividends on its common stock unless its net income is sufficient to fund fully each dividend, and its prospective rate of earnings retention after the payment of such dividend appears consistent with its capital needs, asset quality and overall financial condition. In connection with the Eldorado Acquisition, the Company agreed that it will not pay dividends on Common Stock without the prior approval of the Federal Reserve.

     The Company is a legal entity separate and distinct from the Bank. Substantially all of the Company's revenues and cash flow, including funds available for the payments of dividends and other operating expenses, consists of dividends paid to the Company by the Bank. There are statutory and regulatory limitations on the amount of dividends which may be paid to the Company by the Bank. Dividends payable by the Bank are restricted under California law to the lesser of the Bank's retained earnings, or the Bank's net income for the latest three fiscal years, less dividends previously declared during that period, or, with the approval of the DFI, to the greater of the retained earnings of the Bank, the net income of the Bank for its last fiscal year or the net income of the Bank for its current fiscal year. In connection with the Eldorado Acquisition, Eldorado Bank paid a dividend of $14 million, which exceeded the Bank's net income for the latest three fiscal years. As a result, the Bank will require the approval of the DFI with respect to the payment of any dividend up to the greater of the Bank's retained earnings, the net income of the Bank for its last fiscal year and the net income of the Bank for its current fiscal year. In no event could the Bank issue a dividend in excess of such amounts.

     Federal Reserve regulations also limit the payment of dividends by a state member bank. Under Federal Reserve regulations, dividends may not be paid unless both undivided profits and earnings limitations have been met. First, no dividend may be paid if it would result in a withdrawal of capital or exceed the bank's undivided profits as reported in its most recent Report of Condition and Income, without the prior approval of the Federal Reserve and two-thirds of the shareholders of each class of stock outstanding. Second, a state member bank may not pay a dividend without the prior written approval of the Federal Reserve if the total of all dividends declared in one year exceeds the total of net income for that year, plus its retained net income for the preceding two calendar years.

     The payment of dividends on capital stock by the Company and the Bank may also be limited by other factors, including applicable regulatory capital requirements and broad enforcement powers of the federal regulatory agencies. Both the Federal Reserve and the DFI have broad authority to prohibit the Company and the Bank from engaging in practices which the banking agency considers to be unsafe or unsound. It is possible, depending upon the financial condition of the Bank or the Company and other factors, the applicable regulator may assert that the payment of dividends or other payments by the Bank or the Company is an unsafe or unsound practice and, therefore, implement corrective action to address such a practice. Among other things, Federal Reserve policies forbid the payment by bank subsidiaries to their parent companies of management fees which are unreasonable in amount or exceed the fair market value of the services rendered and tax sharing payments which do not reflect the taxes actually due and payable.

     The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") generally prohibits a depository institution from making any capital distribution (including payment of a dividend), or paying any management fee to its holding company if the depository institution would thereafter be "undercapitalized" for regulatory purposes. Those regulations and restrictions may limit the Company's ability to obtain funds from the Bank for its cash needs, including funds for payment of interest and operating expenses and dividends.

TRANSACTIONS WITH AFFILIATES

     The Bank is subject to restrictions under federal law which limit certain transactions with the Company and its banking and non-banking affiliates, including extensions of credit, investments or asset purchases. Extensions of credit and certain other "covered" transactions by any member bank with any one affiliate are limited in amount to 10% of such member bank's capital and surplus and with its affiliates, in the aggregate, are limited in amount to 20% of capital and surplus and such extensions of credit must be fully secured in accordance with applicable regulations. Federal law also provides that covered transactions with affiliates must be made on substantially the same terms as, and in the case of credit transactions following credit underwriting procedures that are no less stringent than, those prevailing at the time for comparable transactions involving other non-affiliated companies, or, in the absence of comparable transactions, on terms and under circumstances, including credit standards, that in good faith would be offered to, or would apply to, non-affiliates. The purchase of low quality assets from affiliates is generally prohibited.

CROSS-GUARANTEE AND HOLDING COMPANY LIABILITY

     Any FDIC-insured depository institution may be liable for any loss incurred by the FDIC, or any loss which the FDIC reasonably anticipates incurring, in connection with (i) the default of any commonly controlled FDIC-insured depository institution or (ii) any assistance provided by the FDIC to a commonly controlled FDIC-insured depository institution in danger of default. Any obligation or liability owed by a subsidiary depository institution to its parent company is subordinate to the subsidiary institution's cross-guarantee liability to the FDIC. As of the date of this Annual Report, the Bank was the Company's only insured depository institution subsidiary.

     Federal Reserve policy requires bank holding companies to serve as a source of financial strength to their subsidiary banks by standing ready to use available resources to provide adequate capital funds to subsidiary banks during periods of financial stress or adversity.

     In the event of a bank holding company's bankruptcy under Chapter 11 of the U.S. Bankruptcy Code, the trustee will be deemed to have assumed, and is required to cure immediately, any deficit under any commitment by the debtor to any of the federal banking agencies to maintain the capital of an insured depository institution, and any claim for a subsequent breach of such obligation will generally have priority over most other unsecured claims.

PROMPT CORRECTIVE ACTION PROVISIONS

     FDICIA amended the Federal Deposit Insurance Act ("FDIA") to establish a format for closer monitoring of insured depository institutions and to enable prompt corrective action by regulators when an institution begins to experience difficulty. The general thrust of those provisions is to impose greater scrutiny and more restrictions on institutions as they have decreasing levels of capitalization. FDICIA establishes five capital categories: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." Under the regulations, a "well capitalized" institution has a ratio of total capital to total risk-weighted assets ("Total Risk-Weighted Ratio") of at least 10.0%, a ratio of Tier 1 capital to total risk-weighted assets ("Tier 1 Risk-Weighted Ratio") of at least 6.0%, a Tier 1 Leverage Ratio of at least 5.0% and is not subject to any written order, agreement, or directive; an "adequately capitalized" institution has a Total Risk-Weighted Ratio of at least 8.0%, a Tier 1 Risk-Weighted Ratio of at least 4.0% and a Tier 1 Leverage Ratio of at least 4.0% (3.0% or more if given the highest regulatory rating and not experiencing significant growth), but does not otherwise qualify as "well capitalized." An "undercapitalized" institution fails to meet one of the three minimum capital requirements for "adequately capitalized" banks. A "significantly undercapitalized" institution has a Total Risk-Weighted Ratio of less than 6.0%, a Tier 1 Risk-Weighted Ratio of less than 3.0% and/or a Tier 1 Leverage Ratio of less than 3.0%. A "critically undercapitalized" institution has a ratio of tangible equity to assets of 2.0% or less. Under certain circumstances, a "well capitalized," "adequately capitalized" or "undercapitalized" institution may be required to comply with supervisory actions as if the institution was in the next lowest capital category.

     Undercapitalized depository institutions are subject to restrictions on borrowing from the Federal Reserve. In addition, undercapitalized depository institutions are subject to growth and activity limitations and are required to submit "acceptable" capital restoration plans. Such a plan will not be accepted unless, among other things, the depository institution's holding company, if any, guarantees the capital plan, up to an amount equal to the lesser of 5.0% of the depository institution's assets at the time it becomes undercapitalized, or the amount of the capital deficiency when the institution fails to comply with the plan. The federal banking agencies may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution's capital. If a depository institution fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized and ultimately may be placed into conservatorship or receivership.

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

SAFETY AND SOUNDNESS STANDARDS

     The federal banking agencies have adopted safety and soundness standards for all insured depository institutions. The standards, which were issued in the form of guidelines rather than regulations, relate to internal controls, information systems, internal audit systems, loan underwriting and documentation, compensation, interest rate exposure, asset quality and earnings. The asset quality and earnings standards are qualitative rather than quantitative and require monitoring, reporting and preventative or corrective action appropriate to the size of the institution and the nature and scope of its activities. Beginning in 1996, Federal Reserve examiners were instructed to assign a formal supervisory rating to the adequacy of an institution's risk management processes, including its internal controls. In general, the standards are designed to assist the federal banking agencies in identifying and addressing problems at insured depository institutions before capital becomes impaired. If an institution fails to meet these standards, the appropriate federal banking agency may require the institution to submit a compliance plan. Failure to submit an acceptable compliance plan may result in enforcement proceedings.

LIMITATIONS ON DEPOSIT TAKING

     FDICIA provides that a bank may not accept, renew or roll over brokered deposits unless (i) it is "well capitalized," or (ii) it is adequately capitalized and receives a waiver from the FDIC permitting it to accept brokered deposits. FDIC regulations define brokered deposits to include any deposit obtained, directly or indirectly, from any person engaged in the business of placing deposits with, or selling interests in deposits of, an insured depository institution, as well as any deposit obtained by a depository institution that is not "well capitalized" for regulatory purposes by offering rates significantly higher (generally more than 75 basis points) than the prevailing interest rates offered by depository institutions in such institution's normal market area. In addition, FDICIA provides that institutions which are ineligible to accept brokered deposits are ineligible for pass-through deposit insurance for employee benefit plan deposits.

PREMIUMS FOR DEPOSIT INSURANCE

     The FDIC has adopted final regulations implementing a risk-based premium system, as required by federal law. Under the regulations, insured depository institutions are required to pay insurance premiums depending on their risk classification.

     To arrive at a risk-based assessment for each depository institution, the FDIC places it in one of nine risk categories using a two-step process based first on capital ratios and then on relevant supervisory information. Each institution is assigned to one of three capital categories: "well capitalized," "adequately capitalized," or "undercapitalized." A well capitalized institution is one that has a Total Risk-Weighted Ratio of at least 10.0%, a Tier 1 Risk-Weighted Ratio of at least 6.0% and a Tier 1 Leverage Ratio of at least 5.0%. An adequately capitalized institution has at least an Total Risk-Weighted Ratio of at least 8.0%, a Tier 1 Risk-Weighted Ratio of at least 4.0% and a Tier 1 Leverage Ratio of at least 4.0%. An undercapitalized institution is one that does not meet either of the above definitions. The FDIC also assigns each institution to one of three supervisory subgroups based on an evaluation of the risk posed by the institution (group "A" institutions being perceived to present the least risk and group "C" institutions being perceived to present the greatest risk).
The FDIC makes this evaluation based on reviews by the institution's primary federal or state regulator, statistical analyses of financial statements, and other information relevant to gauging the risk posed by the institution. Those supervisory evaluations modify premium rates within each of the three capital groups, resulting in a matrix of nine separate assessment categories.

     In September 1996, legislation (the "SAIF legislation") was enacted to recapitalize the FDIC's Savings Association Insurance Fund ("SAIF") to provide for the payment of certain future obligations of SAIF, and ultimately to merge SAIF and its counterpart, BIF, into a single insurance fund to be called the Deposit Insurance Fund. The deposits of Eldorado, Liberty and San Dieguito were insured by BIF; the deposits of CSB were insured by SAIF. Following the Bank Mergers, the deposits of the Bank are insured by SAIF and BIF generally in proportion to the pre-Bank Merger allocation of deposits among the Company's subsidiary banks.

     Under the SAIF legislation, each depository institution whose deposits are insured by SAIF (with limited exceptions) was required to pay a one-time "special assessment" into SAIF in the amount of approximately $.66 for each $100 of deposits that the institution had as of a given measurement date. For CSB, this special assessment totaled $550,000 on an after-tax basis, which was reserved by CSB prior to the closing of the CSB acquisition and taken as a charge to CSB's earnings for the third quarter of 1996. The special assessment was intended to cause, and has caused, SAIF's assets to reach the targeted "reserve ratio" of 1.25% of insured deposits. As a consequence, under pre-existing law, the FDIC is now permitted to reduce the normal, periodic deposit insurance premiums charged to SAIF-insured institutions to levels consistent with those charged to BIF-insured institutions. For well capitalized and well managed institutions, those rates can be as low as a statutory minimum of $2,000 per year.

     Under the SAIF legislation, however, the FDIC is also obligated to levy ongoing special assessments on both SAIF-insured institutions and BIF-insured institutions in order to pay debt service on certain bonds issued in connection with the resolution of financially troubled savings associations prior to 1989. Through 1999, SAIF institutions will pay those special assessments at an annual rate five times that paid by BIF institutions.
While the precise rate will vary from period to period, initially the rate for SAIF institutions will be $.064 per $100 of deposits and the rate for BIF institutions will be $.0128 per $100 of deposits. Beginning in January 2000, the rates paid by institutions insured by each fund will be equalized.
Unlike the one-time special assessment discussed above, it is expected that those ongoing special assessments will be recorded as expenses during the period for which they are assessed.

     As a result of the passage of the SAIF legislation, effective January 1, 1997, the deposit assessment matrix for both SAIF-assessable and BIF-assessable depository institutions, is as follows (in cents per $100 of deposits):

                                           SUPERVISORY SUBGROUP
                                           --------------------
                                              A      B     C
                                            ---    ---   ---
          MEETS NUMERICAL STANDARDS FOR:
          Well capitalized . . . . . . . .    0(a)   3    17
          Adequately capitalized . . . . .    3     10    24
          Undercapitalized . . . . . . . .   10     24    27

---------------------------------
(a)  Subject to a statutory minimum annual assessment of $2,000.


     For purposes of the assessments of FDIC insurance premiums that were paid during the second half of 1997, which were based on the Bank's capital level as of June 30, 1997 after giving effect to the Bank Mergers, the Bank was "well capitalized." FDIC regulations prohibit disclosure of the "supervisory subgroup" to which an insured institution is assigned. The Bank's insurance assessment paid during the six months ended December 31, 1997 (which were based on capital levels as of June 30, 1997) was $133,000.

RESTRICTIONS ON CHANGES OF CONTROL

     Subject to certain limited exceptions, no company (as defined in the  BHC
Act) or individual can acquire control of a bank holding company, such as the Company, without the prior approval or non-disapproval, as the case may be, of the FRB. Prior approval of the FRB would be required for an acquisition of control of the Company by a "company" as defined in the BHC Act. In general, FRB regulations provide that "control" means the power to vote 25% or more of any class of voting stock, the power to control in any manner the election of a majority of the board of directors, or the power to exercise, directly or indirectly, a controlling influence over management or policies as determined by the FRB. As part of such acquisition, the company would be required to register as a bank holding company (if not already so registered) and have its business activities limited to those activities which the FRB determines to be so closely related to banking as to be a proper incident thereof. (See "BUSINESS -- Limitations on Bank Holding Company Activities" herein.) FRB regulations also provide that there is a presumption that any company which owns less than 5% of any class of voting securities of a bank holding company does not have control over that company.

     Any individual (or group of individuals acting in concert) who intends to acquire control of a bank holding company, such as the Company, generally must give 60 days prior notice to the FRB under regulations promulgated pursuant to the Change in Bank Control Act of 1978. Control for the purpose of those regulations is presumed to exist if, among other things, an individual owns, controls or has the power to vote 25% or more of a class of voting stock of the bank or bank holding company, or an individual owns, controls or has the power to vote 10% or more of a class of voting stock of the bank or bank company and
(i) the company's shares are registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or (ii) such person would be the largest shareholder of the institution. The statute and underlying regulations authorize the FRB to disapprove the proposed transaction based on the evaluation of certain specified factors, including, without limitation, competition, management and financial condition.

CONSUMER PROTECTION LAWS AND REGULATIONS

     The bank regulatory agencies are focusing greater attention on compliance with consumer protection laws and their implementing regulations. Examination and enforcement have become more intense in nature, and insured institutions have been advised to monitor carefully compliance with various consumer protection laws and their implementing regulations. The Bank is subject to many federal consumer protection statutes and regulations including, but not limited to, the Community Reinvestment Act (the "CRA"), the Truth in Lending Act (the "TILA"), the Fair Housing Act (the "FH Act"), the Equal Credit Opportunity Act (the "ECOA"), the Real Estate Settlement Procedures Act ("RESPA"), and the Home Mortgage Disclosure Act (the "HMDA"). Due to heightened regulatory concern related to compliance with the CRA, TILA, FH Act, ECOA and HMDA generally, the Bank may incur additional compliance costs or be required to expend additional funds for investments in its local community.

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

     In April 1995, the agencies adopted new, interagency regulations implementing CRA. The 1995 final rule changed the objective criteria for evaluation. The final rule seeks to take into account the unique characteristics and needs of each institution's community, as well as the capacity and relevant constraints upon institutions for meeting the credit needs of the assessment area. The agencies use the CRA assessment factors in order to provide a rating to the financial institution. The ratings range from a high of "outstanding" to a low of "substantial noncompliance". The Bank has not been examined for CRA compliance since the Bank Mergers. Each of the banks that now comprise the Bank were last examined for CRA compliance by their respective primary regulators within the past 24 months and each has received a "satisfactory" CRA Assessment Rating with the exception of San Dieguito which received an "outstanding" CRA Assessment Rating.

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

     The FH Act provides that aggrieved persons may sue anyone whom they believe has discriminated against them. The FH Act provides that the Attorney General of the United States may sue for an injunction against any pattern or practice that denies civil rights granted by the FH Act. The FH Act allows a person to file a discrimination complaint with the Department of Housing and Urban Development ("HUD"). Penalties for violation of the FH Act include actual damages suffered by the aggrieved person and injunctive or other equitable relief.
The courts also may assess civil penalties.

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

CERTAIN OTHER ASPECTS OF FEDERAL AND STATE LAW

     The Bank is also subject to federal and state statutory and regulatory provisions covering, among other things, security procedures, currency and foreign transactions reporting, insider transactions, management interlocks, loan interest rate limitations, electronic funds transfers, funds availability, and truth-in-savings disclosures.

FEDERAL SECURITIES LAWS

     The Company is obligated to file periodic reports with the Securities and Exchange Commission pursuant to Section 15(d) of the Exchange Act. The Company does not have a class of equity securities registered under Section 12 of the Exchange Act.

RECENT LEGISLATION

     Federal and state laws applicable to financial institutions have undergone significant changes in recent years. The most significant recent federal legislative enactments are the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 and the Riegle Community Development and
Regulatory Improvement Act of 1994, which are discussed below.   Other
legislation which has been or may be proposed to the Congress or the California Legislature and regulations which may be proposed by the FRB, the FDIC and the DFI may affect the business of the Company or the Bank. It cannot be predicted whether any pending or proposed legislation or regulations will be adopted or the effect such legislation or regulations may have upon the business of the Company or the Bank.

     RIEGLE-NEAL INTERSTATE BANKING AND BRANCHING EFFICIENCY ACT OF 1994. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking Act") regulates the interstate activities of banks and bank holding companies and establishes a framework for nationwide interstate banking and branching. The most salient features of the Interstate Banking Act are set forth below.

     INTERSTATE BANK MERGERS. Commencing June 1, 1997, a bank in one state generally was permitted to merge with a bank located in another state without the need for explicit state law authorization. However, states can prohibit interstate mergers involving state banks they have chartered, or national banks having a main office in such state, if they "opt-out" of this portion of the federal legislation (i.e., enact state legislation that prohibits merger transactions involving out-of-state banks) prior to June 1, 1997.
Such state legislation must apply equally to all out-of-state banks.

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

     CALDERA, WEGGELAND, AND KILLEA CALIFORNIA INTERSTATE BANKING AND BRANCHING ACT OF 1995. The Caldera, Weggeland, and Killea California Interstate Banking and Branching Act of 1995 (the "Caldera Weggeland Act"), which became effective on October 2, 1995, is designed to implement important provisions of the Interstate Banking Act (see "BUSINESS -- Recent and Proposed Legislation -- The Riegle Neal Interstate Banking and Branching Act of 1994" herein) and repeal or modify certain provisions of the California Financial Code. A summary of the most significant provisions of the Caldera Weggeland Act is set forth below.

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

     INTERSTATE BANKING. The Interstate Banking Act provides that bank holding companies are permitted to acquire banks located in any state so long as the bank holding company is both adequately capitalized and adequately managed (subject to certain minimum age requirements of the target bank) and, provided that, if the acquisition would result in a deposit concentration in excess of 30.0% in the state in which the target bank has branches, the responsible federal banking agency may not approve such acquisition unless, among other alternatives, the acquisition is approved by the state bank supervisor of that state. The Caldera Weggeland Act authorizes the California Commissioner of Banks (the "Commissioner") to approve such an interstate acquisition if the Commissioner finds that the transaction is consistent with public convenience and advantage in California.

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

     AGENCY. The Caldera Weggeland Act permits California state banks, with the approval of the Commissioner, to establish agency relationships with FDIC-insured banks and savings associations. While the Interstate Banking Act authorizes agency relationships only between subsidiaries of a bank holding company, the Caldera Weggeland Act is more expansive in that it permits California state banks to establish agency relationships with both affiliated and unaffiliated depository institutions. Additionally, the list of authorized agency activities was expanded by this California statute to include, in addition to the activities listed in the Interstate Banking Act, evaluating loan applications and disbursing loan funds. The general law on agency applies to these relationships and the Commissioner is authorized to promulgate regulations for the supervision of such activities.

     The changes effected by Interstate Banking Act and Caldera Weggeland Act may increase the competitive environment in which the Bank operates in the event that out-of-state financial institutions directly or indirectly enter the Bank's market areas. It is expected that the Interstate Banking Act will accelerate the consolidation of the banking industry as a number of the largest bank holding companies attempt to expand into different parts of the country that were previously restricted. However, at this time, it is not possible to predict what specific impact, if any, the Interstate Banking Act and the Caldera Weggeland Act will have on the Company or the Bank, the competitive environment in which each of them operates, or the impact on any of them of any regulations to be proposed under the Interstate Banking Act and Caldera Weggeland Act.

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

     RELIANCE ON SBA PROGRAMS. A significant portion of the Company's business consists of originating and servicing loans under the programs of the U.S. Small Business Administration. (See "BUSINESS - Southern California Operations - SBA Lending Concentration.") Significant cuts in SBA programs would likely have a material adverse impact on the Company. Various items of legislation were introduced in U.S. Congress in 1995 that would have curtailed or otherwise modified the SBA's programs to varying degrees, many of which were premised on the broad goal of federal government debt reduction.

     Ultimately, Congress passed and the President signed the Small Business Lending Enhancement Act of 1995 (the "Act"). The Act reduced the amount of the subsidy to borrowers inherent in the SBA's guaranty of loans under its various programs, thus causing the SBA to increase the fees it charges for its guarantee. (The actual payments by the SBA on its guaranties plus the cost of program administration have historically exceeded the aggregate guarantee fees collected by the SBA.) At the same time, however, by reducing the per-loan subsidy by an amount greater than the reduction in the SBA's budget, the Act sought to increase the total number and dollar amount of loans that the SBA would guarantee. While management has not discerned a material decrease in the number or quality of borrowers seeking SBA loans as a result of the increase in the guarantee fees charged to borrowers, it is possible that such a decrease will occur over the long term. In addition, there can be no assurance that the SBA will not be discontinued in its entirety in the foreseeable future.

ITEM  2.  PROPERTIES

     The main executive office for the Company and the Bank is located in Laguna Hills, California, near the intersection of Interstate 5 and El Toro Road, where it is physically contiguous to one of the Bank's branches.

         The Bank's headquarters is located on a site owned by the Bank at Seventeenth Street and Prospect Avenue, Tustin, California.

     In addition to the Bank's headquarters office and its Laguna Hills location, the Bank owns six of its branch offices, one of which is subject to a ground lease and leases the remaining 10 offices. Of the branch offices which are leased by the Bank, two have remaining lease terms, including options renewable at the Bank's option, of five years or less, one has a remaining lease terms of greater than five years and less than 10 years, and nine have a remaining lease term of 10 years or more. The Bank also leases several offices for various administrative offices associated with its Northern California operations, as well as space for the wholesale and retail loan mortgage loan origination activity.

     The Company's aggregate rental expense under such leases was $2.3 million in 1997. At December 31, 1997, the net book value of the property and leasehold improvements of the offices of the Company amounted to $7.5 million. The Company's properties which are not leased are owned free and clear of any mortgages. The Company believes that all of its properties are appropriately maintained and are suitable for their respective present needs and operations. For additional information regarding the Company's lease obligations see Note16 to the Consolidated Financial Statements, included in
Item 8 hereof.

ITEM  3. LEGAL  PROCEEDINGS

     As of the date of this Annual Report, no litigation is pending against the Company itself. The Bank is the plaintiff in an action, originally filed by CSB in January 1994, seeking (among other things) to restrain a former CSB loan production office manager from engaging in activities harmful to the Bank and its employees. In June 1994, the former employee filed a cross-complaint against the Bank and certain individual employees alleging wrongful termination, breach of contract, defamation and various other causes of action. Following a jury trial, judgment was entered against the Bank in October 1997, and the matter is now on appeal. In conjunction with this initial judgement the Bank recorded a purchase accounting adjustment for the CSB Acquisition, and an adverse outcome of the appeal process will not have a material impact on the Company's results of operations.

     The Company is from time to time subject to various legal actions (in addition to that described above) which are considered to be part of its normal course of business. Management, after consultation with legal counsel, does not believe that the ultimate liability, if any, arising from those other actions will have a materially adverse effect on the financial position or results of operations of the Company.

ITEM  4.  SUBMISSION OF MATTERS TO  A VOTE OF SECURITY HOLDERS

     No matter was submitted by the Bank or the Company to a vote of its security holders, through the solicitation of proxies or otherwise, during the fourth quarter of its fiscal year ended on December 31, 1997.

PART  II

ITEM  5.  MARKET FOR ISSUER'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

MARKET FOR ISSUER'S COMMON STOCK

     Trading in Common Stock has been extremely limited. Such trades cannot be characterized as amounting to an active trading market. The Common Stock is registered with the National Association of Securities Dealers ("NASD") and is traded only over-the-counter (NASD/CBNK), but is not listed on any exchange, and is not quoted on the National Association of Securities Dealers' Automated Quotation System ("Nasdaq").

     The last known trade of Common Stock was for $6.00 per share on October 23, 1997. No more recent trades in Common Stock have been reported by securities dealers.

DIVIDEND POLICY

     Holders of Common Stock are entitled to receive dividends as and when declared by the Board of Directors out of funds legally available therefor under the laws of the State of Delaware. The Company does not expect to pay Common Stock dividends for the foreseeable future, and certain terms of the "Senior Securities" that the Company issued to fund a portion of the Eldorado Acquisition prohibit the payment of Common Stock dividends under various circumstances. See "-- Unregistered Sales of Securities" below.

     The Company is not permitted to pay any dividends without the consent of the Federal Reserve. As a State Member Bank, the Bank is subject to certain restrictions on the payment of dividends and may require approval of the DFI and the Federal Reserve. See "BUSINESS -- Regulatory Restrictions on Distributions to Shareholders -- Dividends".

HOLDERS OF COMMON STOCK

     As of March 14, 1998, there were approximately 460 holders of record of Common Stock.

UNREGISTERED SALES OF SECURITIES

     Described below are sales and other issuances of equity securities during the year ended December 31, 1997 by the Company that were not registered under the Section 5 of the Securities Act of 1933, as amended (the "Securities Act").

     FUNDING FOR ELDORADO ACQUISITION. Approximately $94.8 million of cash was necessary to pay the cash consideration to holders of Eldorado common stock and Eldorado stock options and Eldorado Acquisition-related expenses incurred by the Company. Of that amount, $14.5 million was funded from Eldorado's excess capital through a dividend by Eldorado Bank and $80.3 million was raised through the Company's sale, effective June 6, 1997, of Class B Common Stock, Special Common Stock, a Junior Subordinated Debenture (and, indirectly, Series A Capital Securities), Series B Preferred Stock and common stock warrants, as described below. The issuance of such securities was exempt from registration under the Securities Act by virtue of Regulation D thereunder and/or Section 4(2) thereof.

          CLASS B COMMON STOCK. In conjunction with the Eldorado Acquisition financing, 9,697,430 shares of Company common stock, $.01 par value per share, outstanding immediately prior to the closing of the Eldorado Acquisition were redesignated as "Class B Common Stock," and the Company issued 4,248,431 additional shares of Class B Common Stock to various accredited investors for consideration, net of a 1% commitment fee, of $17,733,115. Of those shares, 1,431,839 were sold to persons who, at the time of issuance, were directors of the Company, affiliates of directors or nominees to become directors. See "CERTAIN TRANSACTIONS AND RELATED TRANSACTIONS - Certain Transactions."

          DCG, the Company's largest shareholder, purchased 1,012,244 of those shares of Class B Common Stock for aggregate consideration, net of a 1% commitment fee, of $4,419,793, of which $4.3 million initially was made in the form of a loan to the Company in December 1996 to fund an escrow account that would have been forfeited to Eldorado if the Company were unable to consummate the Acquisition financing. Peter H. Paulsen, then a director of the Company, loaned $200,000 to the Company on the same terms as DCG. That $4.5 million was converted to shares of Class B Common Stock upon the consummation of the Acquisition at a purchase price of $4.40 per share less the 1% commitment fee, and the interest on such loan was converted to Class B Common Stock at a purchase price of $4.81 per share less the 1% commitment fee, which was the same price at which the remaining shares of Class B Common Stock and the Special Common Stock were sold by the Company to fund the Eldorado Acquisition.

          SPECIAL COMMON STOCK. The Company sold a total of 4,825,718 shares of Special Common Stock, $.01 par value per share (the "Special Common"), to DCG, Madison Dearborn Capital Partners II, L.P., ("MDP"), Olympus Growth Fund II, L.P., ("Olympus I"), and Olympus Executive Fund, L.P., ("Olympus II" and collectively with Olympus I, "Olympus") at a gross purchase price of $4.81 per share, representing an aggregate payment, net of a 1% commitment fee, of $22,984,570. Neither MDP nor Olympus is an affiliate of the other, and prior to their investment in the Company, neither was an affiliate of the Company or DCG.

          The Special Common will be entitled to a liquidation preference over the Class B Common if, in the case of a liquidation or a change in control of the Company, the distribution per share of Common Stock is less than $4.81.
With the exception of 927,826 of Non-Voting Special Common issued to each of MDP and Olympus, the Special Common will have one vote per share and will vote as a class with the Class B Common Stock. The Voting Special Common and the Class B Common Stock are hereinafter sometimes referred to as the "Voting Common Stock."

          JUNIOR SUBORDINATED DEBENTURE AND SERIES A CAPITAL SECURITIES. CSBI Capital Trust I (the "Trust"), a special purpose trust formed by the Company, issued a total of 27,657 shares of 11 3/4% Series A Capital Securities, $1,000 initial liquidation value per share (the "Series A Securities"), to DCG, MDP and Olympus for an aggregate cash payment, net of a 1% commitment fee, of $27,386,368. The Trust in turn invested the proceeds of the Series A Securities in a Junior Subordinated Debenture issued by the Company.

          SERIES B PREFERRED STOCK. The Company issued a total of 116,593 shares of 11% Series B Preferred Stock, $100 par value per share (the "Series B Preferred"), to DCG, MDP and Olympus for an aggregate amount of $11,545,210, net of a 1% commitment fee.

          COMMON STOCK WARRANTS. In connection with the purchase of the Series B Preferred, each of MDP, Olympus and DCG purchased a common stock warrant (collectively, the "Investor Warrants") that entitles the holder to purchase shares of Class B Common Stock at an exercise price of $4.81 per share. An aggregate of 4,000,000 shares of Class B Common Stock are subject to the Investor Warrants. The Investor Warrants expire on June 6, 2007. The aggregate purchase price of the Investor Warrants was $40,000.

          The Company also issued common stock warrants (collectively, the "Shattan Warrants") to The Shattan Group, LLC, which acted as the Company's placement agent for the sale of securities to MDP and Olympus. The Shattan Warrants, which were issued as of June 6, 1997 and July 15, 1997, respectively, entitle the holders thereof to purchase an aggregate of 482,433 shares of Class B Common Stock at an exercise price of $4.81 per share and expire on June 6, 2000 and July 15, 2002, respectively. The aggregate purchase price of the Shattan Warrants was $4,824.

     KELLER RESTRICTED STOCK. During the year ended December 31, 1997, the Company issued a total of 375,964 shares of Common Stock to Robert P. Keller, President and Chief Executive Officer of the Company, pursuant to the terms of the Mr. Keller's Employment Agreement with the Company. This issuance is in addition to 51,592 shares under the same agreement related to activity in 1996 and reflected in 1997. The Company issuance of those shares was exempt from registration under the Securities Act by virtue of Regulation D thereunder and/or Section 4(2) thereof.

ITEM 6.   SELECTED FINANCIAL DATA


                                                  AS OF AND FOR THE YEARS ENDED DECEMBER 31,
                                          -----------------------------------------------------------
                                              1997       1996        1995         1994        1993
                                              ----       ----        ----         ----        ----
                                              (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

SUMMARY OF CONSOLIDATED OPERATIONS
----------------------------------
Net interest income before
  provision for possible loan
  and lease loss                             $32,881    $11,708     $ 2,817     $ 2,861     $ 2,994
Provision for possible loan
  and lease loss                               1,495        515         295         583       1,085
                                          ----------  ---------      ------      ------     -------
Net interest income after provision
  for possible loan and lease loss            31,386     11,193       2,522       2,278       1,909
Net non-interest expense                      24,784     10,371       3,595       3,267       3,885
                                          ----------  ---------      ------      ------     -------
Income (loss) before income taxes
  and extraordinary item                       6,602        822      (1,073)       (989)     (1,976)
Income taxes provision (benefit)               3,612     (1,503)       (443)          -           -
                                          ----------  ---------      ------      ------     -------
Income (loss) before extraordinary  item       2,990      2,325        (630)       (989)     (1,976)
Extraordinary item: Forgiveness of
  indebtedness net of $443,000
  income taxes                                     -          -         625           -           -
                                          ----------  ---------      ------      ------     -------
Net income (loss)                            $ 2,990    $ 2,325     $    (5)    $  (989)    $(1,976)
                                          ----------  ---------      ------      ------     -------
                                          ----------  ---------      ------      ------     -------

Per share data (1):
Weighted Average shares outstanding
     Basic                                14,813,125  5,300,773     268,198      53,728      53,728
     Dilutive                             17,269,302  5,300,773     268,198      53,728      53,728

Basic:
Income (loss) before
  extraordinary item                         $   .15    $   .44     $ (2.35)    $(18.41)    $(36.78)
Extraordinary item                                 -          -        2.33           -           -
                                             -------    -------     -------     -------     --------
Income (loss) per share                      $   .15    $   .44     $ (0.02)    $(18.41)    $(36.78)

Dilutive:
Income (loss) before
  extraordinary item                         $   .13    $   .44     $ (2.35)    $(18.41)    $(36.78)
Extraordinary item                                 -          -        2.33           -           -
                                             -------    -------     -------     -------     --------
Income (loss) per share                      $   .13    $   .44     $ (0.02)    $(18.41)    $(36.78)

____________________________
(1) Share and per share amounts have been retroactively restated to reflect change in presentation of EPS as discussed in Note 1 to the consolidated financial statements

                                                  AS OF AND FOR THE YEARS ENDED DECEMBER 31,
                                          -----------------------------------------------------------
                                              1997       1996        1995         1994        1993
                                              ----       ----        ----         ----        ----
                                              (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

CONSOLIDATED FINANCIAL POSITION
-------------------------------
Total assets                                $902,355    $437,060     $55,905    $57,686      $61,916
Total loans, net                             605,883     320,958      38,338     45,492       48,179
Total intangibles                             66,769      10,736      -          -            -
Total deposits                               765,203     383,031      51,431     55,876       59,651
Total long-term debt                          27,657         537         537      1,894        1,894
Total shareholders' equity (deficit)          94,736      40,772       3,541       (948)          41

SELECTED FINANCIAL RATIOS
-------------------------
Return on average common equity (2)             4.15%      11.23%      nm         nm         (201.43)%
Return on average assets                        0.42%       0.96%      (0.01)%    (1.61)%      (2.97)%
Average equity to average assets               10.21%       8.56%      (0.14)%    (0.09)%       1.47%
Dividend payout ratio                          -           -           -          -           -

_______________________
(2) Return on average equity is not meaningful as the average equity for 1995 and 1994 was negative.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     This information should be read in conjunction with the audited consolidated financial statements and the notes thereto of the Company included in Item 8 of this Annual Report. Except for the historical information contained herein, the following discussion contains forward looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not specifically limited to, changes in regulatory climate, shifts in interest rate environment, change in economic conditions of various markets the Company serves, as well as the other risks detailed in this section, and in the preamble to this Annual Report.

     Prior to September 1995, the predecessor to the Company, SDN Bancorp, Inc., owned a single bank, San Dieguito, with approximately $56 million in assets which was categorized as "critically undercapitalized" by federal regulators.
In September 1995, the Company was recapitalized by DCG. Between September 1995 and December 31, 1997, the Company completed three acquisitions -- Liberty, CSB and Eldorado - increasing the Company's assets by over $840 million. The Eldorado Acquisition, which was the most recent such transaction, was completed on June 6, 1997 and increased the Company's assets by approximately $400 million. The Liberty acquisition was completed as of March 31, 1996, and the CSB acquisition was completed as of September 1, 1996.

     The Liberty, CSB and Eldorado acquisitions were accounted for using the purchase method of accounting for business combinations (the "Purchase Method.") The entries to account for these acquisitions using the purchase method were made using certain estimates and thus the purchase prices are subject to adjustment based upon receipt of the final valuations. Accordingly, the following discussion relates to the operating results of San Dieguito, Liberty and CSB for the twelve months ended December 31, 1997, the operating results of Eldorado Bank for the seven months ended December 31, 1997. By comparison, the Company's operating results for the twelve months ended December 31, 1996 reflects the operating results of San Dieguito for the twelve months ended December 31, 1996, the operating results of Liberty for the nine months ended December 31, 1996 and the operating results of CSB for the four months ended December 31, 1996. The Company's operating results for the twelve months ended December 31, 1995 reflect only the operating results of San Dieguito.

FINANCIAL CONDITION

     Total assets of the Company at December 31, 1997 were $902.4 million
compared to total assets of $437.1 million at December 31, 1996.   The increase
in total assets since December 31, 1996 is attributed primarily to the Eldorado Acquisition. Total earning assets of the Company at December 31, 1997 were $725.6 million compared to total earning assets of $377.8 million at

December 31, 1996. Earning assets increased primarily due to the Eldorado Acquisition and growth in residential mortgage loan originations.

LOANS AND LEASES

     Total loans and leases of the Company at December 31, 1997 were $618.3 million, including $96.2 million of mortgage loans held for sale, compared to $328.6 and $64.9 million, respectively, at December 31, 1996. The increase in mortgage loans held for sale and the loans and leases acquired in the Eldorado Acquisition account for the increase in total loans and leases.

     The Company holds loans and leases in its portfolio at December 31, 1997, of which loans represented 92.3% and leases represented 7.7% of total loans and leases. The four largest lending categories are: (i) commercial real estate loans; (ii) construction and other loans secured by real estate; (iii) commercial loans and (iv) loans to individuals. At December 31, 1997, those categories accounted for approximately 38.0%, 33.2%, 18.7% and 10.1% of total loans, respectively. Leases are made to finance small equipment for businesses.

     Included among the Company's portfolio of loans are approximately $105.7 million of SBA loans made by the Bank guaranteed by the United States Government to the extent of 75% to 90% of the principal and interest due on such loans.
The Company is active in originating this type of loan. The Company generally sells the government guaranteed portion of those loans to investors in the secondary market and retains servicing responsibilities and the unguaranteed portion of the loans (See "BUSINESS - Southern California Operations - SBA Lending Concentration.")

INVESTMENT SECURITIES

     Total investments of the Company at December 31, 1997 were $107.3 million compared to $49.2 million at December 31, 1996. Investment securities increased largely due to the Eldorado Acquisition. The investment portfolio primarily consists of U.S. Treasury, U.S. government agencies, state and municipal securities and mortgage-backed securities that are categorized as available for sale and totaled $67.3 million, or 65.9% of the total portfolio, at December 31, 1997. The investments of the Company also include Federal funds sold that were $40.0 million, or 34.1% of the total portfolio at December 31, 1997 (See "BUSINESS - Investment Securities.")

DEPOSITS

     Total deposits were $765.2 million at December 31, 1997 compared to $383.0
million at December 31, 1996.   The increase in total deposits since December
31, 1996 is attributed to the addition of deposits acquired in the Eldorado Acquisition. Non-interest bearing demand accounts were $289.3 million, or 37.8% of total deposits, at December 31, 1997. Interest bearing deposits are comprised of interest bearing demand accounts, regular savings accounts, money market accounts, time deposits of under $100,000 and time deposits of $100,000 or more which were $97.4 million, $98.5 million, $98.2 million, $99.7 million and $82.1 million, respectively, or 12.7%,

12.9%, 12.8%, 13.1% and 10.7% of total deposits, respectively, at December 31, 1997. (See "BUSINESS - Deposits.")

RESULTS OF OPERATIONS

NET INCOME.

     The Company had net income of $3.0 million for the year ended December 31, 1997 compared to net income of $2.3 million for the year ended December 31, 1996. The increase in net income is due to an increase in net interest income and non-interest income of $21.2 million and $10.0 million, respectively, partially offset by increased provision for loan and lease losses, non-interest expense and income taxes of $980,000, $24.4 million and $5.1 million, respectively. As noted above, many of these increases are attributable to the operations of acquired institutions accounted for using the Purchase Method. Basic net income per share in 1997 was $.15 per share compared to $.44 in 1996, while diluted net income per share in 1997 was $.13 per share compared to $.44 in 1996.

     The Company had net income of $2.3 million for the year ended December 31, 1996 compared to a net loss of $5,000 for the year ended December 31, 1995. Included in the 1995 $5,000 net loss is a $625,000 extraordinary gain from extinguishment of debt, net of tax benefit of $443,000, in connection with the Recapitalization. The Company's loss before extraordinary item for the year ended December 31, 1995 was $630,000. The increase in net income before extraordinary items is due to an increase in net interest income, non-interest income and tax benefit of $8.9 million, $4.2 million and $1.1 million, respectively, partially offset by increased provision for loan and lease losses, and non-interest expense of $227,000, and $11.0 million, respectively. Basic net income per share in 1996 was $.44 per share compared to a net loss per share of $.02 (after adjustment for extraordinary item) in 1995, while diluted net income per share in 1996 was $.44 compared to net loss per share of $.02 (after adjustment for extraordinary item) in 1995. (See "BUSINESS - Historical Distribution of Assets, Liabilities and Shareholders' Equity.")

NET INTEREST INCOME AND NET INTEREST MARGIN

     The Company's net interest income increased $21.2 million in 1997 due to an increase of $34.1 million in interest income partially offset by increased interest expense of $13.0 million. Interest income and interest expense increased primarily due to an increase in interest earning assets and liabilities acquired in the Eldorado Acquisition. Decreased yields on earning assets partially offset interest income due to the higher volume of earning assets while the cost of interest bearing liabilities remained constant. The yield on average interest-earning assets declined to 9.37% in 1997 from 9.74% in 1996 and the cost of interest-bearing liabilities remained stable at 4.64% in 1997 and 1996. As a result of those factors the net yield on earning assets declined to 5.76% in 1997 from 5.89% in 1996. (See "BUSINESS - Historical Distribution of Assets, Liabilities and Shareholders' Equity.")

     The Company's net interest income increased $8.9 million in 1996 due to an increase of $14.8 million in interest income partially offset by increased interest expense of $5.9 million. Interest income and interest expense increased primarily due to an increase in interest earning assets and liabilities acquired in the Liberty and CSB acquisitions. Increased yields on earning assets and increased cost of interest bearing liabilities also contributed to the increases in interest income and interest expense. The yield on interest-earning assets rose to 9.74% from 9.08% in 1995 and the cost of interest-bearing liabilities rose to 4.65% from 3.88% in 1995. As a result of those factors the net yield on earning assets rose to 5.89% in 1996 from 5.60% in 1995. (See "BUSINESS - Historical Distribution of Assets, Liabilities and Shareholders' Equity.")

      Loan fee income increased $1.7 million to $2.9 million in 1997 from $1.2 million in 1996. Much of this increase is attributable to the fees earned on the sale of SBA loans into the secondary market. Loan fee income increased $1.1 to $1.2 million in 1996 from $104,000 in 1995. Again, much of this increase is attributable to the fees earned on the sale of SBA loans into the secondary market.

 ALLOWANCE AND PROVISION FOR LOAN AND LEASE LOSSES

     The provision for loan and lease losses is an expense charged against operating income and added to the allowance for loan and lease losses. The allowance for loan and lease losses represents the amounts which have been set aside for the specific purpose of absorbing losses which may occur in the Company's loan and lease portfolios.

     The calculation of the adequacy of the allowance for loan and lease losses requires the use of management estimates. Those estimates are inherently uncertain and depend on the outcome of future events. Management's estimates are based upon previous loan loss experience, current economic conditions as well as the volume, growth and composition of the loan portfolio, the estimated value of collateral and other relevant factors. The Company's lending is concentrated in Southern California, which has experienced adverse economic conditions, including declining real estate values. Those factors have adversely affected borrowers' ability to repay loans. Although management believes the level of the allowance as of December 31, 1997 is adequate to absorb losses inherent in the loan portfolio, additional decline in the local economy may result in increasing losses that cannot reasonably be predicted at this date. The possibility of increased costs of collection, non-accrual of interest on those which are or may be placed on non-accrual, and further charge-offs could have an adverse impact on the Company's financial condition in the future. See also "BUSINESS -- Allowance for Loan and Lease Losses."

     The allowance for loan and lease losses was $9.4 million, or 1.8% of gross portfolio loans at December 31, 1997, compared to $5.2 million or 1.9% of gross portfolio loans, at December 31, 1996, and $639,000, or 1.6%, of gross portfolio loans at December 31, 1995. The provision for loan losses for the year ended December 31, 1997 was $1.5 million compared to $515,000, for the same period in 1996, and $295,000 for the same period in 1995.

NON-INTEREST INCOME

     Non-interest income increase by $10.0 million to $14.9 million in 1997 from $4.9 million in 1996. The increase was primarily due to income derived from the Company's mortgage banking activity for twelve months in 1997 compared to only four months in 1996. Additionally, the fee income generated by operations acquired in the Liberty and CSB Acquisitions for the full year compared to only the partial year in 1996 and from the Eldorado Acquisition contributed to this increase.

     Non-interest income increased by $4.2 million to $4.9 million in 1996 from $696,000 in 1995. The increase was primarily due to the high level of non-interest income earned at Liberty and CSB. The sources of this fee income is primarily derived from the servicing and sale of loans including SBA, origination and sale residential mortgages and sale of small equipment leases.

NON-INTEREST EXPENSE

     Non-interest expense increased $24.4 million to $39.7 million in 1997 from $15.3 million in 1996. The increase in expense is largely attributable to the expenses associated with the acquired operations in the Liberty and CSB acquisitions for the full year in 1997 compared to only the partial year in 1996 and from the Eldorado Acquisition with seven months in 1997. Also included in this increase is the amortization of goodwill, which for 1997 was $2.2 million compared to $268,000 in 1996.

     Non-interest expense increased $11.2 million to $15.3 million in 1996 from $4.3 million in 1995. The increase in expense is largely attributable to the expenses of Liberty and CSB. Expenses increased in the areas of salaries and employee benefits by $5.0 million, occupancy and equipment by $2.3 million and $3.8 million in other non-interest expenses. Included in this increase is the amortization of goodwill, which for 1996 was $268,000 and none in 1995.

PROVISION FOR INCOME TAXES

     The Company recorded a tax provision of $3.6 million in 1997 compared to a net benefit of $1.5 million recorded in 1996. This increase in taxes resulted from higher pre-tax earnings in 1997 of $6.6 million compared to $822,000 in 1996 combined with the tax benefit derived in 1996 as described below.

     The Company recorded a net benefit for taxes on continuing operations totaling $1.5 million in 1996 compared to a net benefit of $443,000 in 1995. The increased benefit in 1996 results from the release of the valuation allowance which had previously been provided against the federal and state deferred tax assets of the Company. That valuation allowance had been provided against the net operating loss carry forwards and other tax attributes of the Company. However, the Company's operating results adequately support the realizability of the deferred tax assets at December 31, 1997 and 1996 and therefore the valuation allowance is no longer required. Of the $2.0 million total allowance which was released in 1996, approximately $413,000 was utilized to offset tax expense related to 1996 operating income, with the additional $1.5 million representing the aforementioned net benefit. The benefit in 1995 was recognized as an offset to the tax expense of $443,000 relating to the extraordinary gain from the extinguishment of debt in 1995; on a net basis the Company recorded no tax expense or benefit in 1995.

CAPITAL RESOURCES

     Current risk-based regulatory capital standards generally require banks and holding companies to maintain a ratio of "core" or "Tier 1" capital (consisting principally of common equity) to risk-weighted assets of at least 4%, a ratio of Tier 1 capital to adjusted total assets (leverage ratio) of at least 3% and a ratio of total capital (which includes Tier 1 capital plus certain forms of subordinated debt, a portion of the allowance for loan losses and preferred stock) to risk-weighted assets of at least 8%. Risk-weighted assets are calculated by multiplying the balance in each category of assets according to a risk factor which ranges from zero for cash assets and certain government obligations to 100% for some types of loans, and adding the products together. See "SUPERVISION AND REGULATION -- Capital Adequacy Requirements."

     The Company and the Bank were well capitalized as of December 31, 1997 for federal regulatory purposes. As of December 31, 1997, the Company had a leverage ratio of 6.59%, Tier 1 risk-weighted capital ratio of 8.85% and total risk-weighted capital ratio of 10.18%. The Bank had a leverage ratio of 6.64%, Tier 1 risk-weighted capital ratio of 8.91% and total risk-weighted capital ratio of 10.16%.

LIQUIDITY

     The Company relies on deposits as its principal source of funds and, therefore, must be in a position to service depositors' needs as they arise. Management attempts to maintain a loan-to-deposit ratio of not greater than 80% and a liquidity ratio (liquid assets, including cash and due from banks, Federal funds sold and investment securities to deposits) of approximately 20%. The average loan-to-deposit ratio was 78% in 1997, 68% in 1996 and 78% in 1995. The average liquidity ratio was 29% in 1997, 30% in 1996 and 22% in 1995. At December 31, 1997, the Company's loan-to-deposit ratio was 69% and the liquidity ratio was 25%. While fluctuations in the balances of a few large depositors cause temporary increases and decreases in liquidity from time to time, the Company has not experienced difficulty in dealing with such fluctuations from existing liquidity sources.

     Should the level of liquid assets (primary liquidity) not meet the liquidity needs of the Company, other available sources of liquid assets (secondary liquidity), including the purchase of Federal funds, sale of securities under agreements to repurchase, sale of loans, and the discount window borrowing from the Federal Reserve Bank, could be employed. The Company has relied primarily upon the purchase of Federal funds and the sale of securities under agreements to repurchase for its secondary source of liquidity.

INTEREST RATE SENSITIVITY

     The Company manages its interest rate sensitivity by matching the repricing opportunities on its earning assets to those on its funding liabilities. Management uses various asset/liability strategies to manage the repricing characteristics of its assets and liabilities to ensure that exposure to interest rate fluctuations is limited within Company guidelines of acceptable levels of risk-taking. Hedging strategies, including the terms and pricing of loans and deposits, and managing the deployment of its securities are used to reduce mismatches in interest rate repricing opportunities of portfolio assets and their funding sources. The Company does not utilize any interest rate swaps or other such financial derivatives to alter its interest rate risk profile.

     One way to measure the impact that future changes in interest rates will have on net interest income is through a cumulative gap measure. The gap represents the net position of assets and liabilities subject to repricing in specified time periods. Generally, a liability sensitive gap position indicates that there would be a net positive impact on the net interest margin of the Company for the period measured in a declining interest rate environment since the Company's liabilities would reprice to lower market rates before its assets would. A net negative impact would result from an increasing interest rate environment. Conversely, an asset sensitive gap indicates that there would be a net positive impact on the net interest margin in a rising interest rate environment since the Company's assets would reprice to higher market interest rates before its liabilities would.

     Since interest rate changes do not affect all categories of assets and liabilities equally or simultaneously, a cumulative gap analysis alone cannot be used to evaluate the Company's interest rate sensitivity position. To supplement traditional gap analysis, the Company performs simulation modeling to estimate the potential effects of changing interest rates. The process allows the Company to explore the complex relationships within the gap over time and various interest rate environments.

     The table on the following page analyzes the assets and liabilities of the Company at December 31, 1997, by interest rate sensitivity, showing the amount of each category which is subject to repricing over specified time horizons.


                                                               AMOUNTS MATURING OR REPRICING IN
                                            -------------------------------------------------------------------
                                                          OVER 3
                                                          MONTHS      OVER 1
                                            3 MONTHS       TO 12     YEAR TO        OVER       NON-
                                             OR LESS      MONTHS     5 YEARS     5 YEARS  SENSITIVE (1)   TOTAL
                                             -------      ------     -------     -------  -------------   -----
                                                                       (DOLLARS IN THOUSANDS)
ASSETS
  Cash and due from banks                   $      -     $     -    $      -    $      -    $ 81,030    $ 81,030
  Federal funds sold                          40,000           -           -           -           -      40,000
  Investment securities                       11,993      29,459      21,479       4,326          38      67,295
  Loans and leases                           335,440      53,084      97,286      44,415           -     530,225
  Loans held for sale and
   and servicing sale receivable                   -           -           -           -      89,306      89,306
  Other assets (2)                                 -           -           -           -      94,499      94,499
                                            --------     -------    --------     -------    --------    --------
    Total assets                            $387,433     $82,543    $118,765     $48,741    $264,873    $902,355
                                            --------     -------    --------     -------    --------    --------
                                            --------     -------    --------     -------    --------    --------

LIABILITIES AND
SHAREHOLDERS' EQUITY
  Non-interest bearing
    demand deposits                         $      -     $     -    $      -    $      -    $289,344    $289,344
  Interest-bearing demand,
    Money market and savings                 294,070           -           -           -           -     294,070
  Time certificates of deposit                59,170     115,041       7,488          90           -     181,789
  Short term debt                              2,587           -           -           -           -       2,587
  Long term debt                                   -           -           -      27,657           -      27,657
  Other liabilities                                -           -           -           -      12,172      12,172
  Shareholders' equity                             -           -           -           -      94,736      94,736
                                            --------     -------    --------     -------    --------    --------
    Total liabilities &
      shareholders' equity                  $355,827    $115,041    $  7,488     $27,747    $396,252    $902,355
                                            --------     -------    --------     -------    --------    --------
                                            --------     -------    --------     -------    --------    --------

  Gap (assets-liabilities and
    shareholders' equity)                   $ 31,606    $(32,498)   $111,277    $ 20,994   $(131,379)
  Cumulative Gap                            $ 31,606    $   (892)   $110,385    $131,379           -
  Cumulative gap as a % of total assets         3.50%       (.09%)     12.23%      14.56%          -


ECONOMIC CONSIDERATIONS

     The financial condition of the Company has been, and is expected to continue to be, affected primarily by overall general economic conditions and the real estate market in California. The commercial banking activity of the Company concentrates on serving the needs of small and medium-size businesses, professionals and individuals located primarily in the counties of Orange, San Diego and Sacramento. The residential mortgage origination activity is centered in the five western states of the United States, and originations of small equipment leases are done throughout the country with a concentration in Northern California.

-------------------------

(1) Assets or liabilities which are not interest rate-sensitive.

(2) Allowance for possible loan losses of $9.4 million as of December 31, 1997 is included in other assets.

     Although the general economy in Southern California has recovered substantially from the prolonged recession that had adversely affected the ability of certain borrowers to satisfy their obligations to the Company, the Company's financial condition and operating results are subject to changes in economic conditions in that region. Moreover, there can be no assurance that conditions will not worsen in the future and that such deterioration will not have a material adverse effect on the Company's financial condition or results of operations.

     In addition, a substantial portion of the Company's assets consist of loans secured by real estate in Southern California with a lessor concentration in Northern California. Historically, these areas have experienced on occasion significant natural disasters, including earthquakes, brush fires and, recently, flooding attributed to the weather phenomenon known as "El Nino." Accordingly, the availability of insurance for losses from such catastrophes is limited. The occurrence of one or more such catastrophes could impair the value of the collateral for the Company's real estate secured loans and have a material adverse effect on the Company's financial condition and results of operations.

INFLATION

     The majority of the Company's assets and liabilities are monetary items held by the Company, the dollar value of which is not affected by inflation. Only a small portion of total assets is in premises and equipment. The lower inflation rate of recent years did not have the positive impact on the Company that was felt in many other industries. The small fixed asset investment of the Company minimizes any material misstatement of asset values and depreciation expenses which may result from fluctuating market values due to inflation. A higher inflation rate, however, may increase operating expenses or have other adverse effects on borrowers of the Company, making collection more difficult for the Company. Rates of interest paid or charged generally rise if the marketplace believes inflation rates will increase.

ITEM 8.   FINANCIAL STATEMENTS

            Financial Statements                                        Page No.
            --------------------                                        --------
Report of Independent Accountants                                          F1

Consolidated Statements of Condition as of December 31, 1997 and 1996      F2

Consolidated Statements of Operations for the Years ended
   December 31, 1997, 1996 and 1995                                        F4

Consolidated Statements of Shareholders' Equity for the Years ended
   December 31, 1997, 1996 and 1995                                        F5

Consolidated Statements of Cash Flows for the Years ended
   December 31, 1997, 1996 and 1995                                        F6

Notes to Consolidated Financial Statements -
   December 31, 1997, 1996 and 1995                                        F8

ITEM 9.   DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table provides certain information with respect to the directors and executive officers of the Company as of December 31, 1997.


Name                                  Age               Position
----                                  ---               --------

Ernest J. Boch                        71                Director
James A. Conroy                       37                Director
Edward A. Fox                         61                Director
Charles E. Hugel                      69                Director
Mitchell A. Johnson                   56                Director
Robert P. Keller                      60                Director, President and
                                                         Chief Executive Officer
K. Thomas Kemp                        57                Director
Jefferson W. Kirby                    36                Director
John B. Pettway                       35                Director
Henry T. Wilson                       37                Director
Paul R. Wood                          44                Director
Curt A. Christianssen                 37                Executive Vice President,
                                                        Treasurer and Chief Financial
                                                        Officer
Lawrence A. Johnes                    54                Executive Vice President --
                                                         Leasing Division
William J. Lewis                      54                Executive Vice President and
                                                         Chief Credit Officer
Richard Korsgaard                     56                Executive Vice President --
                                                         Construction Loan Division
                                                         and CRA Officer
William D. Rast                       50                Executive Vice President --
                                                         Mortgage Division
Paul F. Rodeno                        43                Executive Vice President --
                                                         Operations


     ERNEST J. BOCH has been Chairman and Chief Executive Officer of Subaru of New England, Inc. since 1970. He is also the majority owner of Boch Oldsmobile, Toyota and Mitsubishi of Norwood as well as founder of Boch Broadcasting Corporation.

     JAMES A. CONROY has been associated since 1990 with Olympus Partners, a venture capital firm, and since December 1993, Mr. Conroy has been a general partner of Olympus Growth Fund

II, L.P., which is a principal shareholder of the Company. Prior to 1990 Mr. Conroy worked in the Private Finance Group of Goldman Sachs and in General Electric Investment Corporation's Private Placements Division. Mr. Conroy also serves on the boards of directors of Champion Healthcare Corporation and Frontier Vision Partners, L.P.

     EDWARD A. FOX is the Chairman of the SLM Holding Corp. in Reston, VA. From 1990 to his retirement in 1994, Mr. Fox served as Dean of the Amos Tuck School of Business at Dartmouth College in Hanover, New Hampshire. Prior to 1990, Mr. Fox was founding President and Chief Executive Officer of Sallie
Mae.   Mr. Fox also currently serves as a director of Delphi Financial Corp.,
Greenwich Capital Management Corp., New England Life Insurance Company.

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

     MITCHELL A. JOHNSON is the President of MAJ Capital Management, Inc., which he organized in August 1994 after retiring from Sallie Mae in June 1994. Mr. Johnson joined Sallie Mae in 1973 and served as its Senior Vice President, Corporate Finance from 1987 until his retirement. Mr. Johnson was the first President and a founding member of the Washington Association of Money Managers. Currently, Mr. Johnson serves as trustee of the District of Columbia Retirement Board and as a director of the Federal Agricultural Mortgage Corporation (Farmer Mac) and Whitestone Capital Group, Inc.

     ROBERT P. KELLER is the President and Chief Executive Officer of the Company and of the DCG General Partner. From 1994 to 1995, Mr. Keller was President and Chief Executive Officer of Independent Bancorp of Arizona, Inc., a Nasdaq-listed bank holding company with assets of $1.8 billion, which was acquired by Norwest Corporation in February 1995. From October 1991 to June 1994, Mr. Keller served as President and Chief Executive Officer of New Dartmouth Bank, a privately owned financial institution with assets of $1.7 billion, located in Manchester, New Hampshire, which was acquired by Shawmut National Corporation in 1994. From 1989 to 1991, he served as Chief Operating Officer of Dartmouth Bancorp, Inc., also located in Manchester, New Hampshire. During 1988 and 1989, Mr. Keller served as Executive Vice President and Chief Operating Officer of American Federal Bank in Dallas, Texas, which was created through the merger of 12 independent thrifts under the Southwest Plan. Prior to 1988, he served for 13 years as an officer of Indian Head Banks Inc. of New Hampshire (acquired by the Fleet/Norstar Group Inc. in 1988), most recently as Executive Vice President and Chief Financial/Administrative Officer. Mr. Keller also serves on the boards of directors of Haverford Industries, LLC, Pennichuck Corporation and White Mountains Holdings, Inc.

     K. THOMAS KEMP serves as President and Chief Executive Officer of Fund American Enterprises Holdings, Inc. (formerly Fireman's Fund Corporation) and Chairman and Chief Executive Officer of White Mountains Holdings, Inc. Mr. Kemp serves on the boards of directors of Fund American, White Mountains, Valley Insurance Co., Financial Security Assurance, LTD., Main Street America Holdings and Haverford Industries, LLC.

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

     JOHN PETTWAY is the Manager of the Haverford Group, LLC, an investment company located in Park City, Utah, and is also the Chief Financial Officer for both Haverford Industries, LLC and Byrne & sons, l.p. Prior to June 1993, Mr. Pettway was a practicing attorney at the firm of Adams & Associates in Alexandria, Virginia. Mr. Pettway serves as director of Haverford Industries, LLC and American Direct Business Insurance Agency, Inc.

     HENRY T. WILSON is Managing Director and a member of the board of directors of Northwood Ventures LLC and Northwood Capital Partners LLC, private equity investment firms based in Syosset, New York, by whom he has been employed since 1991. From 1989 to 1991, Mr. Wilson was a Vice President in the investment banking division of Merrill Lynch & Co. He serves on the boards of directors of Alliance National, Inc. and the Lion Brewery, Inc., both of which are public companies.

     PAUL R. WOOD is a Vice President of Madison Dearborn Partners, Inc., a venture capital firm which is the general partner of Madison Dearborn Capital Partners II, L.P., a principal shareholder of the Company. Prior to Madison Dearborn Partners, Mr. Wood was with First Chicago Venture Capital for nine years. Previously, he spent six years with the venture capital unit of Continental Illinois Bank. Mr. Wood serves on the boards of directors of Duo-Tang, Inc., Hines Horticulture, Inc., and Intercontinental Art, Inc.

     CURT A. CHRISTIANSSEN is the Executive Vice President, Treasurer and Chief Financial Officer of the Company and the Bank, and the Treasurer and Chief Financial Officer of the DCG General Partner. Mr. Christianssen served as Chief Financial Officer of Liberty from October 1993 until its acquisition in March 1996 by the Company's predecessor. From October 1991 to April 1993, Mr. Christianssen served as an Executive Vice President and Chief Financial/Administrative Officer of Olympic National Bank. Previously Mr. Christianssen was employed by the Resolution Trust Company as a Vice President responsible for general accounting and data processing for Gibraltar Savings and Loan Association, a $15 billion institution, and as the Chief Financial Officer for the receiver for Unity Savings and Loan Association.

     LAWRENCE A. JOHNES is the Executive Vice President of the Bank in charge of the Leasing Division. Mr. Johnes was hired by the Bank in August, 1997. From 1995 to August, 1997 Mr. Johnes was Senior Vice President in charge of Sales and Marketing for Mitsui Vendor Leasing which provided manufacturer and distributor lease financing. From 1993 to 1995 Mr. Johnes was Senior Vice President and National Sales Manager for Loan Guarantee Investment Corporation. From 1990 to 1993 Mr. Johnes was a partner in Far West Acquisitions representing buyers and sellers of service and manufacturing companies. Previously Mr. Johnes was Executive Vice President and Chief Financial Officer, then President and Chief Operating Officer of ELLCO Leasing Corporation, a $1.5 billion company providing direct and vendor lease financing.

     WILLIAM J. LEWIS is an Executive Vice President of the Bank and its Chief Credit Officer. From July 1994 to June 1997, when Eldorado was acquired by the Company, Mr. Lewis was an executive officer of Eldorado and Eldorado Bank. From August 1982 to July 1994, Mr. Lewis served as a senior loan officer of Sanwa Bank, an $8 billion financial institution headquartered in Los Angeles. His last position at Sanwa Bank, from 1991 to 1994, was Senior Vice President and Senior Division Credit Officer.

     RICHARD KORSGAARD is the Bank's Executive Vice President responsible for its Construction Loan Division. Mr. Korsgaard also serves as the Bank's and CRA Officer. Mr. Korsgaard served as Executive Vice President/Construction Loan Division and Director of Eldorado Bank and a Director of Eldorado Bancorp from October 1995 until June 1997 when Eldorado was acquired by the Company. From June 1982 to October 1995, Mr. Korsgaard served as President, Chief Executive Officer and Director of Mariners Bank, a $75 million community bank headquartered in San Clemente. Mariners Bank was acquired by Eldorado Bancorp in October, 1995.

     WILLIAM D. RAST is the Bank's Executive Vice President responsible for its Mortgage Division. Mr. Rast was hired by the Bank in February, 1998. From February 1996 to February, 1998, Mr. Rast served as the Chief Executive Officer of Case Compactors, a small waste management company and was also the Managing Director of Hamilton Pacific, a firm that specializes in relocating businesses to China. From May 1992 to May 1996, Mr. Rast served as President and Chief Operating Officer of Hamilton Financial, a financial services company primarily focused in mortgage banking. Prior to 1992, Mr. Rast was employed for 11 years by First California Mortgage, a 33 office mortgage company closing $2.5 billion in loans annually, with his last position being Senior Vice President responsible for retail and wholesale production.

     PAUL F. RODENO is the Bank's Executive Vice President in charge of its retail branch system, retail product departments and the bank's marketing programs. From October 1995 to June 1997, when San Dieguito National Bank was merged into Eldorado Bank, Mr. Rodeno served as its Executive Vice President and Chief Operating Officer. Mr. Rodeno served as Executive Vice President/Loan Administration of San Dieguito National Bank from July 1986 until September 1995, when San Dieguito was acquired by the Company's predecessor.

     Each of the current directors of the Company, other than Mr. Conroy, Mr. Johnson and Mr. Wood also serves as a director of the General Partner of DCG. There are no family relationships between any of the Company's directors or executive officers.

     AUDIT COMMITTEE. The members of the Company's Audit Committee are Jefferson W. Kirby (Chairman), Edward A. Fox and K. Thomas Kemp. The Audit Committee functions include reviewing the financial statements of the Company and its subsidiaries and the scope of the annual audit by the Company's independent certified public accountants, and appointing the independent certified public accountant on an annual basis. The Committee also monitors the Company's internal financial and accounting controls.

     COMPENSATION COMMITTEE. The members of the Company's Compensation Committee are K. Thomas Kemp (Chairman), Edward A. Fox and Charles E. Hugel. The Compensation Committee reviews and makes recommendations to the Board of Directors on matters concerning the salaries and other employee benefits for the Company's officers.

DIRECTOR COMPENSATION

     Since DCG's recapitalization of SDN Bancorp, Inc., the directors of the Company have not received any compensation for serving on the Board of Directors or any committee or attending meetings thereof. The Board of Directors may choose to institute director compensation in the future. All directors receive reimbursement of reasonable expenses incurred in attending Board and committee meetings and otherwise carrying out their duties.

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth information regarding the compensation received for the three fiscal years ended December 31, 1997 by the Chief Executive Officer and the other executive officer of the Company (the "Named Officers"). All cash compensation was paid to the Named Officers by the Company.


                                                       ANNUAL                                 LONG TERM COMPENSATION
                                                    COMPENSATION                                      AWARDS
                                  ----------------------------------------------    ----------------------------------------
                                                                                    RESTRICTED   SECURITIES
NAME AND                                      BASE                  OTHER ANNUAL      STOCK      UNDERLYING      ALL OTHER
PRINCIPAL POSITION                YEAR       SALARY       BONUS     COMPENSATION      AWARDS       OPTIONS      COMPENSATION
------------------                ----       ------       -----     ------------      ------       -------      ------------
Robert P. Keller                  1997      $275,000         -           -            375,964      728,600        $4,750
President and Chief               1996      $185,240         -           -             51,592          -          $1,316
 Executive Officer                1995      $ 37,500(1)      -           -                -            -          $3,918(2)

Richard Korsgaard                 1997(3)   $176,500         -           -                -            -          $4,000
Executive Vice President          1996      $    -           -           -                -            -          $  -
Construction Lending              1995      $    -           -           -                -            -          $  -

William L. Lewis                  1997(4)   $124,000         -           -                -            -          $6,125
Executive Vice President          1996      $    -           -           -                -            -          $  -
and Chief Credit Officer          1995      $    -           -           -                -            -          $  -

Curt A. Christianssen             1997      $114,167         -           -                -         50,000        $4,750
Executive Vice President          1996(5)   $ 76,875         -           -                -            -          $2,316
and Chief Financial               1995      $    -           -           -                -            -          $  -
Officer


--------------
(1)  Period from October 1, 1995 to December 31, 1995.

(2)  Includes reimbursement for moving expenses.

(3) Includes base pay of $52,083, commission of $51,500 and $3,270 in other compensation paid prior to or related to services provided to the Bank prior to the acquisition of Eldorado by the Company and excludes bonuses and deferred compensation of $77,542 paid by Eldorado prior to the acquisition.

(4) Includes base pay of $51,667 and $2,125 in other compensation paid prior to the acquisition of Eldorado by the Company and excludes bonuses and deferred compensation of $102,398 paid by Eldorado prior to the acquisition.

(5)  Period from April 1, 1996 to December 31, 1996

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

     BASE SALARY. Mr. Keller's base salary under the employment agreement will depend upon the Company's consolidated assets. Mr. Keller's base salary currently is $300,000. If the Company's consolidated assets exceed $1.2 billion, Mr. Keller's base salary will be $350,000. For purposes of Mr. Keller's employment agreement, the Company's consolidated assets are calculated as of the end of each of the Company's fiscal quarters and are equal to the Company's average consolidated assets for the 6-month period then ended calculated on a daily basis in accordance with generally accepted accounting principles ("Average Consolidated Assets"), except that if the Company's consolidated assets as of the end of a fiscal quarter vary by more than 20 percent from the Average Consolidated Assets for the two consecutive quarters ended as of that date, the Company's consolidated assets as of that date are used for purposes of determining any adjustment to Mr. Keller's salary. If, subsequent to an increase in Mr. Keller's base salary, the Company's Average Consolidated Assets as of the end of any fiscal quarter are less than the most recently applied asset threshold for determining Mr. Keller's salary, Mr. Keller's base salary will be decreased, effective as of the beginning of the quarter next following the measurement date, in accordance with the salary schedule described above. If the Company's Average Consolidated Assets exceed $1.8 billion, Mr. Keller may request that the Compensation Committee of the Company's Board of Directors (the "Committee") consider and make a recommendation to the Company's Board of Directors whether it is appropriate to increase his annual salary. Mr. Keller's base salary, as so determined, is hereinafter referred to as his "Base Salary."

     RESTRICTED STOCK AWARDS. Mr. Keller's employment agreement generally obligates the Company to issue shares of restricted Class B Common Stock (the "Restricted Stock") to Mr. Keller whenever, during the term of the agreement, the Company issues Common Stock or a Common Stock Equivalent (as defined in the employment agreement), including shares of Common Stock issued in the CSB and Eldorado acquisitions. Mr. Keller will not be entitled to receive any Restricted Stock as a consequence of the sale of Common Stock or a Common Stock Equivalent to DCG or director qualifying shares to any director of a subsidiary of the Company or the award of employee stock options or the issuance of Common Stock upon the exercise thereof.

     The number of shares of Restricted Stock that will be issued to Mr. Keller will be equal to 3.0 percent of the sum of (x) the number of shares of Common Stock then to be issued by the Company or, in the case of the issuance of a Common Stock Equivalent, the number of shares of Common Stock which such Common Stock Equivalent may be converted into or exchanged for, and (y) the number of shares of Restricted Stock to be issued to Mr. Keller at that time. Subject only to restrictions on transferability and forfeiture conditions described below, Mr. Keller will have all the rights of a shareholder with respect to the Restricted Stock, including, without limitation, the right to vote the Restricted Stock and to receive any dividend or other distribution with respect thereto. Prior to the end of Restricted Period (as defined in Mr. Keller's employment agreement), Mr. Keller may not sell, assign, transfer, pledge, hypothecate or otherwise encumber or transfer the Restricted Stock, except as permitted by the Committee. If Mr. Keller's employment under the employment agreement is terminated for cause (as defined in the employment agreement) prior to the end of the Restricted Period, or if Mr. Keller resigns from the Company during the Restricted Period without the consent of the Board of Directors of the Company, any Restricted Stock then outstanding will be forfeited to the Company without any payment to Mr. Keller.

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

     SUPPLEMENTAL RETIREMENT PROGRAM. Mr. Keller's employment agreement obligates the Company to provide supplemental retirement benefits through a non-qualified, unfunded arrangement equal up to 35% of Mr. Keller's Average Base Salary after seven years of service. The supplemental retirement benefit accrues and vests annually at the rate of 5% per year. The supplemental retirement benefit will be paid monthly for ten years commencing upon (a) the later of Mr. Keller's retirement date or age 65 or (b) Mr. Keller's death. Any retirement benefits remaining unpaid at Mr. Keller's death will be paid to his designated beneficiary.

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

OTHER EXECUTIVE EMPLOYMENT AGREEMENTS

     The Company also has entered into employment agreements with William L. Lewis, Executive Vice President, Richard Korsgaard, Executive Vice President and Larry Johnes, Executive Vice President.

     Mr. Lewis is presently employed with the Bank pursuant an employment agreement (the "Lewis Agreement") that the Company assumed upon consummation of the Eldorado Acquisition. The Lewis Agreement provides for a minimum annual base salary of $118,000 beginning March 1, 1996. The initial term of each of these Employment Agreements is three years. Each year, the three year term will automatically be extended for an additional year, unless either of the parties to the Lewis Agreement gives written notice of non-renewal to the other, in which event the term of the Lewis Agreement would end on December 31 of the second calendar year following the calendar year in which such written notice was given. However, the Bank has the right to terminate the Lewis Agreements at any time prior to their expiration, with or without cause. If the Bank terminates the Lewis Agreement without cause, Mr. Lewis will be entitled to receive a termination payment equal to six months of his base salary then in effect. In the event of a reorganization of the Bank, Lewis Agreements will be binding on the surviving entity in such reorganization. If, however, Mr. Lewis is terminated without cause following a reorganization, or elects to terminate his employment because the surviving entity has taken any of certain actions, specified in the Lewis Agreement, that adversely affect his compensation or conditions of employment, he would become entitled to receive a termination payment equal to one year's base salary then in effect. Notwithstanding the foregoing, in the event that proceedings for the liquidation of the Company or the Bank are commenced by regulatory authorities, Lewis Agreement would be terminated by the Bank, in which case Mr. Lewis would become entitled to receive an amount equal to the lesser of six months base salary at the then-applicable rate, or the remaining balance payable to Mr. Lewis under Lewis Agreement.

     Mr. Korsgaard is employed by the Bank as Executive Vice President pursuant to a three year employment agreement (the "Korsgaard Agreement") that the Company assumed upon the consummation of the Eldorado Acquisition. The Korsgaard Agreement establishes a minimum base salary of $125,000. In the event Mr. Korsgaard is terminated by the Bank or any successor to the Bank without cause, he is entitled to receive a termination payment in an amount equal to the greater of the balance payable under the Korsgaard Agreement or twelve months of his then current base salary. The Korsgaard Agreement may not be terminated by an acquisition or dissolution of the Bank or the Company except in the event that proceedings for the liquidation of the Company or the Bank are commenced by regulatory authorities, in which case the Korsgaard Agreement, and all rights and benefits thereunder, would be terminated. A salary continuation program has been established for Mr. Korsgaard, under which Mr. Korsgaard (or, in the event of his death, his heirs) will receive $65,000 per year from the Bank for 15 years following his reaching age 65 or his death or disability, whichever first occurs.

     Mr. Johnes is employed by the Bank as Executive Vice President pursuant to a two year employment agreement (the "Johnes Agreement") that the Company entered into in August 1997. The Johnes Agreement establishes a minimum base salary of $130,000. Under the Johnes Agreement, Mr. Johnes is also entitled to variable compensation calculated and paid quarterly based upon the profitability of the Leasing Division. In the event Mr. Johnes is terminated by the Bank or any successor to the Bank without cause, he is entitled to receive a termination payment in an amount equal to twelve months pay. The Johnes Agreement may not be terminated by an acquisition or dissolution of the Bank or the Company except in the event that proceedings for the liquidation of the Company or the Bank are commenced by regulatory authorities, in which case the Johnes Agreement, and all rights and benefits thereunder, would be terminated.

     The Bank has entered into Severance Agreements (each a "Severance Agreement") with those of its executive officers not subject to individual employment agreements concerning the ramifications of a change in control of the Company on the continued employment of each such officer. As used in the Severance Agreement, the term "change in control" has the same definition as in the Option Plan. Pursuant to and as detailed further in each Severance Agreement, if the terms of an officer's employment are significantly altered to the detriment of such officer within two years following a change in control, and the officer provides the requisite notice to the Bank, or alternatively, if the Bank terminates the officer without cause within two years following a change in control, then the officer is entitled to a lump sum payment equal to one year's salary, less applicable taxes and withholdings. A precondition to such payment is the execution by the officer of a general release and confidentiality agreement. The form of Severance Agreement has been filed as an exhibit hereto.

STOCK OPTION PLAN

     GENERAL.   The Company has adopted the Option Plan pursuant to which the
Company's Board of Directors or the Compensation Committee (the "Committee") may grant stock options to Mr. Keller and other officers of the Company or
any of its subsidiaries.    As of December 31, 1997, there were 1,457,223
shares of Class B Common Stock subject to the Option Plan. The Option Plan provides only for the issuance of so-called "nonqualified" stock options (as compared to incentive stock options). As of December 31, 1997, Messrs. Keller and Christianssen hold options to purchase 728,600 and 50,000 shares of Class B Common Stock, respectively.

     EXERCISE PRICE STRUCTURE.   The Option Plan authorizes the Committee to
set the exercise price for each option grant. In the case of option grants to Mr. Keller, each portion of his award will have a separate, fixed exercise price as such portion vests over time. The exercise price for each separate tranche will increase progressively based upon a semi-annual compounding of a "base rate" using the 5-year U. S. Treasury rate in effect at the date of grant.

     VESTING SCHEDULE AND DURATION. The options granted to Messrs. Keller and Christianssen, and any future grants, unless the Committee otherwise decides, will vest over four years, in half-year increments, with the first portion vesting on the 18-month anniversary of the date of grant. The Option Plan provides that unless the Committee otherwise determines, the options will have a six-year term, expiring on the sixth anniversary of the date of grant.

     ACCELERATION EVENT -- EFFECT ON VESTING.

     MR. KELLER. Mr. Keller's options will become fully vested in connection with a change in control, which is defined in the Option Plan, consistent with the definition of a change in control contained in Mr. Keller's employment agreement. Mr. Keller's employment agreement provides that a "change in control" will include the authorization of certain business combinations by the Company's Board of Directors. In general, a business combination involving the Company will not be deemed to be a change in control if the Company's shareholders own at least one-third of the resulting entity and at least half of the directors of the resulting entity are persons who were directors of the Company at the time the parties entered into the definitive agreement. In addition, Mr. Keller's options would become fully-vested if the Company were to terminate his employment agreement without cause or if he were to terminate the agreement for cause. Mr. Keller's options also would become fully-vested if he dies or becomes permanently disabled.

     OTHER OPTION HOLDERS. For all other option holders, the Option Plan will provide for a "double trigger," unless the Committee otherwise specifies at the time it awards the option. Under the double trigger approach, the option would become fully vested if the option holder is actually or constructively terminated without cause during a two-year period following a change in control.

AGGREGATED FISCAL YEAR-END OPTION VALUES

     The following table shows certain information concerning the aggregate number of unexercised options to purchase Class B Common Stock held by executive officers as of December 31, 1997. No options were exercised by executive officers during 1997.


                                            Number of Securities
                                           Underlying Unexercised    Value of Unexercised
                                                 Options at        In-the-Money Options at
                                             December 31, 1997        December 31, 1997

                                                Exercisable/             Exercisable/
                                               Unexercisable            Unexercisable
                                               -------------            -------------
            Robert P. Keller                   0/728,600 (1)            0/$390,276 (2)
            President and Chief
            Executive Officer

            Curt A. Christianssen               0/50,000 (1)            0/$17,083 (2)
            Executive Vice President
            and Chief Financial Officer


--------------

(1) For information on the vesting schedule and exercise price per share see "Option Grants in Last Fiscal Year"

(2) Assumes the value of Class B Common Stock is $6.00 per share at which the last known sale of Class B Common Stock occurred (See "MARKET FOR ISSUER'S COMMON STOCK AND RELATED MATTERS -- Unregistered Sales of Securities.")

OPTION GRANTS IN LAST FISCAL YEAR

     The following table contains a summary of the grants of stock options made during the fiscal year ended December, 31, 1997.


                                                                                             Potential Realizable
                                                                                             Value at Assumed Rate
                                                                                                of Stock Price
                                                                                               Appreciation for
                                             Individual Grants                                  Option Term (1)
                 -------------------------------------------------------------------------  -----------------------
                                                    % of Total
                                         Number of    Options
                                        Securities  Granted to
                                        Underlying   Employees      Exercise
                                          Options    in Fiscal        Price     Expiration
                         Name             Granted      Year         ($/Sh)(2)      Date       5% ($)      10% ($)
                 ---------------------  ----------  ------------  ------------  ----------  ----------  -----------
                 Robert P. Keller         309,500       39.7%     4.82/51,583     2/3/2003   $83,867     $190,919
                 President and                                    4.97/51,583                 76,129      183,182
                 Chief Executive                                  5.12/51,583                 68,392      175,445
                 Officer                                          5.27/51,583                 60,654      167,707
                                                                  5.43/51,583                 52,401      159,454
                                                                  5.60/51,585                 43,634      150,691

                                          419,100       53.9%     5.26/69,850    7/14/2003    82,832      227,795
                                                                  5.42/69,850                 71,656      216,619
                                                                  5.59/69,850                 59,782      204,745
                                                                  5.75/69,850                 48,606      193,569
                                                                  5.93/69,850                 36,033      180,996
                                                                  6.10/69,850                 24,158      169,121

                 Curt A. Christianssen     50,000        6.4%      5.26/8,333    6/30/2003     9,882       27,176
                 Executive Vice                                    5.42/8,333                  8,548       25,842
                 President and Chief                               5.59/8,333                  7,132       24,426
                 Financial Officer                                 5.75/8,333                  5,799       23,092
                                                                   5.93/8,333                  4,299       21,593
                                                                   6.10/8,335                  2,883       20,181


--------------
(1) The market price at the date of grant was $4.81, based upon the price at which Class B Common Stock was issued in connection with the Eldorado Acquisition.

(2)  Absent a change in control of the Company, as defined in the Option
     Plan, each tranche of option shares will vest in successive six-month increments. Upon a change in control, the exercisability of the option is accelerated to such date. Following a change in control, the exercise price with respect to any option shares exercised prior to their original vesting date shall equal the exercise price for those option shares that had a scheduled vesting date that was on or next preceding such exercise date.

OTHER BENEFIT PLANS

     The Company's executive officers are also entitled to short term disability, life, medical and dental insurance as well as participation in the Company's 401(k) retirement plan.

\


ITEM  12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

     GENERAL. The following table sets forth certain information as of December 31, 1997 about persons who are beneficial owners of more than 5% of the outstanding equity securities of the Company.


                                                     VOTING SECURITIES                  ALL EQUITY SECURITIES
                                             ------------------------------------   -----------------------------
                                               BENEFICIALLY     PERCENTAGE OF        BENEFICIALLY    PERCENTAGE
                INVESTOR                          OWNED       VOTING SECURITIES         OWNED        OF CLASS(1)
                --------                       ------------   -----------------      ------------    -----------
 Dartmouth Capital Group, L.P.(2)
 Dartmouth Capital Group, Inc.
   Class B Common Stock  . . . . . . .           6,001,235          36.4%             6,001,235        32.7%
   Special Common Stock  . . . . . . .                  --            --                     --          --
   Series A Capital Securities . . . .                  --            --                     --          --
   Series B Preferred Stock  . . . . .                  --            --                     --          --

 Madison Dearborn Capital Partners II, L.P.(3)
   Class B Common Stock(4) . . . . . .             146,000           0.9%               146,000          .8%
   Special Common Stock(1) . . . . . .           1,485,033           9.0%             2,412,859        13.2%
   Series A Capital Securities . . . .                  --            --                     --          --
   Series B Preferred Stock  . . . . .                  --            --                 58,296        50.0%

 Olympus Growth Fund II, L.P.(5)
 Olympus Executive Fund, L.P.
   Class B Common Stock(6) . . . . . .             146,000           0.9%               146,000          .8%
   Special Common Stock(1) . . . . . .           1,485,033           9.9%             2,412,859        13.2%
   Series A Capital Securities . . . .                  --            --                     --          --
   Series B Preferred Stock  . . . . .                  --            --                 58,296        50.0%

 Ernest J. Boch(7)
   Class B Common Stock  . . . . . . .           2,397,628          14.5%             2,260,828        13.1%

 F. M. Kirby(8)
   Class B Common Stock  . . . . . . .           1,401,029           8.5%             1,401,029         7.6%

 Shareholders of DCG General Partner
 as a Group (11 shareholders)(9)(10)
   Class B Common Stock  . . . . . . .           5,339,751          32.4%             5,339,571        29.1%



----------------------
(1) For purposes of computing the percentage of each class of equity securities beneficially owned by each principal shareholder, the Class B Common Stock and Special Common are treated as a single class of securities.
(2) As the sole general partner of DCG, the DCG General Partner exercises sole control over the voting and disposition of the shares of Common Stock held of record by DCG. DCG and the DCG General Partner each have a business address c/o Commerce Security Bancorp, Inc., 24012 Calle de la Plata, Suite 150, Laguna Hills, CA 92653.

(3) MDP's sole general partner is Madison Dearborn Partners II, L.P., whose sole general partner is Madison Dearborn Partners, Inc. MDP's address is Three First National Plaza, Suite 3900, Chicago, IL 60602.
(4) Does not include a currently-exercisable warrant to purchase an additional 2,000,000 shares of Common Stock which, subject to the terms of such warrant, would be exercisable for non-voting shares of Common Stock (i.e., Class C Common Stock) if MDP's percentage ownership of all outstanding voting securities would exceed 9.9%.
(5) Presentation has been combined for Olympus Growth Fund II, L.P. and Olympus Executive Fund, L.P., as the general partners of the limited partnerships (OGF II, L.P. and OEF, L.P., respectively) are under common control. Olympus's address is Metro Center, One Station Place, Stamford, CT 06902.
(6) Does not include currently-exercisable warrants to purchase an additional 2,000,000 shares of Common Stock which, subject to the terms of such warrants, would be exercisable into non-voting shares of Common Stock (i.e., Class C Common Stock) if Olympus's percentage ownership of all outstanding voting securities would exceed 9.9%.
(7) Mr. Boch's address is Subaru of New England, Inc., 95 Morse Street, Norwood, MA 02062.
(8)  Mr. Kirby's address is 17 DeHart Street, Morristown, NJ 07963.
(9)  Includes, in one case, shares held by an affiliate of the shareholder.
(10) In the case of Robert P. Keller, a shareholder of DCG, includes 427,556 shares of restricted Common Stock issued to Mr. Keller pursuant to the terms of his employment agreement, but excludes 728,600 shares of Common Stock subject to employee stock options which are not exercisable within 60 days.

     DARTMOUTH CAPITAL GROUP. DCG and the Dartmouth General Partner were organized in May 1995 to identify, evaluate and, if and when appropriate, acquire controlling or substantial equity positions in, or certain assets and liabilities of, one or more financial institutions located principally in California. Both are registered bank holding companies under the BHC Act.
As of the date of this Annual Report, DCG's sole investment and principal asset is a controlling equity investment in the Company.

     The DCG General Partner has complete control of the management and conduct of the DCG, including all actions pertaining to its investment in the Company. Ultimate control over DCG rests with the shareholders of the DCG General Partner. The DCG Shareholder Agreement provides that each shareholder (or, in the case of two affiliated shareholders, the affiliates as a group) has a right to designate a director of the DCG General Partner. Rights to designate directors may from time to time also be granted to third parties, including limited partners of DCG who are not shareholders of the DCG General Partner. As of the date of this Annual Report, there are 11 shareholders of the DCG General Partner, each of whom is a limited partner (or an affiliate of a limited partner) of DCG. As of the date of this report, the DCG General Partner has eight directors, each of whom is a director of the Company.

SECURITY OWNERSHIP OF MANAGEMENT

     The following table sets forth certain information regarding ownership of securities of the Company as of December 31, 1997 with respect to each executive officer and director of the Company, and all executive officers and directors as a group.

                                                                    PERCENT
                                                                 OF SHARES OF
            NAME AND TITLE                   NUMBER OF SHARES       VOTING
       OF OFFICER AND/OR DIRECTOR           BENEFICIALLY OWNED      COMMON
       --------------------------           ------------------      ------

    Robert P. Keller(1)(2).............           464,569            2.8%
      Director, President and
      Chief Executive Officer

    Ernest J. Boch(1)..................         2,397,628           14.5%
      Director

    James A. Conroy(3).................         1,631,033            9.9%
      Director

    Mitchell Johnson...................            97,183              *%
      Director

    Edward A. Fox(1)...................           463,496            2.8%
      Director

    Jefferson W. Kirby(1)(4)...........           409,400            2.5%
      Director

    Charles E. Hugel(1)................           337,725            2.0%
      Director

    K. Thomas Kemp(1)..................            42,860              *%
      Director

    John B. Pettway(5).................           434,594            2.6%
      Director

    Henry T. Wilson(6).................           400,540            2.4%
      Director

    Paul R. Wood(7)....................         1,631,033            9.9%
      Director

    Curt A. Christianssen(8)...........             1,000              *%
      Senior Vice President
      and Chief Financial
      Officer

    Lawrence A. Johnes(9)..............               -0-             -
      Executive Vice President
      Leasing Division

    William J. Lewis(10)...............               -0-             -
      Executive Vice President
      and Chief Credit Officer

    William D. Rast....................               -0-             -
      Executive Vice President
      Mortgage Division

    Paul F. Rodeno(11).................               156             *%
      Executive Vice President
      Operations


    All Directors and Executive........         8,311,217           50.4%
      Officers as a Group(1)(2)(12)

---------------------------
*Less than 1%

(1) Excludes shares beneficially owned by the DCG General Partner. Each of Messrs. Keller, Boch, Fox, Hugel, Kemp and Kirby is a principal shareholder and director of the DCG General Partner, and pursuant to the terms of a shareholder agreement, each has a right to designate a director of DCG General Partner. Messrs. Boch, Keller, Fox, Hugel, Kemp and Kirby disclaim beneficial ownership of shares of Common Stock beneficially owned by the DCG General Partner.

(2) Includes 427,556 shares of restricted stock issued to Mr. Keller pursuant to the terms of his employment agreement, but excludes 728,600 shares of Class B Common Stock subject to employee stock options which are not exercisable within 60 days.

(3) Includes 1,485,033 shares of voting Special Common Stock and 146,000 shares of Class B Common Stock owned in the aggregate by Olympus Growth Fund II, L.P. and Olympus Executive Fund, L.P. (collectively, "Olympus"). Mr. Conroy is a general partner of such entities. Mr. Conroy disclaims beneficial ownership of the shares of voting securities owned by Olympus.

(4) Jefferson W. Kirby, the adult son of F. M. Kirby, disclaims any beneficial ownership interest in the shares of Class B Common Stock owned by his father. F. M. Kirby is a principal shareholder of the Company. See "-- Security Ownership of Certain Beneficial Owners" above.

(5) Includes 434,594 shares of Class B Common Stock held by Byrne & sons, l.p., of which Mr. Pettway is the Chief Financial Officer.

(6) Includes 320,412 shares and 80,128 shares of Class B Common Stock held by Northwood Ventures LLC and Northwood Capital Partners LLC, respectively, of which Mr. Wilson is a Managing Director.

(7) Includes 1,485,033 shares of Voting Special Common Stock and 146,000 shares of Class B Common Stock owned by Madison Dearborn Capital Partners II, L.P. ("MDP"). MDP's sole general partner is Madison Dearborn Capital Partners II, whose sole general partner is Madison Dearborn Partners, Inc. Mr. Wood is an executive officer of Madison Dearborn Partners, Inc.

(8) Excludes 60,000 shares of Class B Common Stock subject to employee stock options that are not exercisable within 60 days.

(9) Excludes 10,000 shares of Class B Common Stock subject to an employee stock option that is not exercisable within 60 days.

(10) Excludes 60,000 shares of Class B Common Stock subject to an employee stock option that is not exercisable within 60 days.

(11) Excludes 30,000 shares of Class B Common Stock subject to an employee stock option that is not exercisable within 60 days.

(12) Excludes 988,600 shares of Class B Common Stock subject to employee stock options that are not exercisable within 60 days.

ITEM  13. CERTAIN TRANSACTIONS AND RELATED TRANSACTIONS

     Except as described in this Section, there are no existing or proposed material transactions between the Company or the Banks and any of the Company's executive officers, directors, or beneficial owners of more than 5% of the Common Stock, or the immediate family or associates of any of the foregoing persons.

FINANCING FOR ELDORADO ACQUISITION

     In December 1996, DCG and Peter H. Paulsen, a former director of the Company, loaned $4.3 million and $200,000, respectively, to fund the deposit that the Company was required to make prior to entering into the Eldorado Agreement. The principal amount of such loans was converted to 47,081 shares of Class B common stock upon the consummation of the Eldorado Acquisition at a price of $4.40 per share, and interest on such loans was converted to Class B Common Stock at a purchase price of $4.81 per share less the 1% commitment fee, which was the same price at which the remaining shares of Class B Common Stock and the Special Common were sold by the Company to fund the Eldorado Acquisition. See "ITEM 5. MARKET FOR ISSUER'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS."

     Also in December 1996, certain directors of the Company and other investors in DCG agreed to purchase up to approximately $15.2 million of Class B common Stock at a price of $4.81 per share, less a 1% commitment fee, to fund a portion of the Eldorado Acquisition. Approximately $12.4 million of this commitment was invested by such investors with 3,061,928 shares issued at the $4.81 per share price (less a 1% commitment fee), as described in more detail elsewhere in this report. See "ITEM 5. MARKET FOR ISSUER'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS." Of those shares, the following numbers of shares were purchased by persons who were then directors of the Company, affiliates of directors or nominees to become directors: (i) Ernest J. Boch (1,101,828 shares), Edward A. Fox (50,096 shares), Charles E. Hugel (17,425 shares), Robert P. Keller (11,913 shares), K. Thomas Kemp (11,460 shares), each of whom was a director of the Company in December 1996; (ii) Byrne & sons, l.p. (111,794 shares);
(iii) Northwood Ventures LLC and Northwood Capital Partners LLC (a total of 35,640 shares); and (iv) Mitchell A. Johnson (91,683 shares). John B. Pettway and Henry T. Wilson are directors of the Company and in December 1996 were directors of the DCG General Partner. Mr. Pettway is the Chief Financial Officer of Byrne & sons, l.p., and Mr. Wilson is a Managing Director of Northwood Ventures LLC and Northwood Capital Partners LLC. Mr. Johnson became a director of the Company in 1997 contemporaneously with the closing of the Eldorado Acquisition.

     DCG also had agreed to purchase up to $6.8 million of Senior Securities (as defined elsewhere in this report) under certain circumstances. DCG invested $10.0 million at the consummation of the Eldorado Acquisition, which were sold in conjunction with a secondary offering of the Series A Capital Securities on July 15, 1997. See "ITEM 5. MARKET FOR ISSUER'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS."

SETTLEMENT WITH FORMER MAJORITY SHAREHOLDER

     In October 1997, the Company settled litigation that it had brought against the former majority shareholder of CSB, and certain other directors and officers of CSB arising out of the Company's acquisition of CSB in September 1996. At the time the Company commenced the litigation, the former majority shareholder was the beneficial owner of more than 5% the Class B Common Stock. As part of that settlement, the former majority shareholder returned to the Company and the Company canceled 424,182 shares of Class B Common Stock. Prior to that settlement, the Company's principal shareholders and certain directors and other shareholders purchased $1.0 million shares of Class B Common Stock from the former majority shareholder for an aggregate purchase price of $6.0 million or $6.00 per share. Taken together, those transactions eliminated the former majority shareholder's ownership interest in the Company.

OTHER MATTERS

     Some of the directors and executive officers of the Company's Bank subsidiary and their immediate families, as well as the companies with which such directors and executive officers are associated, are customers of, and have had banking transactions with the Bank in the ordinary course of the Bank's business and the Bank expects to have such ordinary banking transactions with such persons in the future. In the opinion of management of the Company and the Bank, all loans and commitments to lend included in such transactions were made in compliance with applicable laws on substantially the same terms, including interest rates and collateral, as those prevailing for comparable transactions with other persons of similar creditworthiness and did not involve more than a normal risk of collectibility or present other unfavorable features. Although the Bank does not have any limits on the aggregate amount it would be willing to lend to directors and officers as a group, loans to individual directors and officers must comply with the Bank's lending policies and statutory lending limits. There were no loans to executive officers and directors at December 31, 1997.

PART IV

ITEM  14.  EXHIBITS  AND REPORTS ON 8-K

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

    10.12 Employment Agreement dated October 1, 1995 between Robert P. Keller and the Company* (filed as Exhibit 10.1 to the Company's Form 10-Q for the quarter ended September 30, 1996 and incorporated by reference herein)

    10.13 Form of Severance Agreement (filed as Exhibit 10.1 to this Annual Report on Form 10-K)

    20.   Terms of Primary Stock Right dated September 28, 1995 (filed as
          Exhibit 20.1 to SDN's Annual Report on Form 10-KSB for the year ended December 31, 1995 and incorporated by reference herein)

    21. Subsidiaries of the Registrant (filed as Exhibit 22 to SDN's Registration Statement on Form S-1, File No. 33-4045 filed March 17, 1986 and incorporated by reference herein)

__________
* Denotes Executive Compensation Plan or Arrangement

(b)  Reports on Form 8-K.

     1)   None.

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

Date: March 30, 1998

By Curt A. Christianssen /s/
---------------------------------------
Curt A. Christianssen
Senior Vice President
Chief Financial Officer

Date: March 30, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the issuer and in the capacities and on the dates indicated.


      Signature                    Title                               Date
      ---------                    -----                               ----

Robert P. Keller /s/               Director, President           March 30, 1998
-------------------------          and Chief Executive
Robert P. Keller                   Officer


Ernest J. Boch /s/                 Director
-------------------------
Ernest J. Boch

James Conroy /s/                   Director
-------------------------
James Conroy /s/

Edward A. Fox /s/                  Director                      March 30, 1998
-------------------------
Edward A.  Fox

Charles E. Hugel /s/               Director                      March 30, 1998
-------------------------
Charles E. Hugel

K. Thomas Kemp /s/                 Director                      March 30, 1998
-------------------------
K. Thomas Kemp

Jefferson  W. Kirby /s/            Director                      March 30, 1998
-------------------------
Jefferson  W. Kirby

John B. Pettway /s/                Director
-------------------------
John B. Pettway

Mitchell A. Johnson /s/            Director
-------------------------
Mitchell A. Johnson

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Issuers Which Have Not Registered Securities Pursuant to
Section 12 of the Act.

None

                                   EXHIBIT INDEX


         Number                    Description                                   Page
         ------                    -----------                                   ----
          10.1         Form of Severance Agreement                                 84

                       REPORT OF INDEPENDENT ACCOUNTANTS




March 27, 1998


To the Board of Directors and Shareholders of Commerce Security Bancorp, Inc.

In our opinion, the accompanying consolidated statement of condition and the related consolidated statements of operations, of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Commerce Security Bancorp, Inc. and its subsidiaries (the "Company") at December 31, 1997 and 1996, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

COMMERCE SECURITY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CONDITION
DECEMBER 31, 1997, 1996 AND 1995
-------------------------------------------------------------------------------

                                                                            December 31,
                                                                        --------------------
                                                                         1997           1996
                                                                         ----           ----
Assets
Cash and due from banks                                            $  81,030,000  $  32,522,000
Federal funds sold                                                    40,000,000     13,700,000
Interest bearing deposits in other financial institutions                      -        338,000
Held-to-maturity investment securities                                         -     20,025,000
Available-for-sale investment securities                              67,295,000     15,175,000
Mortgage loans held for sale                                          96,230,000     64,917,000
Loans and leases, net                                                509,653,000    256,041,000
Servicing sale receivable                                              1,247,000      2,870,000
Premises and equipment, net                                           11,232,000      3,911,000
Real estate acquired through foreclosure, net                          2,740,000      3,635,000
Intangibles arising from acquisitions, net                            66,769,000     10,736,000
Accrued interest receivable and other assets                          26,159,000     13,190,000
                                                                  -------------- --------------
   Total assets                                                   $  902,355,000 $  437,060,000
                                                                  -------------- --------------
                                                                  -------------- --------------

                See notes to consolidated financial statements.

COMMERCE SECURITY BANCORP, INC. AND SUBSIDIARIES

DECEMBER 31, 1997, 1996 AND 1995
-------------------------------------------------------------------------------

                                                                      December 31,
                                                                  -------------------
                                                                  1997           1996
                                                                  ----           ----
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
 Demand:
  Non-interest bearing                                         $289,344,000   $126,885,000
  Interest bearing                                               97,416,000     38,602,000
 Savings:
  Regular                                                        98,465,000     42,190,000
  Money market                                                   98,189,000     25,662,000
 Time:
  Under $100,000                                                 99,713,000    123,789,000
  $100,000 or more                                               82,076,000     25,903,000
                                                               ------------   ------------
   Total deposits                                               765,203,000    383,031,000

Federal funds purchased                                           2,050,000              -
Due to related parties                                                    -      4,500,000
Accrued expenses and other liabilities                           12,172,000      8,220,000
Mandatory convertible debentures                                    537,000        537,000
Subordinated debentures                                          27,657,000              -
                                                               ------------   ------------
   Total liabilities                                            807,619,000    396,288,000

Commitments and contingencies (Note 17)

Shareholders' equity:
 Preferred stock, $.01 par value, 1,500,000 shares
  authorized; 116,593 and -0- issued and outstanding at
  December 31, 1997 and 1996, respectively                       11,659,000              -
 Special common stock, $.01 par value, 9,651,600
  shares authorized, 4,825,718 and -0- issued and outstanding
  at December 31, 1997 and 1996, respectively                        48,000              -
 Common stock, $.01 par value, 50,000,000
  shares authorized; 13,521,679 issued and
  outstanding at December 31, 1997 and 9,697,430
  at December 31, 1996                                              135,000         97,000
 Additional paid-in capital                                      83,855,000     42,394,000
 Retained earnings (deficit)                                        524,000     (1,736,000)
 Unearned compensation                                           (1,509,000)             -
 Unrealized gain on securities available-for-sale                    24,000         17,000
                                                               ------------   ------------
   Total shareholders' equity                                    94,736,000     40,772,000
                                                               ------------   ------------
   Total liabilities and shareholders' equity                  $902,355,000   $437,060,000
                                                               ------------   ------------
                                                               ------------   ------------

                  See notes to consolidated financial statements.

COMMERCE SECURITY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
-------------------------------------------------------------------------------


                                                                         For the Years Ended December 31,
                                                                   -------------------------------------------
                                                                        1997           1996           1995
                                                                        ----           ----           ----
Interest income:
 Interest and fees on loans                                         $ 43,103,000   $ 14,782,000    $ 4,086,000
 Income from lease finance receivables                                 4,127,000      1,601,000              -
 Interest and dividend on securities                                   4,979,000      1,968,000        311,000
 Interest on Federal funds sold                                        1,286,000        934,000        117,000
 Interest on deposits with other financial institutions                        -         67,000         54,000
                                                                      ----------     ----------      ---------
   Total interest income                                              53,495,000     19,352,000      4,568,000

Interest expense:
 Interest bearing demand                                               1,325,000        686,000        149,000
 Money market                                                          2,336,000        493,000              -
 Savings                                                               5,117,000      1,150,000        346,000
 Time                                                                  9,365,000      5,241,000      1,075,000
 Debentures                                                            1,908,000         74,000        181,000
 Federal funds purchased                                                 563,000              -              -
                                                                      ----------     ----------      ---------
   Total interest expense                                             20,614,000      7,644,000      1,751,000
                                                                      ----------     ----------      ---------
   Net interest income                                                32,881,000     11,708,000      2,817,000

Provision for loan and lease losses                                    1,495,000        515,000        295,000
                                                                      ----------     ----------      ---------
 Net interest income after provision for loan and lease losses        31,386,000     11,193,000      2,522,000

Non-interest income:
 Service charges on deposit accounts                                   2,675,000      2,911,000        464,000
 Gain on sale of mortgage loans                                        6,887,000      1,727,000              -
 Other income                                                          5,342,000        261,000        232,000
                                                                      ----------     ----------      ---------
   Total non-interest income                                          14,904,000      4,899,000        696,000

Non-interest expense:
 Salaries and employee benefits                                       16,172,000      6,816,000      1,811,000
 Occupancy and equipment                                               5,959,000      2,726,000        861,000
 Professional, regulatory and other services                           1,230,000        733,000        346,000
 Legal                                                                 1,437,000        453,000        113,000
 Insurance                                                               637,000        262,000        114,000
 Losses and carrying cost of OREO                                        382,000        288,000        531,000
 Provision for recourse obligation (Note 6)                            2,021,000              -              -
 Amortization of goodwill and other intangibles                        2,514,000        268,000              -
 Other                                                                 9,336,000      3,724,000        515,000
                                                                      ----------     ----------      ---------
   Total non-interest expense                                         39,688,000     15,270,000      4,291,000
                                                                      ----------     ----------      ---------
Income (loss) before taxes and extraordinary item                      6,602,000        822,000     (1,073,000)
Income tax benefit (provision)                                       (3,612,000)      1,503,000        443,000
                                                                      ----------     ----------      ---------
Income (loss) before extraordinary item                                2,990,000      2,325,000       (630,000)
Extraordinary item:
    Gain on forgiveness of debt, net of income
       taxes of $443,000                                                       -              -        625,000
                                                                      ----------     ----------      ---------
   Net income (loss)                                                $  2,990,000   $  2,325,000     $  (5,000)
                                                                      ----------     ----------      ---------
                                                                      ----------     ----------      ---------

                See notes to consolidated financial statements.

COMMERCE SECURITY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDER'S EQUITY
DECEMBER 31, 1997, 1996, AND 1995
-------------------------------------------------------------------------------


                                             Preferred Stock                     Special Common Stock
                                       ---------------------------     ---------------------------------------
                                                                                                    Additional
                                        Number of       Preferred      Number of        Common       Paid-in
                                          Shares          Stock         Shares          Stock        Capital
                                          -------    -----------       ---------       -------     ------------
Balance at December 31, 1994                 -       $      -              -           $  -         $     -
Merger and reverse stock split               -              -              -              -               -
   (1 for 21)(Note 2)

Stock dividend                               -              -              -              -               -

Issuance of common stock                     -              -              -              -               -

Net loss                                     -              -              -              -               -
                                          -------    -----------       ---------       -------      -----------
Balance at December 31, 1995                 -              -              -              -               -
Fractional share adjustment                  -              -              -              -               -
Issuance of common stock - Liberty           -              -              -              -               -
Issuance of common stock - Commerce          -              -              -              -               -
Unrealized gain on securities available
   for sale                                  -              -              -              -               -

Net income                                   -              -              -              -               -

Balance at December 31, 1996                 -              -              -              -               -
Issuance of preferred stock - Eldorado    116,593     11,659,000
Issuance of common stock - Eldorado          -              -          4,825,718        48,000      23,164,000
Restricted stock issuance
Compensation expense
Cancellation of shares  (Note 12)            -              -              -              -               -
Unrealized gain on securities available
   for sale                                  -              -              -              -               -

Net income                                   -              -              -              -               -

Preferred dividends                          -              -              -              -               -
                                          -------    -----------       ---------       -------      -----------
Balance at December 31, 1997              116,593    $11,659,000       4,825,718       $48,000      $23,164,000
                                          -------    -----------       ---------       -------      -----------
                                          -------    -----------       ---------       -------      -----------

                                                  Class B Common Stock                                       Unrealized
                                         -------------------------------------                                 Gain on
                                                                    Additional     Retained                  Securities
                                           Number of     Common       Paid-in      Earnings      Unearned     Available
                                             Shares       Stock       Capital     (Deficit)     Compensation   for Sale    Total
                                             ------       -----       -------     ---------     ------------   --------    -----
Balance at December 31, 1994                564,145   $2,951,000   $    -       $(3,899,000)  $     -         $   -     $  (948,000)
Merger and reverse stock split
   (1 for 21)(Note 2)                      (537,281)  (2,951,000)    2,951,000       -              -             -               0

Stock dividend                               26,864        1,000       156,000     (157,000)        -             -               0

Issuance of common stock                    841,739        8,000     4,486,000       -              -             -       4,494,000

Net loss                                      -            -             -           (5,000)        -             -          (5,000)
                                         ----------   ----------   -----------  -----------   -----------     -------   -----------
Balance at December 31, 1995                895,467        9,000     7,593,000   (4,061,000)                      -       3,541,000
Fractional share adjustment                      34                                                 -
Issuance of common stock - Liberty        3,432,105       34,000    13,373,000        -             -             -      13,407,000
Issuance of common stock - Commerce       5,369,824       54,000    21,428,000        -             -             -      21,482,000
Unrealized gain on securities available
   for sale                                  -             -             -            -             -          17,000        17,000

Net income                                   -             -             -        2,325,000         -             -       2,325,000
                                         ----------   ----------   -----------  -----------   -----------     -------   -----------
Balance at December 31, 1996              9,697,430       97,000    42,394,000   (1,736,000)                   17,000    40,772,000
Issuance of preferred stock - Eldorado                                                                                    11,659,000
Issuance of common stock - Eldorado       3,820,875       38,000    17,966,000        -             -             -      41,216,000
Restricted stock issuance                   427,556        4,000     2,008,000        -        (2,012,000)        -               0
Compensation expense                                                                              503,000         -         503,000
Cancellation of shares  (Note 12)          (424,182)      (4,000)   (1,677,000)       -             -             -      (1,681,000)
Unrealized gain on securities available
   for sale                                   -              -           -            -             -           7,000         7,000

Net income                                    -              -           -        2,990,000         -             -       2,990,000

Preferred dividends                           -              -           -         (730,000)        -             -        (730,000)
                                         ----------   ----------   -----------  -----------   -----------     -------   -----------
Balance at December 31, 1997             13,521,679   $  135,000   $60,691,000  $   524,000   $(1,509,000)    $24,000   $94,736,000
                                         ----------   ----------   -----------  -----------   -----------     -------   -----------
                                         ----------   ----------   -----------  -----------   -----------     -------   -----------


                 See notes to consolidated financial statement

COMMERCE SECURITY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995
-------------------------------------------------------------------------------

                                                                                For the Years Ended December 31,
                                                                        --------------------------------------------
                                                                             1997             1996              1995
                                                                             ----             ----              ----
Operating Activities:
  Net income (loss)                                                     $  2,990,000     $  2,325,000      $    (5,000)
  Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
     Provision for loan and lease losses                                   1,495,000          515,000          295,000
     Provision for loss on real estate acquired through foreclosure          176,000           72,000          383,000
     Gain on sale of mortgage loans                                       (6,887,000)      (1,727,000)               -
     Loss on sale of premises and equipment                                   11,000           85,000                -
     (Gain) loss on sale of real estate owned                                 45,000         (135,000)               -
     Net gain on sale of securities                                         (221,000)               -                -
     Depreciation and amortization                                         1,702,000          642,000          201,000
     Amortization of goodwill and other intangibles                        2,514,000          178,000                -
     Accretion/amortization related to securities, net                     1,103,000         (252,000)               -
     Amortization of deferred compensation                                   503,000                -                -
     Amortization of deferred loan fees and costs                         (1,209,000)        (109,000)          (6,000)
     Accretion of mortgage servicing asset                                    32,000                -                -
     Provision (benefit) of deferred taxes                                 2,087,000       (1,503,000)        (443,000)
     Mortgage loans originated for sale                                 (889,175,000)    (242,339,000)               -
     Proceeds from sales of loans and servicing                          898,729,000      262,219,000                -
     Mortgage servicing rights purchased and originated                            -         (275,000)               -
     Equity in loss of real estate joint venture                             254,000           56,000                -
     Extraordinary item-gain on forgiveness of debt                                -                -       (1,068,000)
     Decrease in servicing sale receivable                                 1,623,000                -                -
     Increase in loans held for sale                                     (31,313,000)     (47,769,000)               -
     Other, net                                                            3,964,000       (6,700,000)         469,000
                                                                        ------------     ------------      -----------
        Net cash used in operating activities                            (11,577,000)     (34,717,000)        (174,000)
                                                                        ------------     ------------      -----------

Investing Activities:
  Decrease in interest bearing deposits with other
   financial institutions                                                    338,000        1,241,000           89,000
  Purchases of investment securities                                     (44,594,000)     (32,445,000)      (5,890,000)
  Proceeds from maturities of investment securities                       55,253,000       56,627,000        3,416,000
  Proceeds from the sales of investment securities                        55,150,000                -                -
  Loans/leases originated for portfolio, net of principal repayment      (29,149,000)     (29,022,000)       5,807,000
  Purchases of premises and equipment                                     (1,337,000)        (860,000)         (19,000)
  Proceeds from sale of premises and equipment                                98,000           56,000                -
  Proceeds from sale of real estate acquired through foreclosure           3,901,000        4,188,000          476,000
  Capital expenditures for other real estate owned                           (26,000)      (2,256,000)               -
  Purchase of Liberty National Bank, net of cash received                          -        7,283,000                -
  Purchase of Commerce Security Bank, net of cash received                         -       53,175,000                -
  Purchase of Eldorado Bank, net of cash received                        (61,299,000)               -                -
                                                                        ------------     ------------      -----------
        Net cash (used in) provided by investing activities              (21,665,000)      57,987,000        3,879,000
                                                                        ------------     ------------      -----------

                See notes to consolidated financial statements.

COMMERCE SECURITY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995
-------------------------------------------------------------------------------

                                                              For the Years Ended December 31,
                                                          --------------------------------------------
                                                               1997           1996           1995
                                                               ----           ----           ----
Financing Activities:
  Net increase (decrease) in deposits                       39,235,000    (22,377,000)    (4,445,000)
  Issuance of subordinated debentures                       27,657,000              -              -
  Issuance of preferred stock                               11,659,000              -              -
  Issuance of common stock                                  18,004,000     34,889,000      4,494,000
  Issuance of special common stock                          23,212,000              -              -
  Payment of preferred dividends                              (730,000)             -              -
  Repayment of notes payable to shareholder                          -              -       (656,000)
  Proceeds from issuance of notes payable to
    related parties                                                  -      4,500,000              -
  Net decrease in other borrowings                         (10,986,000)             -              -
                                                          ------------   ------------    -----------
    Net cash (used in)  provided by financing
      activities                                           108,051,000     17,012,000       (607,000)
                                                          ------------   ------------    -----------
Net increase in cash and cash equivalents                   74,808,000     40,282,000      3,098,000
Cash and cash equivalents at beginning of period            46,222,000      5,940,000      2,842,000
                                                          ------------   ------------    -----------
Cash and cash equivalents at end of period                $121,030,000   $ 46,222,000    $ 5,940,000
                                                          ------------   ------------    -----------
                                                          ------------   ------------    -----------
Supplemental disclosures of cash flow
   information:
  Cash paid for interest on deposits                      $ 18,643,000   $  7,670,000    $ 1,673,000
  Cash paid for income taxes                                 1,525,000              -          2,000
Supplemental disclosures of non-cash investing
   activities:
  Loans transferred to foreclosed real estate                3,483,000      2,526,000        982,000
  Loans originated to finance the sale of real estate                -              -        371,000
  Transfer of securities from held to maturity to
  available for sale (Note 4)                               15,004,000              -              -
Supplemental disclosures of non-cash financing
  activities:
  Issuance of restricted stock                               2,012,000              -              -



                See notes to consolidated financial statements.

COMMERCE SECURITY BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1997, 1996 AND 1995                                       Page F-8
-------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BASIS OF PRESENTATION


Commerce Security Bancorp, Inc., a Delaware corporation and bank holding company, and its wholly-owned subsidiaries Eldorado Bank and CSBI Capital Trust I are included in the accompanying consolidated financial statements and are collectively referred to as the "Company" or the "Bank". Significant intercompany transactions and accounts have been eliminated.

Prior to June 1997 and the acquisition of Eldorado Bank, the Company had three subsidiaries, Commerce Security Bank (CSB), Liberty National Bank
(LNB), and San Dieguito National Bank (SDNB). On June 30, 1997, the Company merged the then existing three subsidiaries into the newly acquired Eldorado Bank. The resultant structure is the Company with one wholly owned banking subsidiary, Eldorado Bank.

BUSINESS

The Bank offers a broad range of commercial banking services in Northern and Southern California, catering especially to small business. The Bank offers commercial, real estate, consumer, Small Business Administration-guaranteed loans as well as checking and savings deposits, corporate cash management, international banking services, safe deposit boxes, collection, traveler's checks, notary public and other customary non-deposit banking services.

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

COMMERCE SECURITY BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1997 AND 1996                                             Page F-9
-------------------------------------------------------------------------------

NOTE 1:  (Continued)

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1996 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards 125, "Accounting for
Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS 125). This Statement provides consistent accounting and reporting standards for the transfers and servicing of financial assets and the extinguishment of liabilities. The Company adopted SFAS 125 effective January 1, 1997 and it did not have a material impact on the Company's financial statements.

In February 1997 the FASB issued SFAS 128, "Earnings per Share." This Statement established new standards for computing and presenting earnings per share and requires all prior period earnings per share data be restated to conform with the provisions of the statement. Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of shares outstanding during the period, as restated for shares issued in business combinations accounted for as poolings-of-interests and stock dividends. Diluted earnings per share is computed using the weighted average number of shares determined for the basic computation plus the number of shares of common stock that would be issued assuming all contingently issuable shares having a dilutive effect on earnings per share were outstanding for the period.

In June 1997 the FASB issued SFAS 130, "Reporting Comprehensive Income." This Statement provides that all enterprises report comprehensive income as a measure of overall performance. Comprehensive income is the change to equity (net assets) of a business during a period. The Statement includes the guidelines for the calculations and required presentations. For the Company, this new standard is effective for 1998 and is not expected to have a material impact on the Company's financial statements.

In June 1997 the FASB issued SFAS 131, "Disclosures About Segments of an Enterprise and Related Information." This statement will change the way public companies report information about segments of their business in their annual financial statements and require them to report selected segment information in their quarterly reports issued to shareholders. Companies will be required to disclose segment data based upon how management makes decisions about allocating resources to segments and measuring performance. For the Company, this new standard is effective for 1998 and the impact, if any, is yet to be determined.

In February 1998 the FASB issued SFAS 132, "Employer's Disclosures about Pensions and other Post-Retirement Benefits." This Statement standardizes the disclosure requirements for pensions and other post-retirement benefits to the extent practicable. For the Company, this new standard is effective for fiscal year 1998 and is not expected to have a material impact.

COMMERCE SECURITY BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1997, 1996 AND 1995

                                                                     Page F-10
------------------------------------------------------------------------------

NOTE 1: (Continued)

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash and due from banks and federal funds sold. Generally, federal funds sold are sold for one-day periods.

INVESTMENT SECURITIES

The Company has classified its investment securities as held-to-maturity and
available-for-sale.   No trading portfolio is maintained.  Investment
securities are segregated in accordance with management's intention regarding their retention. Accounting for each group of securities follows the requirement of SFAS 115. "Accounting for Certain Investments in Debt and Equity Securities."

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

Investment securities classified as available-for-sale may be held for indefinite periods of time and may be sold to implement the Company's asset/liability management strategies and in response to changes in interest rates and/or prepayment risk and similar factors. These securities are recorded at estimated fair value. Unrealized gains and losses are reported as a separate component of shareholders' equity, net of income taxes.

Gains and losses on investment securities are determined on the specific identification method and are included in other income.

LOANS HELD FOR SALE

Loans held for sale include mortgage loans carried at lower of cost or fair value on an aggregate basis.

LOANS AND LEASES

Loans are stated at principal amounts outstanding, net of unearned income, including discounts and fees. Net deferred fees and costs are generally deferred and amortized into interest income over the contractual life of the related loans as a yield adjustment. Direct financing leases, which include estimated residual values of leased equipment, are carried net of unearned income. Income from these leases is recognized on a basis which produces a level yield on the outstanding net investment in the lease. The production of new leases comes exclusively from the wholesale sector through a network of brokers, the Company services these leases and during 1997, began selling blocks of leases to other institutions. Leases held for resale are carried at the lower of cost or estimated fair value on an

COMMERCE SECURITY BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1997, 1996 AND 1995

                                                                     Page F-11
------------------------------------------------------------------------------

NOTE 1: (Continued)

aggregate basis. Gains and losses on the sale of leases are recognized upon delivery based on the difference between selling price and carrying value.

NON-ACCRUAL/IMPAIRED LOANS

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

The Company adopted SFAS 114, "Accounting by Creditors for Impairment of a Loan," and SFAS 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures," as of January 1, 1995. SFAS 114 requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. When the measure of the impaired loan is less than the recorded balance of the loan, the impairment is recorded through a valuation allowance included in the allowance for loan and lease losses. The Company had previously measured the allowance for loan and lease losses using methods similar to those prescribed in SFAS 114. As a result, no additional provision was required by the adoption of this pronouncement.

The Company considers all loans impaired when it is probable that both interest and principal will not be collected in accordance with the contractual terms of the agreement. All loans that are ninety days or more past due, or have been restructured to provide a reduction in the interest rate or a deferral of interest or principal are automatically included in this category.

ALLOWANCE FOR ESTIMATED LOAN AND LEASE LOSSES

A provision for estimated loan and lease losses is charged to expense when, in the opinion of management, such losses are expected to be incurred or are inherent in the portfolio. The allowance is increased by provisions charged to expense, increased for recoveries of loans previously charged-off, and reduced by charge-offs. Loans and leases are charged-off when management believes that the collectibility of the principal is unlikely. Management's estimates are used to determine the allowance that is considered adequate to absorb losses inherent in the existing loan and lease portfolio. These estimates are inherently uncertain and their accuracy depends on the outcome of future events. Ultimate losses may differ from current estimates. Management's estimates are based on historical loan loss experience, specific problem loans and leases, current economic conditions that may impact the borrower's ability to pay, volume, growth and composition of the loan portfolio, value of the collateral and other relevant factors.

COMMERCE SECURITY BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1997, 1996 AND 1995

                                                                     Page F-12
------------------------------------------------------------------------------

NOTE 1:  (Continued)

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

Forward commitments to sell, and put options on mortgage-backed securities are used to reduce interest rate risk on a portion of loans held for sale and anticipated loan fundings. The resulting gains and losses on forward commitments are deferred and included in the carrying values of loans held for sale. Premiums on put options are capitalized and amortized over the option period. Gains and losses on forward commitments and put options deferred against loans held for sale approximately offset equivalent amounts of unrecognized gains and losses on the related loans. Forward commitments to sell and put options on mortgage-backed securities that hedge anticipated loan fundings are not reflected in the consolidated statement of financial condition. Gains and losses on these instruments are not recognized until the actual sale of the loans held for sale. Loans generally fund in 10 to 30 days from the date of commitment.

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

Loan servicing income represents fees earned for servicing real estate and construction loan participations owned by investors, net of amortization expense. The fees are generally calculated on the outstanding principal balances of the loans serviced and are recorded as income when collected.

COMMERCE SECURITY BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1997, 1996 AND 1995

                                                                     Page F-13
------------------------------------------------------------------------------


NOTE 1:  (Continued)

SBA LENDING

The Company is qualified as a "Preferred Lender" under the SBA programs, allowing it to originate SBA loans based on its own underwriting decisions and without prior approval of the SBA. The Company sells the government guaranteed portion of the SBA loans at a premium, a portion of which is immediately recognized as income. The remaining portion of the premium, representing the estimated normal servicing fee retained by the Company, is capitalized and recognized as income over the estimated life of the loan.

LOAN SERVICING RIGHTS

Loan servicing rights are accounted for under the provisions of SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which became effective January 1, 1997.
SFAS 125 superseded SFAS 122, "Accounting for Mortgage Servicing Rights," but did not significantly change the methodology used to account for servicing rights. The servicing rights currently capitalized, included in other assets, are the result of servicing rights retained on sold SBA loans and are being amortized in proportion to and over the period of estimated servicing income. Management stratifies servicing rights based on origination period and interest rate and evaluates the recoverability in relation to the impact of actual and anticipated loan portfolio prepayment, foreclosure, and delinquency experience. The Company did not have a valuation allowance associated with the servicing rights portfolio as of December 31, 1997.

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

REAL ESTATE ACQUIRED THROUGH FORECLOSURE

Real estate acquired in settlement of loans is recorded at the lower of the unpaid balance of the loan at settlement date or the fair value less estimated costs to sell. A valuation allowance is established to reflect declines in value subsequent to foreclosure, if any, below the new basis. Required developmental costs associated with foreclosed property under construction are capitalized and considered in determining the fair value of the property. Operating expenses of such properties, net of related income, and gains and losses on their disposition are included in other non-interest expenses.

COMMERCE SECURITY BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1997, 1996 AND 1995

                                                                     Page F-14
------------------------------------------------------------------------------

NOTE 1:  (Continued)

INTANGIBLES ARISING FROM ACQUISITIONS

The Company has paid amounts in excess of fair value for CSB's, LNB's, and Eldorado's core deposits and tangible assets. Such amounts are being amortized by systematic charges to income (primarily for periods from 10 to 25 years) over a period which is no greater that the estimated remaining life of the assets acquired or not to exceed the estimated average remaining life of the existing deposit base assumed. The Company periodically reviews intangibles to assess recoverability and an impairment is recognized in operations if a permanent loss of value occurs.

FEDERAL AND STATE TAXES

The Company provides for income taxes under the provisions of SFAS 109,
"Accounting for Income Taxes."   Under the liability method which is
prescribed by SFAS 109, a deferred tax asset and/or liability is computed for both the expected future impact of differences between the financial statement and tax bases of assets and liabilities, and for the expected future tax benefit to be derived from tax loss and tax credit carryforwards. SFAS 109 also requires the establishment of a valuation allowance, if necessary, to reflect the likelihood of the realization of deferred tax assets. The effect of tax rate changes will be reflected in income in the period such changes are enacted.

Deferred income taxes are provided by applying the statutory tax rates in effect at the balance sheet date to temporary differences between the book basis and the tax basis of assets and liabilities. The resulting deferred tax assets and liabilities are adjusted to reflect changes in tax laws or rates.

STOCK-BASED COMPENSATION

On January 1, 1997, the Company adopted SFAS 123, "Accounting for Stock-Based Compensation", which permits entities to recognize as expense over the vesting period, the fair value of all stock-based awards on the date of grant. Alternatively, SFAS 123 also allows entities to continue to apply the provisions of Accounting Principles Board (APB ) Opinion 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion 25, which requires compensation expense be recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price, and provide the pro forma disclosure provisions of SFAS 123. See Note 13 of the Notes to Consolidated Statements for the pro forma net income and pro forma earnings per share disclosures.

PER SHARE DATA

All earnings per share amounts reflect the implementation of SFAS 128, "Earnings per Share."

COMMERCE SECURITY BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1997, 1996 AND 1995
                                                                     Page F-15
------------------------------------------------------------------------------


NOTE 1:  (Continued)

The weighted average number of common shares outstanding for basic and diluted earnings per share computations are as follows:


                                                         1997           1996           1995
NUMERATOR:

Net income (loss) before extraordinary item           $ 2,990,000      $2,325,000    $(630,000)
Less:  preferred stock dividend                          (730,000)              -            -
                                                      ------------    -----------    ----------
Net income (loss) before extraordinary item
  applicable to common shares (Basic)                   2,260,000       2,325,000     (630,000)
Extraordinary item                                              -               -      625,000
                                                      ------------    -----------    ----------
Net income (loss) applicable to common shares           2,260,000       2,325,000       (5,000)
Effect of dilutive securities                                   -               -            -
                                                      ------------    -----------    ----------

Net income (Dilutive)                                 $ 2,260,000      $2,325,000    $  (5,000)
                                                      ------------    -----------    ----------
                                                      ------------    -----------    ----------

DENOMINATOR:

Weighted average common shares outstanding
  (Basic)                                              14,813,125       5,300,773      268,198
Dilutive options and warrants                           2,456,177               -            -
                                                      ------------    -----------    ----------
Weighted average common stock outstanding
  (Dilutive)                                           17,269,302       5,300,773      268,198
                                                      ------------    -----------    ----------
                                                      ------------    -----------    ----------

EARNINGS (LOSS) PER SHARE:

Basic:
  Net income (loss) before extraordinary item         $      0.15      $     0.44    $   (2.35)
  Extraordinary item                                            -               -         2.33
                                                      ------------    -----------    ----------
  Net income (loss)                                   $      0.15      $     0.44    $   (0.02)
                                                      ------------    -----------    ----------
                                                      ------------    -----------    ----------
Dilutive:
  Net income (loss) before extraordinary item         $      0.13      $     .044    $   (2.35)
  Extraordinary item                                            -               -         2.33
                                                      ------------    -----------    ----------
  Net income (loss)                                   $      0.13      $     0.44    $   (0.02)
                                                      ------------    -----------    ----------
                                                      ------------    -----------    ----------

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform with the 1997 presentation.

COMMERCE SECURITY BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1997, 1996 AND 1995
                                                                       Page F-16
--------------------------------------------------------------------------------

NOTE 1:  (Continued)

ESTIMATES

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures in the consolidated financial statements. Actual results could differ from those estimates.


NOTE 2 - ACQUISITIONS AND 1996 REORGANIZATION:

A key element of the Company's strategic plan includes building profitability through acquisitions of community banks principally, but not exclusively, in and around its Southern California base, including bank's which are or recently were in troubled condition, and seeking to increase the earnings of the banks it has acquired through a combination of expense reduction programs, merger synergies, improvements in asset quality and strengthening of capital position. Since September 1995, the Company has completed three acquisitions, increasing the Company's assets by over $840 million, including the acquisition, completed on June 6, 1997, of Eldorado Bancorp ("Eldorado") and its bank subsidiary, Eldorado Bank, a community bank based in Tustin, California with approximately $400 million in total assets (collectively with the financing related thereto, the "Eldorado Acquisition"). Effective June 30, 1997, the Company consolidated via mergers (collectively, the "Bank Mergers") into Eldorado Bank the respective operations of its other subsidiaries - LNB, SDNB, and CSB.

On March 31, 1996, SDN Bancorp, Inc. ("SDN") completed its acquisition of LNB (the "Liberty Acquisition") for approximately $15.1 million in cash. LNB had total assets of approximately $150 million as of the acquisition date.

As of September 1, 1996, the Company completed the plan of reorganization (the "1996 Reorganization") contemplated by the Agreement and Plan of Reorganization dated April 23, 1996 (the "Agreement") between SDN and CSB. As part of the 1996 Reorganization, SDN became a subsidiary of the Company, effective August 31, 1996, in a transaction in which SDN shareholders received shares of the Company's common stock in exchange for all of the outstanding shares of SDN common stock. As of September 1, 1996, the Company completed the acquisition of CSB (the "Commerce Acquisition") in which the Company acquired all of the outstanding shares of CSB. Pursuant to the Agreement, holders of CSB common stock received approximately $14.1 million and a total of 1,543,691 shares of the Company. CSB had total assets of approximately $220 million at September 1, 1996.

Effective June 6, 1997, the Company completed the Eldorado Acquisition. The Acquisition was effected pursuant to an Agreement and Plan of Merger entered into between the Company and Eldorado on December 24, 1996 (the "Acquisition Agreement"). Pursuant to the Acquisition Agreement, the Company acquired 100% of the outstanding stock of Eldorado for cash consideration of $23.00 per share. Contemporaneously with the Acquisition, each Eldorado stock option that had

COMMERCE SECURITY BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1997, 1996 AND 1995
                                                                       Page F-17
--------------------------------------------------------------------------------

NOTE 2:  (Continued)

not previously been exercised (collectively, the "Eldorado Options") was canceled in return for the payment by Eldorado of the difference between the $23.00 price per share and the exercise price thereof. The aggregate consideration paid to holders of Eldorado common stock and Eldorado Options (net of the tax benefit arising out of the Eldorado Options) was approximately $90.3 million. Eldorado had total assets of approximately $400 million at June 6, 1997.

The Liberty, Commerce, and Eldorado Acquisition's were accounted for using the purchase method of accounting in accordance with APB Opinion 16, "Business Combinations". Under this method of accounting, the purchase price was allocated to the assets acquired and deposits and liabilities assumed based on their fair values as of the acquisition date. The consolidated financial statements include the operations of LNB, CSB, and Eldorado from the date of acquisition. Intangibles arising from the transactions totaled approximately $3.8 million in the Liberty Acquisition, $7.2 million in the Commerce Acquisition and approximately $50.2 million in the Eldorado Acquisition. Certain preacquistion contingency reserves were established as of the acquisition dates that are subject to adjustment during the "allocation period" in accordance with SFAS 38 "Accounting for Preacquisition Contingencies." The fair value of CSB has been adjusted to reflect the resolution of these contingencies established relating to certain litigation, writedowns of real estate owned and a settlement with the principal shareholder of CSB.

COMMERCE SECURITY BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1997, 1996 AND 1995
                                                                       Page F-18
--------------------------------------------------------------------------------

The following table sets forth selected pro forma combined financial information of SDN, LNB, CSB, and Eldorado for the years ended December 31, 1997 and 1996. The pro forma operating data reflects the effect of the Liberty Acquisition, the Commerce Acquisition and the Eldorado Acquisition for periods prior to acquisition, as if each was consummated at the beginning of the period presented. The pro forma results are not necessarily indicative of the results that would have occurred had such acquisitions actually occurred as of such dates, nor are they necessarily indicative of the results of future operations.


                                                        Pro Forma Combined for
                                                        Years Ended December 31,
                                                        ------------------------
                                                           1997         1996
                                                        (Unaudited)  (Unaudited)
                                                        -----------  -----------

 Interest Income                                        $65,648,000  $60,876,000
 Interest Expense                                        25,182,000   24,483,000
                                                        -----------  -----------

 Net interest income                                     40,466,000   36,393,000
 Provision for loan and lease losses                      1,495,000    1,158,000
                                                        -----------  -----------

 Net interest income after provision
   for loan and lease losses                             38,971,000   35,235,000
 Non-interest income                                     16,667,000   14,956,000
 Non-interest expense                                    48,407,000   53,508,000
                                                        -----------  -----------


 Income (loss) before taxes                               7,231,000   (3,317,000)
 Income before taxes
 Income tax (benefit) provision                           4,141,000   (2,231,000)
                                                        -----------  -----------

 Net income (loss)                                      $ 3,090,000  $(1,086,000)
                                                        -----------  -----------
                                                        -----------  -----------


NOTE 3 - CASH AND DUE FROM BANKS:

The Bank is required to maintain average reserve balances with the Federal Reserve Bank. Included in cash and due from banks in the consolidated statement of financial condition are restricted amounts aggregating $1,779,000 and $1,775,000 at December 31, 1997 and 1996, respectively.

COMMERCE SECURITY BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1997, 1996 AND 1995
                                                                       Page F-19
--------------------------------------------------------------------------------

NOTE 4 - INVESTMENT SECURITIES:

At December 31, 1997 and 1996, the Company's investment portfolio is as follows:


                                                                          December 31, 1997
                                                  --------------------------------------------------------------
                                                                                                    Estimated
                                                       Amortized        Gross        Unrealized      Market
                                                         Cost           Gains          Losses         Value
                                                         ----           -----          ------         -----
 Available for Sale:

 U.S. Treasury                                      $  21,415,000      $  51,000     $       -     $  21,466,000
 U.S. Government agencies                              13,460,000              -             -        13,460,000
 State and municipal securities                           615,000              -             -           615,000
 Mortgage-backed securities                            30,725,000              -        (9,000)       30,716,000
 Corporate bonds                                        1,038,000              -             -         1,038,000
                                                    -------------      ---------     ----------    -------------

 Total                                              $  67,253,000      $  51,000     $  (9,000)    $  67,295,000
                                                    -------------      ---------     ----------    -------------
                                                    -------------      ---------     ----------    -------------


                                                                          December 31, 1996
                                                  --------------------------------------------------------------
                                                                                                    Estimated
                                                       Amortized        Gross        Unrealized      Market
                                                         Cost           Gains          Losses         Value
                                                         ----           -----          ------         -----
 Available for Sale:

 U.S. Treasury                                      $  14,394,000      $  25,000     $  (9,000)    $  14,410,000
 State and municipal securities                           761,000          4,000             -           765,000
                                                    -------------      ---------     ----------    -------------

 Total                                              $  15,155,000      $  29,000     $  (9,000)    $  15,175,000
                                                    -------------      ---------     ----------    -------------
                                                    -------------      ---------     ----------    -------------

COMMERCE SECURITY BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1997, 1996 AND 1995
                                                                       Page F-20
--------------------------------------------------------------------------------

NOTE 4:  (Continued)


                                                                        December 31, 1996
                                                     ---------------------------------------------------------
                                                                                                    Estimated
                                                        Amortized         Gross Unrealized           Market
                                                          Cost           Gains        Losses          Value
                                                     -----------      --------      -----------    -----------
     Held to Maturity:

     U.S. Treasury                                   $   499,000       $ 3,000       $      -      $   502,000
     U.S. Government agencies                         19,226,000        30,000        (150,000)     19,106,000
     State and municipal securities                      300,000         3,000          (1,000)        302,000
                                                     -----------      --------      -----------    -----------

     Total                                           $20,025,000       $36,000       $(151,000)    $19,910,000
                                                     -----------      --------      -----------    -----------
                                                     -----------      --------      -----------    -----------

In conjunction with the Bank Mergers the Company changed its intent to hold to maturity those securities classified as such. Accordingly, the Company reclassified those securities to available-for-sale and recorded them at estimated fair value.

Amortized cost and estimated market value of debt securities at December 31, 1997, by contractual maturity, are shown below.

                                                                      Estimated
                                                       Amortized        Market
                                                         Cost           Value
                                                      -----------    -----------
      Due in one year or less                         $23,825,000    $23,875,000
      Due after one year through five years             8,980,000      8,982,000
      Due after five years through ten years           25,867,000     25,861,000
      Due after ten years                               8,581,000      8,577,000
                                                      -----------    -----------

         Subtotal                                     $67,253,000    $67,295,000
                                                      -----------    -----------

For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the weighted-average contractual maturities of the underlying collateral. The mortgage-backed securities may mature earlier than their weighted-average contractual maturities because of principal prepayments.

Investment securities with an amortized cost of $15,019,000 and $8,963,000 and an estimated market value of $15,035,000 and $8,849,000 at December 31, 1997 and 1996, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

Proceeds from sales and maturities of debt securities during 1997, 1996, and 1995 were $110,403,000, $56,627,000, and $3,416,000, respectively. Gross gains of $308,000, $-0-, and $-0- were realized on those transactions. Gross losses on sales totaled $87,000, $4,000, and $-0- for 1997, 1996, and 1995, respectively.

COMMERCE SECURITY BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1997, 1996 AND 1995
                                                                       Page F-21
--------------------------------------------------------------------------------

NOTE 5 - LOANS AND LEASES:

The loan and lease portfolio consists of the various types of loans and leases that are classified as held to maturity and available for sale. These loans and leases by major type are as follows:


                                                             December 31,
                                                    -----------------------------
                                                         1997           1996
                                                    -------------   -------------

      Commercial real estate                         $235,244,000   $ 86,397,000
      Residential real estate                         128,362,000    106,567,000
      Real estate construction                         30,651,000     12,352,000
      Consumer                                         62,323,000     22,512,000
      Commercial                                      115,919,000     47,772,000
      Land                                              4,966,000      6,460,000
      Direct financing leases                          40,819,000     46,498,000
                                                    --------------  -------------
                                                      618,284,000    328,558,000
     Less:
       Allowance for loan and lease losses             (9,395,000)    (5,156,000)
       Deferred loan fees and costs                    (3,006,000)    (2,444,000)
                                                    --------------  -------------
      Loans and leases, net                          $605,883,000   $320,958,000
                                                    --------------  -------------
                                                    --------------  -------------

The components of the Bank's leases receivable are summarized below:


                                                             December 31,
                                                    -----------------------------
                                                         1997           1996
                                                    -------------   -------------

      Future minimum lease payments                 $46,797,000     $53,508,000
      Residuals                                         796,000         511,000
      Initial direct costs                            1,363,000       1,018,000
      Unearned income                                (8,137,000)     (8,539,000)
                                                    ------------   -------------
      Total                                         $40,819,000     $46,498,000
                                                    ------------   -------------
                                                    ------------   -------------

An analysis of the activity in the allowance for loan and lease losses is as follows:


                                                        Years ended December 31,
                                                       -------------------------
                                                          1997            1996
                                                       ----------     ----------

Balance at beginning of year                           $5,156,000     $  639,000
Balance acquired                                        4,076,000      4,382,000
Provision for loan and lease losses                     1,495,000        515,000
Loans charged off                                      (2,503,000)      (650,000)
Loan recoveries                                         1,171,000        270,000
                                                       -----------    -----------

Balance at end of year                                 $9,395,000     $5,156,000
                                                       -----------    -----------
                                                       -----------    -----------

COMMERCE SECURITY BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1997, 1996 AND 1995
                                                                       Page F-22
--------------------------------------------------------------------------------

NOTE 5: (Continued)

At December 31, 1997, future minimum lease payments receivable are as follows:


        1998                                             $25,348,000
        1999                                              13,730,000
        2000                                               5,970,000
        2001                                               1,653,000
        2002                                                  94,000
        Thereafter                                             2,000
                                                         -----------

        Total                                            $46,797,000
                                                         -----------
                                                         -----------

There are no contingent rental payments included in income for the year ended December 31, 1997.

As of December 31, 1997 there were no loans outstanding to directors, officers or entities with which each of these individuals are associated, which in aggregate exceed $60,000 per individual, and there were $2,043,000 as of December 31, 1996. In the opinion of management, all transactions entered into between the Bank and such related parties have been and are in the ordinary course of business, and made on the same terms and conditions consistent with the Bank's general lending policies for similar transactions with unaffiliated persons.

The following table represents information relating to nonperforming and past due loans:

                                                              December 31,
                                                    ----------------------------
                                                        1997            1996
                                                    ------------    ------------

      Nonaccrual, not restructured                   $10,589,000     $5,483,000
      90 days or more past due, not on nonaccrual      4,638,000      1,314,000
      Restructured loans                               2,779,000      2,200,000
                                                    ------------    -----------

      Total                                          $18,006,000     $8,997,000
                                                    ------------    -----------
                                                    ------------    -----------

At December 31, 1997 and 1996, loans aggregating $13,368,000 and $7,683,000, respectively, have been designated as impaired. The total allowance for loan losses related to these loans was $1,585,000 and $695,000 at December 31, 1997 and 1996, respectively.

COMMERCE SECURITY BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1997, 1996 AND 1995
                                                                       Page F-23
--------------------------------------------------------------------------------

NOTE 5:  (Continued)

The average balance of impaired loans during 1997 and 1996 was $10,594,000 and $5,193,000, respectively. The Company is not committed to lending additional funds to debtors whose loans have been modified.

With respect to the above nonperforming loans, the following table presents interest income actually earned and additional interest income that would have been earned under the original terms of the loans:


                                                          Years Ended December 31,
                                                          ------------------------
                                                            1997        1996
                                                          ---------   ---------
      Non-accrual loans:
       Income recognized                                  $      0    $     -0-
       Income foregone                                     980,000     474,000

      Restructured loans:
       Income recognize                                    250,000      38,000
       Income foregone                                      49,000       5,000


NOTE 6 - MORTGAGE BANKING ACTIVITIES:

The Bank originates and sells residential mortgage loans to secondary market investors subject to certain recourse provisions. At December 31, 1997 and 1996, the Bank had sold loans with recourse with an unpaid principal balance of $61,512,000 and $27,118,000, respectively. The Bank had recorded a reserve of $316,000 and $436,000, in connection with such sales at December 31, 1997 and 1996, respectively.

As part of its mortgage banking activities, the Bank sold, subject to recourse, VA No-bid loans it originated prior to 1997. At December 31, 1997 and 1996, the Bank had limited recourse, on loans previously sold, with unpaid principal balances of approximately $25,106,000 and $31,997,000, respectively. The Bank has recorded reserves of $760,000 and $264,000 relating to these recourse provisions as of December 31, 1997 and 1996, respectively. During 1997, the Bank added to this reserve approximately $2,021,000 and charged off approximately $1,525,000 to this account related to these repurchase obligations. In management's opinion, these reserves are adequate to absorb losses inherent in the outstanding recourse obligations.

COMMERCE SECURITY BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1997, 1996 AND 1995
                                                                       Page F-24
--------------------------------------------------------------------------------

NOTE 7 - REAL ESTATE ACQUIRED THROUGH FORECLOSURE:

An analysis of the activity in the allowance for credit losses on real estate acquired through foreclosure as of December 31, 1997 and 1996 is as follows:


                                                              December 31,
                                                       -------------------------
                                                          1997           1996
                                                       ----------     ----------

      Balance at the beginning of year                 $ 485,000      $ 320,000
      Balance acquired                                         0        576,000
      Provision charged to expense                       176,000         72,000
      Balances related to properties sold               (209,000)      (483,000)
      Charge-offs                                              0              -
                                                       ----------     ----------

      Balance at the end of year                       $ 452,000      $ 485,000
                                                       ----------     ----------
                                                       ----------     ----------

NOTE 8 - PREMISES AND EQUIPMENT:

Premises and equipment are summarized as follows:


                                                              December 31,
                                                       --------------------------
                                                          1997           1996
                                                      -------------   ------------

      Land                                            $  2,671,000    $   204,000
      Buildings                                          6,161,000        369,000
      Furniture, fixtures and equipment                 12,822,000      8,606,000
      Leasehold improvements                             5,007,000      2,694,000
      Leasehold interests                                  732,000              -
                                                      -------------   ------------
                                                        27,393,000     11,873,000

          Less: Accumulated depreciation
           and amortization                            (16,161,000)    (7,962,000)
                                                      -------------   ------------

      Premises and equipment, net                     $ 11,232,000    $ 3,911,000
                                                      -------------   ------------
                                                      -------------   ------------

Depreciation and amortization of premises and equipment included in operating expense amounted to $1,702,000, $642,000, and $201,000 in 1997, 1996 and 1995,
respectively.

COMMERCE SECURITY BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1997, 1996 AND 1995
                                                                     Page F-25
------------------------------------------------------------------------------

NOTE 9 - DEPOSITS:

A summary of deposits is as follows:


                                                             December 31,
                                                     ---------------------------
                                                         1997           1996
                                                     ------------   ------------
 Noninterest bearing:

  Checking                                           $205,998,000   $ 63,373,000
  Bank controlled                                       6,391,000      4,211,000
  Title and escrow                                     76,670,000     58,141,000
  Custodial                                               285,000      1,160,000
                                                     ------------   ------------
                                                      289,344,000    126,885,000
 Interest bearing:

  Passbook                                             98,465,000     42,190,000
  NOW and Super NOW                                    97,416,000     38,602,000
  Money market                                         98,189,000     25,662,000
  Certificates of deposit $100,000 or greater          82,076,000     25,903,000
  Other certificates                                   99,713,000    123,789,000
                                                     ------------   ------------
                                                      475,859,000    256,146,000
                                                     ------------   ------------

 Total deposits                                      $765,203,000   $383,031,000
                                                     ------------   ------------
                                                     ------------   ------------


A summary of certificates of deposit maturities is as follows:


                                                              December 31,
                                                     ---------------------------
                                                         1997            1996
                                                     ------------   ------------
1998                                                 $171,491,000   $138,142,000
1999                                                   10,134,000     11,400,000
2000                                                       99,000         60,000
2001                                                       65,000         90,000
2002                                                            -              -
Thereafter                                                      -              -
                                                     ------------   ------------
                                                     $181,789,000   $149,692,000
                                                     ------------   ------------
                                                     ------------   ------------


Interest expense for certificates of deposit in amounts of $100,000 or more was $4,710,000, $677,000, and $218,000 for the years ended December 31, 1997,
1996, and 1995, respectively.

COMMERCE SECURITY BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1997, 1996 AND 1995
                                                                     Page F-26
------------------------------------------------------------------------------

NOTE 10 - BORROWINGS

MANDATORY CONVERTIBLE DEBENTURES

In conjunction with the Bank Mergers on June 30, 1997, the Company assumed certain obligations of its subsidiary SDN Bancorp. Among these obligations were mandatory convertible debentures that total approximately $537,000. The mandatory convertible debentures bear interest at Wall Street Journal prime plus 3.0%, payable quarterly. The debentures are mandatorily convertible at March 30, 1998 into the Company's common stock, at a rate equal to the lower of: (i) $52.50 per share (subject to certain anti-dilutive adjustments and the power of the Company's Board of Directors to reduce the conversion price), or (ii) the then current fair market value per share of the Company's common stock. Prior to March 30, 1998, the debentures are convertible, at the option of the holder, between April 15 and June 15 of each calendar year, or within 60 days after the date of any Notice of Redemption by the Company, at a price of $52.50 per share (subject to certain anti-dilutive adjustments and the power of the Company's Board of Directors to reduce the conversion price).

The debentures are not subject to any sinking fund requirements and are subordinated in right of payment to the obligations of the Company under any other indebtedness. At the Company's option, the debentures are redeemable, subject to Federal Reserve Bank approval, at 100% of par. The indenture does not provide for a right of acceleration of the debentures upon a default in payment of interest or principal or in the performance of any covenant in the debentures or the indenture, and no trustee is appointed under the indenture to enforce the rights of the debenture holders. Prior to conversion of the debentures, a debenture holder has none of the rights or privileges of a shareholder of the Company. The Company has provided the debenture holders with a Notice of Redemption and these debentures will be redeemed as of March 27, 1998.

SUBORDINATED DEBENTURES

In June 1997, CSBI Capital Trust I (the "subsidiary trust"), issued $27,657,000 of 11 3/4% Trust Originated Preferred Securities (the "preferred securities"). In connection with the subsidiary trust's issuance of the preferred securities, the Company issued to the subsidiary trust $27,657,000 principal amount of its 11 3/4% subordinated debentures, due June 6, 2027 (the "subordinated debentures"). The sole assets of the subsidiary trust are and will be the subordinated debentures. The Company's obligation under the subordinated debentures and related agreements, taken together, constitute a firm and unconditional guarantee by the Company of the subsidiary trust's obligation under the preferred securities.

COMMERCE SECURITY BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1997, 1996 AND 1995
                                                                     Page F-27
------------------------------------------------------------------------------

NOTE 11 - INCOME TAXES:

The components of the income tax provisions (benefits) for the years ended December 31 are as follows:


                                                                Years Ended December 31,
                                                       ------------------------------------------
                                                          1997             1996           1995
                                                       ----------      -----------      ---------
Current:
    Federal                                            $1,934,000      $   (38,000)     $       -
    State                                                 819,000            5,000              -
                                                       ----------      -----------      ---------
    Total current provision (benefit)                   2,753,000          (33,000)             -
                                                       ----------      -----------      ---------
Deferred:
    Federal                                               835,000       (1,276,000)      (322,000)
    State                                                  24,000         (194,000)      (121,000)
                                                       ----------      -----------      ---------
    Total deferred provision (benefit)                    859,000       (1,470,000)      (443,000)
                                                       ----------      -----------      ---------
    Total income tax provision (benefit)               $3,612,000      $(1,503,000)     $(443,000)
                                                       ----------      -----------      ---------
                                                       ----------      -----------      ---------


COMMERCE SECURITY BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1997, 1996 AND 1995
                                                                     Page F-28
------------------------------------------------------------------------------

NOTE 11:  (Continued)

The amount of deferred tax assets (liabilities) resulting from each type of temporary difference are as follows:


                                                              December 31,
                                                     --------------------------
                                                          1997           1996
                                                     -----------    -----------
Deferred tax liabilities:
 FHLB stock dividends                                $  (216,000)   $  (174,000)
 Depreciation                                           (575,000)      (172,000)
 Bad debt reserve recapture                           (1,860,000)             0
 Deferred loan costs                                    (462,000)      (679,000)
 State taxes                                             (17,000)      (223,000)
 Deferred lease acquisition cost                        (611,000)             0
 Core deposits                                          (525,000)             0
 Other                                                   (45,000)             0
                                                     -----------    -----------
 Total deferred tax liabilities                       (4,311,000)    (1,248,000)
                                                     -----------    -----------
Deferred tax assets:
 Provision for loan losses                           $ 4,216,000    $ 1,202,000
 Accrued expenses                                        181,000         51,000
 Other reserves                                          248,000        645,000
 Real estate acquired through foreclosure                143,000         88,000
 NOL carryforward                                      1,363,000      1,509,000
 General business credit                                  77,000         77,000
 AMT credit                                              104,000        104,000
 Salary continuation payable                             375,000              0
 Restricted stock                                        226,000              0
 Accrued Legal                                         1,134,000              0
 Refinance reserve                                       341,000              0
 Other                                                         0        336,000
                                                     -----------    -----------
 Total deferred tax assets                             8,408,000      4,012,000
                                                     -----------    -----------
Net deferred tax asset                               $ 4,097,000    $ 2,764,000
                                                     -----------    -----------


As of December 31, 1997, no valuation allowance has been established against the recorded net deferred tax asset as, in management's opinion, it is more likely than not that such asset will be realized.

COMMERCE SECURITY BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1997, 1996 AND 1995
                                                                     Page F-29
------------------------------------------------------------------------------

NOTE 11:  (Continued)

The income tax provisions (benefits) varied from the federal statutory rate of 34% for 1997, 1996 and 1995, for the following reasons:


                                                                    Years Ended December 31,
                                                               ----------------------------------
                                                               1997           1996           1995
                                                               ----           ----           ----
Statutory federal expected tax rate                            34.0%          34.0%          34.0%
Increase in income taxes resulting from:
    State franchise tax (net of federal benefit)                8.4            7.5            7.5
    Goodwill                                                   10.5           18.9              -
    Other                                                       1.8           (0.4)          (0.3)
                                                               ----           ----           ----
Effective tax rate                                             54.7           60.0           41.2

Release of valuation allowance                                  -           (242.8)             -
                                                               ----           ----           ----
Total effective tax rate                                       54.7%        (182.8)%         41.2%
                                                               ----           ----           ----
                                                               ----           ----           ----


At December 31, 1997 the Bank had federal net operating loss carryforwards of approximately $3,862,000, which expire in the years 2009 through 2011 and California net operating loss carryforwards of approximately $1,200,000 which will expire in the years 1999 through 2001.

Use of these NOLs are subject to limitations imposed by the Internal Revenue Code Section 382, which restrict the use of NOLs in the event of a change in ownership. These limitations are not expected to impact the Company's ability to utilize these NOLs.

NOTE 12 - STOCKHOLDER'S EQUITY:

LIBERTY ACQUISITION

As of March 27, 1996, Dartmouth Capital Group, L.P. ("Partnership" or "DCG"), SDN's controlling shareholder, invested approximately $13.4 million in SDN to fund the Liberty Acquisition. In exchange for that investment, SDN issued a total of 3,392,405 additional shares of SDN common stock at a price per share of $3.95, SDN's book value per share as of December 31, 1995. At the Partnership's direction, SDN issued 1,764,000 of those shares of common stock, in the aggregate, to certain limited partners of the Partnership (the "Direct Holders") and the remaining 1,628,405 shares of common stock directly to the Partnership. A total of 38,300 shares were issued to investment bankers involved in the Liberty Acquisition and an additional 1,400 shares were issued to the directors of Liberty at a price of $5.l85 per share.

COMMERCE SECURITY BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1997, 1996 AND 1995

                                                                     Page F-30
------------------------------------------------------------------------------

NOTE 12:  (Continued)

1996 REORGANIZATION

As of September 1, 1996, the Company completed the 1996 Reorganization contemplated by the Agreement between SDN and CSB. As part of the 1996 Reorganization, SDN became a subsidiary of the Company, effective August 31, 1996, in a transaction in which SDN shareholders received shares of the Company's common stock in exchange for all of the outstanding shares of SDN common stock.

COMMERCE ACQUISTION

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

ELDORADO ACQUISITION.

Approximately $94.8 million of cash was necessary to pay the cash consideration to holders of Eldorado common stock and Eldorado stock options and Eldorado Acquisition-related expenses incurred by the Company, of which $14.5 million was funded from Eldorado's excess capital and $80.3 million was raised through the Company's sale, effective June 6, 1997, of Class B Common Stock, Special Common Stock, a Junior Subordinated Debenture (and, indirectly, Series A Capital Securities), Series B Preferred Stock and common stock warrants, as described below.

CLASS B COMMON STOCK. In conjunction with the Eldorado Acquisition financing, the 9,697,430 shares of Company common stock, $.01 par value per share, outstanding immediately prior to the closing of the Eldorado Acquisition were redesignated as "Class B Common Stock," and the Company issued

COMMERCE SECURITY BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1997, 1996 AND 1995

                                                                     Page F-31
------------------------------------------------------------------------------


NOTE 12:  (Continued)

4,248,431 additional shares of Class B Common Stock to various accredited investors for consideration of $20,016,000.

DCG, the Company's largest shareholder, purchased 1,012,244 of those shares of Class B Common Stock for aggregate consideration of $4,795,000, of which $4.3 million initially was made in the form of a loan to the Company in December 1996 to fund an escrow account that would have been forfeited to Eldorado if the Company were unable to consummate the Acquisition financing. Peter H. Paulsen, a director of the Company, loaned $200,000 to the Company on the same terms as DCG. That $4.5 million was converted to shares of Class B Common Stock upon the consummation of the Acquisition at a purchase price of $4.40 per share less a 1% commitment fee.

SPECIAL COMMON STOCK. The Company sold a total of 4,825,718 shares of Special Common Stock, $.01 par value per share (the "Special Common"), to DCG, Madison Dearborn Capital Partners II, L.P., ("MDP"), Olympus Growth Fund II, L.P., ("Olympus I"), and Olympus Executive Fund, L.P., ("Olympus II" and collectively with Olympus I, "Olympus") at a gross purchase price of $4.81 per share, representing an aggregate payment of $23,212,000. Neither MDP nor Olympus is an affiliate of the other, and prior to their investment in the Company, neither was an affiliate of the Company or DCG.

The Special Common Stock will be entitled to a liquidation preference over the Class B Common Stock , in the case of a liquidation or a change in control of the Company the distribution per share of Common Stock is less than $4.81. With the exception of 927,826 shares of Non-Voting Special Common Stock issued to each of MDP and Olympus, the Special Common Stock will have one vote per share and will vote as a class with the Class B Common Stock. The Voting Special Common and the Class B Common Stock are hereinafter sometimes referred to as the "Voting Common Stock."

SUBORDINATED DEBENTURE AND SERIES A CAPITAL SECURITIES. CSBI Capital Trust I (the "Trust"), a special purpose trust formed by the Company, issued a total of 27,657 shares of 11% Series A Capital Securities, $1,000 initial liquidation value per share (the "Series A Securities"), to DCG, MDP and Olympus for an aggregate cash payment of $27,657,000. The Trust in turn invested the proceeds of the Series A Securities in a Junior Subordinated Debenture issued by the Company.

SERIES B PREFERRED STOCK. The Company issued a total of 116,593 shares of 11.0% Series B Preferred Stock, $100 par value per share (the "Series B Preferred"), to DCG, MDP and Olympus for an aggregate amount of $11,545,210, net of a 1% commitment fee.

COMMON STOCK WARRANTS. In connection with the purchase of the Series B Preferred Stock, each of MDP, Olympus and DCG purchased a common stock warrant (collectively, the "Investor Warrants") that entitles the holder to purchase shares of Class B Common Stock at an exercise price of $4.81 per share. An aggregate of 4,000,000 shares of Class B Common Stock are subject to the Investor

COMMERCE SECURITY BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1997, 1996 AND 1995

                                                                     Page F-32
------------------------------------------------------------------------------

NOTE 12:  (Continued)

Warrants. The Investor Warrants expire on June 6, 2007. The aggregate purchase price of the Investor Warrants was $40,000.

The Company also issued common stock warrants (collectively, the "Shattan Warrants") to The Shattan Group, LLC, which acted as the Company's placement agent for the sale of securities to MDP and Olympus. The Shattan Warrants, which were issued as of June 6, 1997 and July 15, 1997, respectively, entitle the holders thereof to purchase an aggregate of 482,433 shares of Class B Common Stock at an exercise price of $4.81 per share and expire on June 6, 2000 and July 15, 2002, respectively. The aggregate purchase price of the Shattan Warrants was $4,824.

CANCELLATION OF COMMON STOCK

In October 1997, the Company settled litigation that it had brought against the former majority shareholder of CSB, and certain other directors and officers of CSB arising out of the Company's acquisition of CSB in September 1996. As part of that settlement, the Company canceled 424,182 shares of Class B Common Stock that was recorded as a purchase price adjustment.

NOTE 13.  EMPLOYEE BENEFIT PLANS:

401 (k) RETIREMENT PLAN

The Company has a retirement plan under Section 40l(k) of the Internal Revenue Code. All employees of the Company are eligible to participate in the 40l(k) plan if they are twenty-one years of age or older and have completed 500 hours of service. Under the plan, eligible employees are able to contribute up to 10% of their compensation (some limitations apply to highly compensated employees). Company contributions are discretionary and are determined annually by the Board of Directors. The Company's contribution was approximately $310,000 for 1997 and -0- for 1996.

DEFINED BENEFIT PENSION PLAN

The Company has an employment agreement with certain executive officers that provides for a defined benefit pension plan that includes the following pension costs for the year ended December 31, 1997. These employment agreements were acquired in conjunction with the Eldorado acquisition and the Company had no such plans prior to 1997:


Service cost of benefits earned during the year          $ 43,342
Interest costs of projected benefit obligation             66,815
Net amortization and deferral                              23,000
                                                       -------------
                                                         $133,157
                                                       -------------
                                                       -------------


COMMERCE SECURITY BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1997, 1996 AND 1995

                                                                     Page F-33
------------------------------------------------------------------------------

NOTE 13:  (Continued)

The funded status of the plan at December 31, 1997 was as follows:


Actuarial present value of vested benefit obligation   $1,073,749
                                                      ------------
                                                      ------------

Accumulated and projected benefit obligation           $1,073,749
Plan assets at fair value                                      (0)
                                                      ------------

Projected benefit obligation in excess of plan assets   1,073,749
Unrecognized net (loss) gain                             (114,917)
Unrecognized prior service cost                           (11,499)
                                                      ------------

Accrued pension and retirement cost included
    in accompanying consolidated financial statements     947,333
Additional minimum liability                              126,416
                                                      ------------
Required minimum liability                             $1,073,749
                                                      ------------
                                                      ------------


The projected benefit obligation was determined using a weighted-average assumed discount rate of 7.00% for the year ended December 31, 1997.

RESTRICTED STOCK PLAN

During 1997, the Company's shareholders approved the adoption of a Restricted Stock Plan, providing for the issuance of common stock to the Company's president, subject to restrictions on sale or transfer. The restrictions on sale or transfer expire over a period of four years which coincides with the president's retirement. Under this plan 427,556 restricted shares were issued with a market value of $2,012,000. This amount was recorded as unearned compensation and is shown as a separate component of shareholders' equity. Unearned compensation is being amortized to expense over the four year vesting period with expense of $503,000 recorded for 1997.

STOCK OPTION PLAN

In January 1997 the Company adopted the Option Plan pursuant to which the Company's Board of Directors or the Compensation Committee (the "Committee") may grant stock options to the Company's president and other officers of the
Company or any of its subsidiaries.    There are currently 1,457,200 shares
of Class B Common Stock subject to the Option Plan. The Option Plan provides only for the issuance of so-called "nonqualified" stock options (as compared to incentive stock options). At December 31, 1997 the Company's president and chief financial officer hold options to purchase 728,600 and 50,000 shares of Class B Common Stock, respectively. The president had 309,500 options granted on February 4, 1997 and 419,100 options granted on July 15, 1997. The chief financial officer's options were granted on June 6,

COMMERCE SECURITY BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1997, 1996 AND 1995

                                                                     Page F-34
------------------------------------------------------------------------------

NOTE 13:  (Continued)

1997. In February 1998, the Company granted an additional 210,000 options to purchase Class B Common Stock under the 1997 Plan to certain officers and directors of the Bank. The exercise price for each separate tranche is fixed based upon a semi-annual compounding of a "base rate" using the 5-year U. S. Treasury rate in effect at the date of grant. The options granted will vest over four years, in half-year increments, with the first portion vesting on the 18-month anniversary of the date of grant. The Option Plan provides that unless the Committee otherwise determines, the options will have a six-year term, expiring on the sixth anniversary of the date of grant.

The president's options will become fully vested in connection with a change in control, termination his employment agreement by the Company without cause, or if he dies or becomes permanently disabled.

For all other option holders, the options would become fully vested if the option holder is actually or constructively terminated without cause during a two-year period following a change in control.

A summary of transactions in the Option Plans for the year ended December 31, 1997 follows:


                                                 Available                        Weighted
                                                 for Grant       Outstanding   Average Price
Shares authorized under the 1997 plan           1,457,200               -                  -
Options granted                                  (778,600)        778,600              $5.13
                                                ----------       ---------      ------------
Balance at December 31, 1997                      678,600         778,600              $5.13
                                                ----------       ---------      ------------
                                                ----------       ---------      ------------
Exercise Price                                                                   $4.81-$6.10
                                                                                ------------
                                                                                ------------


The Company did not have any options outstanding prior to 1997.
Additionally, there were no options canceled or exercised during 1997.

The Company applies APB Opinion 25 in accounting for its Options Plan and, accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under the methodology prescribed under SFAS 123, the Company's net earnings and earnings per share for 1997 would have been reduced to the pro forma amounts indicated below. The per share weighted-average fair value of the stock optons granted during 1997 was $1.23. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with

COMMERCE SECURITY BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1997, 1996 AND 1995

                                                                     Page F-35
------------------------------------------------------------------------------

NOTE 13:  (Continued)

the following assumptions: expected dividend yield 0.0%, risk-free interest rate of 5.5%, an expected life of 6 years and expected volatility of 20%.


  Net earnings:
       As reported                                                $2,990,000
       Pro forma                                                  $2,434,000

  Basic earnings per share:
       As reported                                                  $0.15
       Pro forma                                                    $0.11

  Diluted earnings per share:
       As reported                                                  $0.13
       Pro forma                                                    $0.09


NOTE 14 - CAPITAL ADEQUACY:

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classifications are also subject to qualitative judgment by the regulators about components, risk weighting, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1997, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 1997, the most recent notification from the Department of Financial Institutions (DFI) categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

COMMERCE SECURITY BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1997, 1996 AND 1995

                                                                     Page F-36
------------------------------------------------------------------------------


NOTE 14:  (Continued)

The Bank's actual capital amounts and ratios are presented in the table below (dollars in thousands):


                                             December 31, 1997                           December 31, 1996
                                 ------------------------------------------  ---------------------------------------
                                                         Minimum Capital                           Minimum Capital
                                        Actual              Adequacy               Actual             Adequacy
                                 --------------------  --------------------  ------------------  -------------------
                                   Ratio     Amount     Ratio      Amount      Ratio    Amount    Ratio      Amount
                                 --------   ---------  -------   ----------  --------  --------  -------   ---------
Tier 1 Capital:
  CSB, Inc. (1)                    8.85%    $55,600      4.0%     $25,129     9.22%    $29,867     4.0%     $12,953
  EB                               8.91      55,886      4.0       25,089        -           -       -            -
  CSB (1)                             -           -        -            -     6.90      12,069     4.0        6.999
  LNB                                 -           -        -            -     8.68       9,131     4.0        4,208
  SDNB                                -           -        -            -    14.52       6,174     4.0        1,700


Leverage Capital:
  CSB, Inc. (1)                    6.59%    $55,600      3.0%     $25,311     6.98%    $29,867     3.0%     $12,845
  EB                               6.64      55,886      3.0       25,250        -           -       -            -
  CSB (1)                             -           -        -            -     4.99      12,069     3.0        7,251
  LNB                                 -           -        -            -     6.19       9,131     3.0        4,428
  SDNB                                -           -        -            -    11.05       6,174     3.0        1,676


Total Capital:
  CSB, Inc. (1)                   10.18%    $64,014      8.0%     $50,306    10.64%    $34,466     8.0%     $25,906
  EB                              10.16      63,749      8.0       50,196        -           -       -            -
  CSB (1)                             -           -        -            -     8.15      14,263     8.0       13,999
  LNB                                 -           -        -            -     9.97      10,483     8.0        8,416
  SDNB                                -           -        -            -    15.78       6,708     8.0        3,401


(1) Reflects March 1997 agreements which retroactively release the Bank from contingent recourse liability with respect to $206,309,000 of previously sold mortgage servicing rights.

NOTE 15 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK:

In the ordinary course of business, the Company enters into various types of transactions which involve financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit and sell loans, standby letters of credit, forward commitments to sell mortgage-backed securities and put options to sell mortgage-backed securities and are not reflected in the accompanying consolidated statement of financial condition. These financial instruments carry various degrees of credit and market risk. Credit risk is defined as the possibility that a loss may occur from the failure of another party to perform according to the terms of the contract. Market risk is the possibility that future changes in market prices will make a financial instrument less valuable. Management does not anticipate that the settlement of these financial instruments will have a material adverse effect on the Company's financial position or results of operations.

COMMERCE SECURITY BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1997, 1996 AND 1995

                                                                     Page F-37
------------------------------------------------------------------------------

NOTE 15: (Continued)

The contract or notional amounts of those instruments reflect the extent of the Company's involvement in particular classes of financial instruments. The following is a summary of the notional amounts of various off-balance sheet financial instruments entered into by the Company as of December 31, 1997:


     Commitments to extend credit                             $173,801,000
     Standby letters of credit                                   2,028,000
     Put options to sell mortgage-backed securities             10,000,000
     Forward commitments to sell mortgage-backed securities     26,000,000


The Company is principally engaged in providing commercial loans and leases with interest rates that fluctuate with the various market indices and variable-rate real estate loans. These loans are primarily funded through short-term demand deposits and certificates of deposit with fixed rates. The contractual amounts of commitment to extend credit, standby and commercial letters of credit represent the amount of credit risk. Since many of the commitments and letters of credit are expected to expire without being drawn, the contractual amounts do not necessarily represent future cash requirements.

Commitments to extend credit are agreements to lend to a customer as long as there are no violations of any conditions established in the contract. The Company evaluates the creditworthiness of each customer. The amount of collateral obtained, if deemed necessary by the Company upon the extension of credit, is based upon management's evaluation. Collateral varies, but may include securities, accounts receivable, inventory, personal property, equipment, income property, commercial and residential property. Commitments generally have fixed expiration dates or other terminal clauses and may require the payment of fees. The Company experiences interest rate risk on commitments to extend credit which are at fixed rates. There were no fixed rate commitments at December 31, 1997 or 1996.

Standby letters of credit are written conditional commitments issued by the Company to guarantee the performance of a customer to a third party, generally in the production of goods and services or under contractual commitments in the financial market. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank uses the same underwriting policies as if a loan were made.

The Bank's policy is to hedge a portion of its loans held for sale and its commitments to originate loans against interest rate risk with forward commitments to sell, or put options on, mortgage-backed securities. Forward commitments are contracts for delayed delivery of securities in which the Bank agrees to make delivery at a specified future date of a specified security, at a specified price or yield. Put options convey to the Bank the right, but not the obligation, to sell the securities at a contractually specified price. Risks arise from the possible inability of counterparties to meet the terms of their contracts and from movements in securities' values and interest rates. The Bank tries to minimize

COMMERCE SECURITY BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1997, 1996 AND 1995

                                                                     Page F-38
------------------------------------------------------------------------------


NOTE 15:  (Continued)

these risks by dealing with only primary brokers and maintaining correlation with the asset or commitment being hedged. The Bank monitors its exposure through the use of valuation models provided by a financial advisory service. The unrealized losses on open forward contracts to sell mortgage-backed securities were $44,000 and $4,000 as of December 31, 1997 and 1996, respectively. There were no unrealized losses on open put options to sell mortgage-backed securities as of December 31, 1997 and 1996.

Commitments to sell loans are agreements to sell loans originated by the Bank to investors. These commitments may be optional or mandatory. Under an optional commitment, a commitment fee is paid and the Bank carries no risk in excess of the loss of such fee in the event that the Bank is unable to deliver the loans into the commitment. Mandatory commitments may entail possible financial risk to the Bank if it is unable to deliver the loans in sufficient quantity or at sufficient rates for commitments which are at a fixed rate. There were commitments of $26,000,000 and $17,161,000 at December 31, 1997 and 1996. At December 31, 1997 the commitments were a combination of fixed and adjustable rate loans with coupons ranging from 5.5% to 7.50% and with settlement dates ranging from February 12, 1998 to February 24, 1998.
The Bank had closed loans at December 31, 1997 of $8,224,000 with which to satisfy those commitments and a pipeline of unclosed loans of $43,507,000 that in management's opinion, will be sufficient to fulfill the balance of the commitment.

COMMERCE SECURITY BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1997, 1996 AND 1995

                                                                     Page F-39
------------------------------------------------------------------------------


NOTE 16 - DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS:

Fair values for each class of financial instruments are as follows:


                                                          December 31, 1997              December 31, 1996
                                                   -----------------------------  -----------------------------
                                                    Carrying Value   Fair Value    Carrying Value   Fair Value
                                                   ---------------- ------------  ---------------- ------------
Financial Assets:
    Cash and federal funds sold                      $121,030,000   $121,030,000    $46,560,000    $46,560,000
    Investment securities                              67,295,000     67,295,000     35,200,000     35,085,000
    Loans and leases receivable                       522,054,000    527,736,000    263,641,000    265,235,000
    Servicing sale receivable                           1,247,000      1,247,000      2,870,000      2,870,000
    Mortgage loans held for sale                       96,230,000     97,192,000     64,917,000     65,025,000

Financial Liabilities:
    Deposits                                         $765,203,000    $751,799,00   $383,031,000   $379,544,000
    Federal funds purchased                             2,050,000      2,050,000           --             --
    Due to related parties                                      -              -      4,500,000      4,500,000
    Mandatory convertible debentures                      537,000        537,000        537,000        537,000
    Guaranteed preferred beneficial
      interest in the Company's junior
      subordinated debentures                          27,657,000     27,657,000              -              -


CASH AND FEDERAL FUNDS SOLD

For cash and Federal funds sold the carrying amount is a reasonable estimate of fair value.

INVESTMENT SECURITIES

All investment securities are marketable and have an easily determined market value. Market quotes are used in determining the fair value.

LOANS AND LEASES RECEIVABLE

Loans were broken into fixed and variable rate loans for this analysis. The credit risk component of the fair value analysis is assumed to be approximated by the loan and lease loss reserve. A separate analysis is conducted on the adequacy for the allowance for loan and lease losses and should be a reasonable proxy for this credit risk component.

Fixed rate commercial and consumer loans are valued using a discounted cash flow model that assumes a prepayment rate of 10% and a discount rate of prime plus 50 basis points. These commercial and consumer loans were grouped into categories and the weighted average maturity and rate were used in computing the future cash flows. Leases are regularly sold into the secondary

COMMERCE SECURITY BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1997, 1996 AND 1995
                                                                     Page F-40
------------------------------------------------------------------------------

NOTE 16:  (Continued)

market and on average have sold at a premium of approximately 3 percent. To determine the fair value of leases, this potential sale premium was discounted to par to account for the delinquent leases that would not garner the same sale premium. Fixed rate residential mortgage loans were valued at par realizing that any premiums attributable to the performing portfolio would be offset by discounts in the delinquent portion of the portfolio.

Variable rate loans were broken down by loan type and evaluated based upon the current weighted average rate of the loans in comparison to current market conditions. Premiums of up to 2 percent were applied to those groups of loans that had higher than market rates while loans at or below market were discounted.

SERVICING SALE RECEIVABLE

The amounts recorded are generally collected within 90 days, and as such the carrying amount is a reasonable estimate of the fair value.

MORTGAGE LOANS HELD FOR SALE

Loans held for sale are valued at a premium of 1%. These loans consist of residential mortgage loans and are largely a fixed rate product. The premium used approximates the gain that would be recognized on the sale of these loans, discounted for hedging and sales costs.

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

Interest bearing demand, savings and money market accounts - These accounts are all priced competitively in the marketplace and are low cost funds for the Bank. As such, these deposits have also been ascribed as premium accounts and value with a factor of .99.

Certificates of deposit - Certificates of deposit accounts ("CD") were marked to market utilizing current CD rates compared to rates being paid. CDS were grouped based upon their remaining maturities and the weighted average maturity and rates were grouped based upon their remaining maturities and the weighted average maturity and rates were utilized in the analysis. Current rates for CD's were determined utilizing the Treasury rates for comparable maturities less 25 basis points.

COMMERCE SECURITY BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1997, 1996 AND 1995
                                                                     Page F-41
------------------------------------------------------------------------------

NOTE 16:  (Continued)

Generally, rates currently being paid are higher than current market rates which results in these accounts having a lower fair value.

BORROWINGS

Federal funds purchased are over-night investments and the carrying value is a reasonable estimate of fair value. For subordinated debentures, having been recently priced at the issuance in 1997, the carrying value is a reasonable estimate of fair value. The mandatory convertible debentures will be redeemed at par in March 1998, and as such the carrying value is also a reasonable estimate of its fair value.

DUE TO RELATED PARTIES

Notes payable to related parties have a maturity of less than one year and are stated at cost.

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

Forward Commitments to Sell Mortgage-Backed Securities - Fair value is based on quoted prices for financial instruments with identical or similar terms. The fair value of forward commitments to sell mortgage-backed securities is not material.

Put Options to Sell Mortgage-Backed Securities - Fair value is derived from active exchange quotations. The fair value of put options to sell mortgage-backed securities is not material.

NOTE 17 - COMMITMENTS AND CONTINGENCIES:

LITIGATION

As of December 31, 1997, no litigation is pending against Commerce Security Bancorp, Inc.. The Bank is the plaintiff in an action, originally filed by CSB in January 1994, seeking (among other things) to restrain a former CSB loan production office manager from engaging in activities harmful to the Bank and its employees. In June 1994, the former employee filed a cross-complaint against the Bank and certain individual employees alleging wrongful termination, breach of contract, defamation and various other causes of action. Following a jury trial, judgment was entered against the Bank in

COMMERCE SECURITY BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1997, 1996 AND 1995
                                                                     Page F-42
------------------------------------------------------------------------------

NOTE 17:  (Continued)

October 1997, and this matter is now on appeal. In conjunction with this initial judgment, the Bank recorded a reserve for the full amount of the judgment.

The Company is from time to time subject to various legal actions (in addition to that described above) which are considered to be part of its normal course of business. Management, after consultation with legal counsel, does not believe that the ultimate liability, if any, arising from those other actions will have a materially adverse effect on the financial position or results of operations of the Company.

A summary of noncancellable future operating lease commitments at December 31, 1997 is as follows:


1998                                                   $2,077,000
1999                                                    1,780,000
2000                                                    1,383,000
2001                                                      855,000
2002                                                      750,000
Thereafter                                              2,918,000
                                                       ----------
                                                       $9,763,000
                                                       ----------
                                                       ----------


It is expected that in the normal course of business, expiring leases will be renewed or replaced.

Rent expense under all noncancellable operating lease obligations aggregated $2,302,000, $1,101,000 and $417,000 for the years ended December 31, 1997,
1996 and 1995, respectively.

DIVIDEND RESTRICTIONS

Federal Reserve policies declare that a bank holding company may not pay cash dividends on its common stock unless its net income is sufficient to fund fully such dividend, and its prospective rate of earnings retention after the payment of such dividend appears consistent with its capital needs, asset quality and overall financial condition. In connection with the Eldorado Acquisition, the Company agreed that it will not pay dividends on common stock without the prior approval of the Federal Reserve.

The Company is a legal entity separate and distinct from the Bank. Substantially all of the Company's revenues and cash flow, including funds available for the payments of dividends and other operating expenses, consists of dividends paid to the Company by the Bank. There are statutory and regulatory limitations on the amount of dividends which may be paid to the Company by the Bank. Dividends payable by the Bank are restricted under California law to the lesser of the Bank's retained earnings, or the Bank's net income for the latest three fiscal years, less dividends previously declared during that period, or, with the approval of the DFI, to the greater of the retained earnings of the Bank, the net income of the Bank for its last fiscal year or the net income of the Bank for its current fiscal year. In

COMMERCE SECURITY BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1997, 1996 AND 1995
                                                                     Page F-43
------------------------------------------------------------------------------

NOTE 17:  (Continued)

connection with the Eldorado Acquisition, Eldorado Bank paid a dividend of $14 million, which exceeded the Bank's net income for the latest three fiscal years. As a result, the Bank must obtain the approval of the DFI with respect to the payment of any dividend up to the greater of the Bank's retained earnings, the net income of the Bank for its last fiscal year and the net income of the Bank for its current fiscal year. In no event can the Bank issue a dividend in excess of such amounts.

Federal Reserve regulations also limit the payment of dividends by a state member bank. Under Federal Reserve regulations, dividends may not be paid unless both undivided profits and earnings limitations have been met. First, no dividend may be paid if it would result in a withdrawal of capital or exceed the bank's undivided profits as reported in its most recent Report of Condition and Income, without the prior approval of the Federal Reserve and two-thirds of the shareholders of each class of stock outstanding. Second, a state member bank may not pay a dividend without the prior written approval of the Federal Reserve if the total of all dividends declared in one year exceeds the total of net income for that year plus its retained net income for the preceding two calendar years.

The payment of dividends on capital stock by the Company and the Bank may also be limited by other factors, including applicable regulatory capital requirements and broad enforcement powers of the federal regulatory agencies. Both the Federal Reserve and the DFI have broad authority to prohibit the Company and the Bank from engaging in practices which the banking agency considers to be unsafe or unsound. It is possible, depending upon the financial condition of the Bank or the Company and other factors, that the applicable regulator may assert that the payment of dividends or other payments by the Bank or the Company is an unsafe or unsound practice and, therefore, implement corrective action to address such a practice. Among other things, Federal Reserve policies forbid the payment by bank subsidiaries to their parent companies of management fees which are unreasonable in amount or exceed the fair market value of the services rendered and tax sharing payments which do not reflect the taxes actually due and payable.

The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") generally prohibits a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its holding company if the depository institution would thereafter be "undercapitalized" for regulatory purposes. Those regulations and restrictions may limit the Company's ability to obtain funds from the Bank for its cash needs, including funds for payment of interest and operating expenses and dividends.

COMMERCE SECURITY BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1997, 1996 AND 1995
                                                                     Page F-44
------------------------------------------------------------------------------

NOTE 18 - CONDENSED FINANCIAL INFORMATION PARENT COMPANY:

The following are condensed unconsolidated financial statements of Commerce Security Bancorp, Inc.. The Company began operations in 1996, and thus the statements of operations and cash flows are presented only for 1996 and 1997.

CONDENSED STATEMENT OF CONDITION


                                                              December 31,
                                                     ---------------------------
                                                          1997           1996
                                                     ------------   ------------
Assets
    Cash and due from banks                          $    262,000   $  4,644,000
    Investments                                            38,000        408,000
    Investment in subsidiary                           73,779,000     39,617,000
    Goodwill and other intangibles                     49,756,000        429,000
    Receivables and other assets                          176,000        210,000
                                                     ------------   ------------
Total assets                                         $124,011,000   $ 45,308,000
                                                     ------------   ------------
                                                     ------------   ------------

Liabilities and Shareholders' Equity
    Guaranteed preferred beneficial interest
     in the Company's junior subordinated
     debentures                                      $ 28,513,000   $          -
    Accrued expenses                                      225,000              -
    Mandatory convertible debentures                      537,000              -
    Due to subsidiary                                           -         36,000
    Notes payable to shareholders                               -      4,500,000
                                                     ------------   ------------
Total liabilities                                      29,275,000      4,536,000
                                                     ------------   ------------

Shareholders' equity
    Preferred stock                                    11,659,000              -
    Common stock                                          183,000         97,000
    Additional paid-in-capital                         83,855,000     42,394,000
    Retained earnings (deficit)                           524,000     (1,736,000)
    Unearned compensation                              (1,509,000)             -
    Unrealized gain on investments, net of tax             24,000         17,000
                                                     ------------   ------------
Total shareholders' equity                             94,736,000     40,772,000
                                                     ------------   ------------

Total liabilities and shareholders' equity           $124,011,000   $ 45,308,000
                                                     ------------   ------------
                                                     ------------   ------------


COMMERCE SECURITY BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1997, 1996 AND 1995
                                                                     Page F-45
------------------------------------------------------------------------------

NOTE 18:  (Continued)

CONDENSED STATEMENT OF OPERATIONS


                                                   For the Years Ended December 31,
                                                   --------------------------------
                                                         1997            1996
                                                      -----------     ----------
Income:
    Dividend from Bank                                $ 1,700,000     $        -
    Interest income                                        51,000          8,000
    Non-interest income                                   866,000        154,000
                                                      -----------     ----------
    Total Income                                        2,617,000        162,000
Expenses:
    Interest expense                                    1,959,000              -
    Amortization of goodwill and intangibles            1,537,000          6,000
    Non-interest expense                                1,453,000        156,000
                                                      -----------     ----------
    Total expense                                       4,949,000        162,000
Loss before taxes and equity in undistributed
  earnings of subsidiary                               (2,332,000)             -
Income tax benefit                                      1,161,000              -
                                                      -----------     ----------
Loss before equity in undistributed earnings
  of subsidiary                                        (1,171,000)             -
Equity in undistributed earnings of subsidiary          4,161,000      2,325,000
                                                      -----------     ----------
Net income                                            $ 2,990,000     $2,325,000
                                                      -----------     ----------
                                                      -----------     ----------


COMMERCE SECURITY BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1997, 1996 AND 1995
                                                                     Page F-46
------------------------------------------------------------------------------

NOTE 17:  (Continued)

CONDENSED STATEMENT OF CASH FLOWS


                                                      For the Years Ended December 31,
                                                      --------------------------------
                                                              1997           1996
                                                          ------------    -----------
Operating activities:
    Net income                                            $  2,990,000    $ 2,325,000
    Adjustments to reconcile net income to net
       cash (used in) provided by operating activities:
 Equity in earnings of subsidiary                           (5,861,000)    (2,325,000)
 Accretion/amortization related to securities                        -          1,000
 Dividends from subsidiary                                   1,700,000              -
 Loss on sale of securities, net                                 7,000              -
 Amortization of goodwill and other intangibles              1,537,000              -
 Amortization of compensation expense                          503,000              -
 Income taxes                                                  110,000              -
 (Increase) decrease in other assets                           163,000       (639,000)
 Increase (decrease) in other liabilities                     (443,000)        35,000
                                                          ------------    -----------
Net cash (used in) provided by operating activities            706,000       (603,000)
                                                          ------------    -----------
Investing activities:
    Purchase of investment securities                                -       (409,000)
    Purchase of CSB                                                  -    (20,327,000)
    Purchase of SDN Bancorp                                          -    (21,008,000)
    Merger of SDN Bancorp, net of cash received                 22,000              -
    Purchase of Eldorado, net of cash received             (80,815,000)             -
    Maturities/Sales of investment securities                  404,000              -
                                                          ------------    -----------
Net cash used in investing activities                      (80,389,000)   (41,744,000)
                                                          ------------    -----------
Financing activities:
    Issuance of capital securities                          27,657,000              -
    Issuance of preferred stock                             11,659,000              -
    Issuance of Class B common stock                        18,004,000     42,491,000
    Net proceeds from issuance of notes payable                      -      4,500,000
    Issuance of senior common stock                         23,212,000              -
    Payment of dividends                                      (730,000)             -
    Other borrowings                                        (4,500,000)             -
                                                          ------------    -----------
Net cash provided by financing activities                   75,301,000     46,991,000
                                                          ------------    -----------
Net increase (decrease) in cash                             (4,382,000)     4,644,000
Cash at beginning of year                                    4,644,000              -
                                                          ------------    -----------
Cash at end of year                                       $    262,000    $ 4,644,000
                                                          ------------    -----------
                                                          ------------    -----------
