Form 10-K405/A
period 1997-12-31
COMMERCE SECURITY BANCORP INC
filed 1998-04-13
CIK 818633

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                     FORM 10-K/A

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

ITEM 14.  EXHIBITS AND REPORTS ON 8-K

(a) Exhibit Index

     3.1    Amended and Restated Certificate of Incorporation of the Company

     3.2 Bylaws of the Company (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1996 and incorporated by reference herein)

     4.1 Indenture with respect to Mandatory Convertible Debentures of SDN Bancorp, Inc. ("SDN") due 1998 (filed as Exhibit 4 to SDN's Registration Statement on Form S-1, File No. 33-4045 filed March 17, 1986 and incorporated by reference herein)

     4.2 Amended and Restated Declaration of Trust of CSBI Capital Trust I dated as of July 15, 1997, by and among the Company, the Regular Trustees, the Property Trustee and the Delaware Trustee named therein (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed August 7, 1998 and incorporated by reference herein)

     4.3 Indenture between the Company and Wilmington Trust Company, dated as of July 15, 1997 (filed as Exhibit 4.2 to the Company's Current Report on Form 8-K filed August 7, 1998 and incorporated by reference herein)

     4.4 Form of Junior Subordinated Debentures (filed as Exhibit 4.3 to the Company's Current Report on Form 8-K filed August 7, 1998 and incorporated by reference herein)

     4.5 Amended and Restated Series A Capital Securities Guarantee Agreement, dated July 15, 1997 (filed as Exhibit 4.4 to the Company's Current Report on Form 8-K filed August 7, 1998 and incorporated by reference herein)

     4.6 Form of Investor Warrant issued as of June 6, 1997 to MDP, Olympus and DGG (filed as Exhibit 4.6 to the Company's Current Report on Form 8-K filed July 11, 1997 and incorporated by reference herein)

     4.7 Form of warrant issued as of June 6, 1997 to The Shattan Group, LLC (filed as Exhibit 4.7 to the Company's Current Report on Form 8-K filed July 11, 1997 and incorporated by reference herein)

     4.8    Form of warrant issued as of July 15, 1997 to The Shattan Group, LLC

     10.1 Form of Subscription Agreement (Bridge Loan/Common Stock), dated December 20, 1996, between the Company and the each of DCG and Peter
            H. Paulsen (filed as Exhibit 10.1 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996 and incorporated by reference herein)

     10.2 Form of Subscription Agreement (Common Stock), dated December 20, 1996, between the Company and the various subscribers thereto ("1996 Subscription Agreement") (filed as Exhibit 10.2 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996 and incorporated by reference herein)

     10.3   Form of amendment to 1996 Subscription Agreements (filed as Exhibit
            10.3 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996 and incorporated by reference herein)

     10.4 Amended and Restated Standby Securities Purchase Agreement, dated June 3, 1997, between the Company and DCG (filed as Exhibit 10.4 to the Company's Current Report on Form 8-K filed July 11, 1997 and incorporated by reference herein)

     10.5 Amended and Restated Securities Purchase Agreement, dated June 5, 1997, among the Company, MDP and Olympus (filed as Exhibit 10.5 to the Company's Current Report on Form 8-K filed July 11, 1997 and incorporated by reference herein)

     10.6 Shareholder Agreement, dated June 6, 1997, among DCG, MDP, Olympus and the other parties named therein (filed as Exhibit 10.6 to the Company's Current Report on Form 8-K filed July 11, 1997 and incorporated by reference herein)

     10.7 Registration Rights Agreement, dated June 6, 1997, among the Company, MDP and Olympus (filed as Exhibit 10.7 to the Company's Current Report on Form 8-K filed July 11, 1997 and incorporated by reference herein)

     10.8 Amended and Restated Registration Rights Agreement, dated June 6, 1997, between the Company and DCG (filed as Exhibit 10.8 to the Company's Current Report on Form 8-K filed July 11, 1997 and incorporated by reference herein)

     10.9 Purchase Agreement dated July 10, 1997, by and among MDP, DCG, Olympus, the Trust, the Company and the Initial Purchaser named therein (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed August 7, 1998 and incorporated by reference herein)

     10.10 Letter Agreement among CSBI, DCG, MDP and Olympus, dated July 10, 1997 (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed August 7, 1998 and incorporated by reference herein)

     10.11 Registration Rights Agreement dated July 10, 1997 by and among the Company, the Trust and the Initial Purchaser (filed as Exhibit 10.3 to the Company's Current Report on Form 8-K filed August 7, 1998 and incorporated by reference herein)

     10.12 Call Exercise Agreement, dated July 15, 1997, by and among the Company, the Trust, DCG, MDP and Olympus (filed as Exhibit 10.5 to the Company's Current Report on Form 8-K filed August 7, 1998 and incorporated by reference herein)

     10.13  Lease for 135 Saxony Road, Encinitas, California (filed as Exhibit
            10.4 to SDN's Registration Statement on Form S-14, File No. 2-76555 filed March 18, 1982 and incorporated by reference herein)

     10.14  Lease for 6354 Corte del Abeto, Carlsbad, California (filed as
            Exhibit 10.10 to the Company's Annual Report on Form 10-K for the year ended December 31, 1984 and incorporated by reference herein)

     10.15 Lease Agreement between Sheryl L. Bullock as Trustee, as Landlord, and San Dieguito National Bank, as tenant, dated July 27, 1990 (filed as Exhibit 10.1 to SDN's Form 10-Q for the quarter ended June 30, 1990 and incorporated by reference herein)

     10.16 Lease Agreement for 7777 Center Avenue, Huntington Beach, California between Alvamij Huntington Beach, Inc. as Landlord, and Liberty National Bank, as Tenant, dated August 20, 1981 and amended February 14, 1986 (filed as Exhibit 10.3 to SDN's report on Form 10-Q for the quarter ended March 31, 1996 and incorporated by reference herein)

     10.17 Lease Agreement for 17011 Beach Boulevard, Huntington Beach, California between Liu Corp., as Landlord, and Liberty National Bank, as Tenant, dated December 15, 1995 (filed as Exhibit 10.4 to SDN's report on Form 10-Q for the quarter ended March 31, 1996 and incorporated by reference herein)

     10.18 Employment Agreement dated October 1, 1995 between Robert P. Keller and the Company* (filed as Exhibit 10.1 to the Company's Form 10-Q for the quarter ended September 30, 1996 and incorporated by reference herein)

     10.19 Employment Agreement dated August 18, 1997 between Lawrence A Johnes and Eldorado Bank *

     10.20 Employment Agreement dated October 20, 1995 between Richard Korsgaard and Eldorado Bank *

     10.21 Employment Agreement dated December 20, 1995 between William J. Lewis and Eldorado Bank *

     10.23 Form of Severance Agreement entered into by the Company with certain executive officers*

     21. Subsidiaries of the Registrant (filed as Exhibit 22 to SDN's Registration Statement on Form S-1, File No. 33-4045 filed March 17, 1986 and incorporated by reference herein)

(b) Reports on Form 8-K.

     1)     None.




----------
* Denotes Executive Compensation Plan or Arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the issuer has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMERCE SECURITY BANCAORP, INC.

By Robert P. Keller /s/
----------------------------------
Robert P. Keller
President, Chief Executive Officer

Date: April 13, 1998

By Curt A. Christianssen /s/
----------------------------------
Curt A. Christianssen
Senior Vice President
Chief Financial Officer

Date: April 13, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the issuer and in the capacities and on the dates indicated.

     Signature                       Title                        Date
     ----------                       -----                        ----

Robert P. Keller /s/            Director, President            April 13, 1998
------------------------        and Chief Executive
Robert P. Keller                Officer


Ernest J. Boch /s/              Director
------------------------
Ernest J. Boch


James Conroy /s/                Director
------------------------
James Conroy


Edward A. Fox /s/               Director                       April 13, 1998
------------------------
Edward A. Fox


Charles E. Hugel /s/            Director                       April 13, 1998
------------------------
Charles E. Hugel


K. Thomas Kemp /s/              Director                       April 13, 1998
------------------------
K. Thomas Kemp


Jefferson W. Kirby /s/          Director                       April 13, 1998
------------------------
Jefferson W. Kirby


John B. Pettway /s/             Director
------------------------
John B. Pettway


Mitchell A. Johnson /s/         Director
------------------------
Mitchell A. Johnson

                                    EXHIBIT INDEX

NUMBER                         DESCRIPTION
------                         -----------

10.19 Employment Agreement dated August 18, 1997 between Lawrence A. Johnes and Eldorado Bank

10.20 Employment Agreement dated October 20, 1995 between Richard Korsgaard and Eldorado Bank

10.21 Employment Agreement dated December 20, 1995 between William J. Lewis and Eldorado Bank

10.23 Form of Severance Agreement entered into by the Company with certain executive officers