Form 10-Q
period 1998-03-31
COMMERCE SECURITY BANCORP INC
filed 1998-05-15
CIK 818633

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For Quarterly Period Ended March 31, 1998

                         Commission file number 2-76555

                         COMMERCE SECURITY BANCORP, INC.
                         -------------------------------
             (Exact name of registrant as specified in its charter)

                     DELAWARE                                33-0720548
                     --------                                ----------
          (State or other jurisdiction of               (I.R.S. Employer or
            incorporation or organization)              Identification No.)


     24012 CALLE DE LA PLATA,SUITE 150, LAGUNA HILLS, CALIFORNIA     92653
     -----------------------------------------------------------     -----
     (Address of principal executive offices)                      (Zip Code)

                                 (949) 699-4344
                                 --------------
                           (Issuer's telephone number)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value     18,347,397 shares outstanding on May 14, 1998

                         COMMERCE SECURITY BANCORP, INC.
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                                    FORM 10-Q

                                      INDEX



                                                                           Page

Part I - Financial Information

   Item 1. Financial Statements

         Condensed Consolidated Statements of Condition -                    3
         March 31, 1998 and December 31, 1997

         Condensed Consolidated Statements of Operations                     5
         For the three months ended March 31, 1998 and 1997

         Condensed Consolidated Statements of Cash Flows -                   6
         For the three months ended March 31, 1998 and 1997

         Notes to the Condensed Consolidated Financial Statements            8

    Item 2. Management's Discussion and Analysis or Plan of Operation       10

    Item 3. Qualitative and15uantitative Disclosure about Market Risk       15

Part II - Other Information

   Item 1.   Legal Proceedings                                              16

   Item 2.   Changes in Securities                                          16

   Item 3.   Defaults Upon Senior Securities                                16

   Item 4.   Submission of Matters to a Vote of Security Holders            16

   Item 5.   Other Information                                              16

   Item 6.   Exhibits and Reports on Form 8-K                               16

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                COMMERCE SECURITY BANCORP, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Condition
                      March 31, 1998 and December 31, 1997

                                                   March 31,        December 31,
                                                      1998              1997
                                                  (Unaudited)
                                                ---------------    -------------
ASSETS
Cash and due from banks                         $   147,539,000    $  81,030,000
Federal funds sold                                         --         40,000,000
                                                ---------------    -------------
   Total cash and cash equivalents                  147,785,000      121,030,000

Available-for-sale investment securities             62,510,000       67,295,000

Mortgage loans held for sale                        183,684,000       96,230,000
Loans and leases, net of unearned income            517,992,000      519,048,000
   Less allowance for loan and lease loss            (7,893,000)      (9,395,000)
                                                ---------------    -------------
      Loans, net                                    693,783,000      605,883,000

Loan and servicing sale receivable                    4,168,000        1,247,000
Premises and equipment, net                          11,025,000       11,232,000
Real estate acquired through foreclosure, net         1,539,000        2,740,000
Intangibles arising from acquisitions, net           65,984,000       66,769,000
Accrued interest receivable and other assets         23,269,000       26,159,000
                                                ---------------    -------------
Total assets                                    $ 1,009,817,000    $ 902,355,000
                                                ---------------    -------------
                                                ---------------    -------------

           See notes to condensed consolidated financial statements.

                COMMERCE SECURITY BANCORP, INC. AND SUBSIDIARIES
           Condensed Consolidated Statements of Condition (Continued)
                      March 31, 1998 and December 31, 1997

                                                          March 31,       December 31,
                                                             1998              1997
                                                         (Unaudited)
                                                       ---------------    -------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
   Demand:
      Non-interest bearing                             $   285,142,000    $ 289,344,000
      Interest bearing                                      95,645,000       97,416,000
   Savings:
      Regular                                              131,704,000       98,465,000
      Money market                                          96,141,000       98,189,000
   Time:
      Under $100,000                                       122,700,000       99,713,000
      $100,000 or more                                      92,179,000       82,076,000
                                                       ---------------    -------------
         Total deposits                                    823,511,000      765,203,000

Federal funds purchased                                     46,836,000        2,050,000
Due to related parties                                         540,000             --
Accrued expenses and other liabilities                      15,014,000       12,172,000
Mandatory convertible debentures                                 --             537,000
Subordinated debentures                                     27,657,000       27,657,000
                                                       ---------------    -------------
         Total liabilities                                 913,558,000      807,619,000

Shareholders' equity:
   Preferred stock, $.01 par value, 1,500,000 shares
      authorized, 116,593 issued and outstanding at
      March 31, 1998                                        11,659,000       11,659,000
   Special common stock, $.01 par value, 9,651,600
      shares authorized, 4,825,718 issued and
      outstanding at March 31, 1998                             48,000           48,000
   Common stock, $.01 par value, 50,000,000
      shares authorized, 13,521,679 issued and
      outstanding at a March 31, 1998                          135,000          135,000
   Additional paid-in capital                               83,855,000       83,855,000
   Retained earnings                                         1,895,000          524,000
   Unearned compensation                                    (1,383,000)      (1,509,000)
   Unrealized gain on securities available-for-sale             50,000           24,000
                                                       ---------------    -------------
Total shareholders' equity                                  96,259,000       94,736,000
                                                       ---------------    -------------
Total liabilities and shareholders' equity             $ 1,009,817,000    $ 902,355,000
                                                       ---------------    -------------
                                                       ---------------    -------------

          See notes to condensed consolidated financial statements.

                COMMERCE SECURITY BANCORP, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                   Three months ended March 31, 1998 and 1997
                                   (Unaudited)

                                            Three Months Ended March 31,
                                            ----------------------------
                                                 1998         1997
                                             -----------   ----------
Interest Income:
   Interest and fees on loans                $15,212,000   $6,627,000
   Income from lease financing receivables     1,153,000    1,160,000
   Interest on Federal funds sold                 85,000      206,000
   Interest on investment securities             987,000      592,000
                                             -----------   ----------
         Total interest income                17,437,000    8,585,000
   Interest Expense:
   Deposits                                    5,113,000    3,156,000
   Other borrowed funds                        1,278,000       68,000
                                             -----------   ----------
         Total interest expense                6,391,000    3,224,000
                                             -----------   ----------
            Net interest income               11,046,000    5,361,000

Provision for loan and lease losses              922,000      407,000
                                             -----------   ----------
   Net interest income after
      provision for loan and lease losses     10,124,000    4,954,000

Non-interest income                            4,623,000    3,167,000
Non-interest expense                          11,283,000    6,945,000
                                             -----------   ----------
Net income before taxes                        3,464,000    1,176,000
Income tax                                     1,777,000      742,000
                                             -----------   ----------
Net income                                   $ 1,687,000   $  434,000
                                             -----------   ----------
                                             -----------   ----------

Preferred dividends                          $   316,000         -
Net income available to common               $ 1,371,000   $  434,000

Earnings per share (basic)                   $     0.075   $    0.040
Earnings per share (dilutive)                $     0.071   $    0.040



            See notes to consolidated financial statements.

                COMMERCE SECURITY BANCORP, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
               For the Three Months Ended March 31, 1998 and 1997
                                   (Unaudited)

                                                                                For three months ended March 31,
                                                                                --------------------------------
                                                                                     1998               1997
                                                                                -------------      -------------
OPERATING ACTIVITIES:
   Net income                                                                   $   1,687,000      $     434,000
   Adjustments to reconcile net loss to net
      cash used by operating activities:
         Provision for loan losses and real estate
            acquired through foreclosure                                              922,000            452,000
         Loss (gain) on sale of real estate acquired through foreclosure              325,000            (23,000)
         Equity in loss of real estate joint venture                                     --              153,000
         Loss on sale of premises and equipment                                          --              (22,000)
         Depreciation and amortization                                                462,000            270,000
         Amortization of goodwill and other intangibles                               763,000            222,000
         Amortization of compensation expense                                         126,000               --
         Accretion/amortization related to securities, net                           (658,000)            50,000
         Mortgage loans originated for sale                                      (396,302,000)      (155,924,000)
         Proceeds from sales of loans and servicing                               394,493,000        161,344,000
         Loss (gain) on the sale of loans and servicing                            (2,527,000)         1,504,000
         Decrease (increase) in servicing sale receivable                          (2,921,000)           547,000
         Decrease in other assets                                                   1,743,000          2,682,000
         Increase (decrease) in other liabilities                                   2,721,000         (1,011,000)
                                                                                -------------      -------------
            Net cash provided by operating activities                                 834,000         10,678,000

INVESTING ACTIVITIES:
   Purchases of investment securities                                             (15,481,000)       (15,000,000)
   Proceeds from sales and maturities of
      investment securities                                                        20,948,000          2,118,000
   Net decrease (increase) in loans                                                (1,686,000)         4,799,000
   Net increase in loans held for sale                                            (84,673,000)
   Purchases of premises and equipment                                               (255,000)
   Proceeds from the sale of premises and equipment                                      --               12,000
   Proceeds from sale of real estate acquired
      through foreclosures                                                          1,120,000            980,000
   Capital expenditures for other real estate owned                                      --             (890,000)
                                                                                -------------      -------------
            Net cash used in investing activities                                 (80,027,000)        (8,048,000)


                See notes to consolidated financial statements.

                COMMERCE SECURITY BANCORP, INC. AND SUBSIDIARIES
           Condensed Consolidated Statements of Cash Flows (Continued)
               For the Three Months Ended March 31, 1998 and 1997
                                   (Unaudited)

                                                         For three months ended March 31,
                                                         --------------------------------
                                                                1998            1997
                                                           -------------    -----------
FINANCING ACTIVITIES:
     Net increase in deposits                                 58,308,000     27,348,000
     Increase in other borrowings                             44,786,000           --
     Issuance of notes payable to related parties                540,000           --
     Redemption of mandatory convertible debentures             (537,000)          --
     Payment of preferred dividends                             (316,000)          --
                                                           -------------    -----------
            Net cash provided by financing activities        102,781,000     27,348,000
                                                           -------------    -----------
               Net Increase in cash and cash equivalents      26,509,000     29,978,000

Cash and cash equivalents at beginning of period             121,030,000     46,222,000
                                                           -------------    -----------
Cash and cash equivalents at end of period                 $ 147,539,000    $76,200,000
                                                           -------------    -----------

                See notes to consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BASIS OF PRESENTATION

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The accompanying financial information for Commerce Security Bancorp, Inc. ("CSBI" or the "registrant") has been prepared in accordance with the Securities and Exchange Commission rules and regulations for quarterly reporting and therefore does not necessarily include all information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. The interim financial data is unaudited; however, in the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. Certain reclassifications have been made in the 1997 financial information to conform to the presentation used in 1998. Results for the period ending March 31, 1998 are not necessarily indicative of results which may be expected for any other interim period or for the year as a whole. The information contained in this report should be read in conjunction with the Annual Report of CSBI on Form 10-K for the year ended December 31, 1997 and in particular the footnotes to the audited financial statements included therewith.

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

EARNINGS PER COMMON SHARE

         The actual number of common shares outstanding at March 31, 1998 was 18,347,397. Basic earnings per share is computed by dividing net income less dividends paid to preferred shareholders by the weighted average number of common shares outstanding during the period. Dilutive earnings per share is computed by dividing net income less dividends paid to preferred shareholders plus the income impact of dilutive securities by the common shares outstanding plus dilutive common stock equivalents by using the treasury stock method.

         At March 31, 1998, the Company had outstanding common stock purchase warrants entitling the holders to purchase a total of 4,482,433 shares of common stock and stock options entitling the holder to purchase a total of 988,600 shares if common stock. Lacking an active market for its shares, the Company assumed a weighted average per share price of $6.00 in computing the dilutive impact of the outstanding warrants and options. There were no warrants or options outstanding at March 31, 1997.

         The weighted average number of common shares used to compute basic earnings per share were 18,347,397 and 9,697,430 for the three months ended March 31, 1998 and March 31, 1997, respectively. The fully diluted average number of common shares used to compute dilutive earnings per share were 19,349,959 and 9,697,430 for the three months ended March 31, 1998 and March 31, 1997, respectively. Net income was not adjusted in the calculation of dilutive earnings per share.

                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

         This information should be read in conjunction with the consolidated financial statements and the notes thereto of Commerce Security Bancorp, Inc. ("CSBI" or the "registrant") included in Item 1 of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 1997 contained in the 1997 Annual Report of CSBI on Form 10-K.

         Except for the historical information contained herein, the following discussion contains forward looking statements that involve risks and uncertainties. CSBI's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not specifically limited to, changes in regulatory climate, shifts in interest rate environment, change in economic conditions of various markets CSBI serves, as well as the other risks detailed in this section, and in the sections entitled Results of Operations, Capital Resources and Liquidity and Interest Sensitivity, and those discussed in CSBI's Form 10-K for the year ended December 31, 1997, including without limitation those sections entitled Supervision and Regulation, Capital Resources, Liquidity and Interest Rate Sensitivity.

SUMMARY

         The registrant owns 100% of Eldorado Bank (the "Bank") which is the registrant's only banking subsidiary. CSBI acquired Eldorado Bancorp and its subsidiary bank Eldorado Bank (the "Eldorado Acquisition") on June 8, 1997 and on June 30, 1997 merged its other operating banks into a single bank (the "Bank") known as Eldorado Bank. The Eldorado Acquisition was accounted for using the purchase method of accounting for business combinations. Accordingly, the following discussion related to the operating results of the registrant during the three months ended March 31, 1997 do not include the results of operations of Eldorado Bank. In most of the registrant's income and expense categories and net income, the increases in the amounts reported for the three months ended compared to the same periods last year resulted from the Eldorado Acquisition. Other significant factors affecting the registrant's results of operations and financial condition are described in the applicable sections below.

FINANCIAL CONDITION

         Total assets of CSBI at March 31, 1998 were $1.0 billion compared to total assets of $902.4 million at December 31, 1997. The increase in total assets since December 31, 1997 is substantially attributable to the increase in mortgage loans held for sale that increased $87.5 million to $183.7 million at March 31, 1998. Total earning assets of CSBI at March 31, 1998 were $767.1 million compared to total earning assets of $725.6 million at December 31, 1997. Again, earning assets increased primarily due to the increase in mortgage loans held for sale.

         Total gross loans and leases of CSBI at March 31, 1998 were $704.5 million, including $183.7 million of mortgage loans held for sale, compared to $615.3 million and $96.2 million at December 31, 1997, respectively. At March 31, 1998 the four largest lending categories were: (i) commercial real estate loans; (ii) residential mortgage loans; (iii) commercial loans and
(iv) loans to individuals. At March 31, 1998, these categories accounted for $272.0 million, $213.4 million, $109.6 million and $62.8 million, or approximately 38.6%, 30.3%, 15.6% and 8.9% of total loans and leases, respectively. Leases are made to finance small equipment for businesses and accounted for $46.7 million, or approximately 6.6% of total loans and leases, at March 31, 1998.

         The Bank is an active participant in the lending programs established through the Small Business Administration ("SBA"). All SBA loans in the Bank's loan portfolio at March 31, 1998 totaled $105.1 million compared to $105.7 million at December 31, 1997. Included in the Bank's SBA loan portfolio are loans made by the Bank and guaranteed by the United States Government to the extent of 75% to 90% of the principal and interest due on such loans ("SBA 7(a)" loans). The Bank is active in originating this type of loan. Generally, it sells the government guaranteed portion of these loans to participants in the secondary market and retains servicing responsibilities and the unguaranteed portion of the loans.

         The government guaranteed portion of the SBA 7(a) loans are sold at a premium, a portion of which is immediately recognized as income. The remaining premium, representing estimated normal servicing fees or a yield adjustment on the portion of the SBA 7(a) loan retained by the Bank, is capitalized and recognized as income over the estimated life of the loan. The total SBA 7(a) loan portfolio serviced by the Bank at March 31, 1998 was approximately $280.4 million and included in this amount was approximately $87.0 million representing the guaranteed and unguaranteed portions of the SBA 7(a) loans retained by the Bank, which compares to $286.8 million and $90.0 million at December 31, 1997, respectively.

         Total investments of CSBI at March 31, 1998 were $62.5 million compared to $117.3 million at December 31, 1997. Investments decreased largely due to the funds required by the increased mortgage origination activity. At March 31, 1998, the investment portfolio primarily consisted of U.S. treasury securities and mortgage backed securities. Both of these categories of investment securities are classified as available for sale and totaled $19.5 million and $43.0 million, respectively, or 31.2% and 68.8% of total investments, respectively.

         Total deposits were $823.5 million at March 31, 1998 compared to $765.2 million at December 31, 1997. An increase in regular savings deposits and certificates of deposits, partially offset by decreases in demand deposits and other interest bearing accounts, contributed to the increase in total deposits. The increase in deposits reflects the Bank's attempt to increase funding sources required to fund the increase in mortgage lending activity. Total non-interest bearing demand deposits were $285.1 million, or approximately 34.6% of total deposits, at March 31, 1998 compared to $289.3 million, or approximately 37.8% of total deposits, at December 31, 1997. Interest bearing deposits were $538.4 million, or approximately 65.4% of total deposits, at March 31, 1998 compared to $475.9 million, or approximately 62.2% of total deposits, at December 31, 1997.

         Borrowings of the Company increased to $75.0 million at March 31, 1998 from $30.2 million at December 31, 1997. This increase in borrowings was primarily due to an increase in Federal funds purchased which increased to $46.8 million at March 31, 1998 from $2.1 million at December 31, 1997. These additional borrowings were undertaken primarily to the meet funding requirement presented by increased mortgage lending volume.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 1998

         For the three months ended March 31, 1997, CSBI had net income of $1.7 million compared to net income of $434,000 for the same period in 1997. Compared to the prior year results, the improvements stem from a combination of increased net interest income of approximately $5.6 million and non-interest income of approximately $1.5 million, partially offset by increased loan loss provision of $515,000, non-interest expense of approximately $4.3 million and provision for taxes of $1.0 million. The improvement in 1998 earnings is partly attributable to the earnings of Eldorado in 1998 that were not included in earnings for 1997 and partly attributable to an improvement in earnings related to the Bank's mortgage banking operations.

NET INTEREST INCOME AND NET INTEREST MARGIN

         Net interest income was approximately $11.0 million for the three months ended March 31, 1998, an increase of $5.6 million over the $5.4 million for the same period in 1997. An increase in interest income to $17.4 million for the three months ended March 31, 1997 from $8.6 million for the same period in 1997, partially offset by increased interest expense of $6.4 million for the three months ended March 31, 1997 from $3.2 million for the same period in 1997 contributed to this earnings improvement.

         Loans and leases, the largest component of earning assets, increased to an average balance of $648.2 million for the three months ended March 31, 1998 from $304.1 million for the three months ended March 31, 1997, with an average yield of 10.2% and 10.4%, respectively. Investments in securities and Federal funds sold rose to an average of $71.8 million for the three months ended March 31, 1998 from an average of $52.7 million for the three months ended March 31, 1997, with an average yield of 6.1% in both periods. The yield on earning assets was 9.8% for both three month periods ended March 31, 1998 and 1997.

         Interest-bearing liabilities increased to an average of $558.4 million for the three months ended March 31, 1998 from $275.3 million for the same period in 1997. The cost of these funds decreased to 4.6% for the three months ended March 31, 1998 compared to 4.8% for the same period in 1997. The increase in average balances and the decrease in cost is primarily attributable to deposits with borrowings also contributing to the increase in average balances but partially offsetting the decrease in rates paid. Average interest-bearing deposits increased to $497.0 million for the three months ended March 31, 1998 from $266.5 million for the same period in 1997. The average rate paid on these deposits decreased to 4.2% during the three months ended March 31, 1998 compared to 4.8% during the same period in 1997. The decrease in the cost of deposits is attributable to a decrease in rates paid on certificates of deposit that decreased to 5.0% for the three months ended March 31, 1998 compared to 5.7% for the same period in 1997, and a decrease in rates paid on interest bearing transaction accounts and savings accounts that in the aggregate was 3.5% for the three months ended March 31, 1998 compared to 3.7% for the same period in 1997.

         The average balance for all borrowings increased to $61.4 million for the three months ended March 31, 1998 from $8.8 million for the same period in 1997. The average cost of these borrowings was 8.4% for the three months ended March 31, 1998 compared to 3.1% for the same period in 1997. The increase in the average balance and cost of borrowings is attributable to Federal funds purchased and the subordinated debentures issued to fund the Eldorado Acquisition. Federal funds purchased averaged $33.2 million with an average rate of 5.5% for the three months ended March 31, 1998 compared to $3.7 million with an average rate of 5.7% for the same period in 1997. Other debt, including the subordinated debentures, averaged $28.2 million at an average rate of 11.9% compared to $5.0 million at 1.2%.

         As a result of the foregoing factors, the average net yield on earning assets increased to 6.2% for the three months ended March 31, 1998 compared to 6.1% for the same period in 1997.

ALLOWANCE AND PROVISION FOR LOAN AND LEASE LOSSES

         The allowance for loan and lease losses represents the amounts which have been set aside for the specific purpose of absorbing losses which may occur in the Bank's loan and lease portfolio. The provision for loan and lease losses is an expense charged against operating income and added to the allowance for loan and lease losses. Management of the Bank continues to carefully monitor the allowance for loan and lease losses in relation to the size of the Bank's loan and lease portfolio and known risks or problem loans and leases.

         The allowance for loan and lease losses at CSBI was approximately $5.3 million at March 31, 1998 compared to approximately $9.4 million at December 31, 1997. During the three months ended March 31, 1998, the provision for loan and lease losses was $922,000, or .71% (annualized) to portfolio loans at March 31, 1998, loan and lease charge-offs were $2.6 million and recoveries were $200,000 which compares to a provision for loan and lease losses of $407,000, or .64% (annualized) to portfolio loans at March 31, 1997, loan and lease charge-offs of $345,000 and recoveries of $32,000 during the same period in 1997. The allowance for loan and lease losses for CSBI represented 1.5% of net loans, excluding those loans held for sale, at March 31, 1998 and 1.8% at December 31, 1997.

NON-INTEREST INCOME

         Non-interest income for the three months ended March 31, 1998 was $4.6 million compared to $3.2 million for the same period in 1997. Non-interest income related to operations acquired in the Eldorado Acquisition that was not included in income for the same period in 1997 and increased earnings from the Bank's mortgage operations are primarily responsible for this improvement in non-interest income. Income from service charges on deposit accounts increased to $893,000 for the three months ended March 31, 1998 compared to $272,000 for the same period in 1997 which is primarily attributable to the Eldorado Acquisition. Other non-interest income increased to $3.7 million for the three months ended March 31, 1998 compared to $2.9 million for the same period in 1997 which is primarily attributable to the Bank's mortgage operations.

NON-INTEREST EXPENSES

         Non-interest expense for the three months ended March 31, 1998 was approximately $11.3 million, an increase of $4.4 million from for the same period in 1997. Salaries and employee benefits increased to $4.8 million for the three months ended March 31, 1998 from $3.0 million for the same period in 1997, which increase is attributable to the added personnel from the Eldorado Acquisition and an increase in mortgage related commissions. Occupancy and equipment expense increased to $1.7 million for the three months ended March 31, 1998 from $1.1 million for the three months ended March 31, 1997 and represents the additional cost for facilities and equipment for branches and related operations attributable to the Eldorado Acquisition. Other non-interest expenses increased to $4.8 million for the three months ended March 31, 1998 from $2.8 million for three months ended March 31, 1997 which is primarily attributable to the Eldorado Acquisition. Also included in non-interest expense for the three months ended March 31, 1998 is amortization of goodwill of $627,000 that is attributable to the Eldorado Acquisition.

PROVISION FOR INCOME TAXES

         As a result of the earnings for the three months ended March 31, 1998, a provision for income taxes of $1.8 million was made compared to a $742,000 provision made for the same period in 1997.

CAPITAL RESOURCES

         CSBI and the Bank were well capitalized March 31, 1998 for federal regulatory purposes. As of March 31, 1998, both the Bank and CSBI had leverage ratios of 6.9%, Tier 1 risk-weighted capital ratios of 8.8% and total risk-weighted capital ratios of 10.0%. For further discussion regarding capital requirements for the registrant and its operating bank subsidiary, refer to sections in CSBI's Form 10-K for the year ended December 31, 1997 entitled Regulation and Supervision, Capital Resources and the footnotes to the audited financial statements contained therein.

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

         The Bank manages liquidity from both sides of the balance sheet through the coordination of the relative maturities of its assets and liabilities. The Bank enhances its liquidity through the ability to raise additional funds in money markets through Federal funds lines, repurchase agreements and selling of a specified portion of its securities (securities available for sale). The Bank maintains a level of liquidity that is considered adequate to meet current needs. Liquid assets include cash and due from banks, Federal funds sold, and securities available for sale. At March 31, 1998, liquid assets totaled approximately $210.3 million, or 20.8% of total assets, which compares to $188.3 million, or 20.8% of total assets, at December 31, 1997.

         At March 31, 1998 the Company had net repriceable assets (a "positive gap") as measured at one year of approximately $22.5 million or 2.2% of total assets. The Company had a positive gap as measured at a 90-day time horizon of approximately $76.8 million, or 7.6% of total assets. With a positive gap, a bank would anticipate higher net yields over the near term in a rising rate environment and lower net yields in a declining rate environment. Conversely, with a negative gap, a bank would anticipate lower net yields over the near term in a rising rate environment and higher net yields in a declining rate environment.

         Since interest rate changes do not affect all categories of assets and liabilities equally or simultaneously, a cumulative gap analysis alone cannot be used to evaluate the Company's interest rate sensitivity position. To supplement traditional gap analysis, the Company performs simulation modeling to estimate the potential effects of changing interest rates. The process allows the Company to explore the complex relationships within the gap over time and various interest rate environments. In performing this type of analysis, certain assumptions are made which include the nature and timing of interest rate levels including yield curve shape, prepayments on loans and securities, changes in deposit levels, pricing decisions on loans and deposits, reinvestment/replacement of asset and liability cashflows, and others. While assumptions are developed based upon current economic and local market conditions, the Bank cannot make any assurances as to the predictive nature of these assumptions including how customer preferences or competitor influences might change. Furthermore, the sensitivity analysis does not reflect actions that the Bank might take in responding to or anticipating changes in interest rates.

INFLATION

         The majority of the Company's assets and liabilities are monetary items held by the Banks, and only a small portion of total assets is in premises and equipment. The lower inflation rate of recent years did not have the positive impact on the Bank that was felt in many other industries. The small fixed asset investment of the Company minimizes any material misstatement of asset values and depreciation expenses which may result from fluctuating market values due to inflation. A higher inflation rate, however, may increase operating expenses or have other adverse effects on borrowers of the Bank, making collection more difficult for the Bank. Rates of interest paid or charged generally rise if the marketplace believes inflation rates will increase.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

Not Applicable.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

None.

ITEM 2.   CHANGES IN SECURITIES

Not Applicable

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

ITEM 5.   OTHER INFORMATION

         On March 27, 1998, the Company redeemed, at par, the outstanding mandatory convertible debentures that totaled $537,000 which were obligations assumed from SDN Bancorp, Inc.. In order to fund this redemption, CSBI entered into a note payable to Dartmouth Capital Group, L.P. for $540,000 at 10.5% and which is fully amortizing over two years, paid quarterly.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

       (a) Exhibits:

         10.1     Note Payable to Dartmouth Capital Group, L.P.

         10.27    Financial Data Schedule

       (b) Reports on Form 8-K:
                  None

                COMMERCE SECURITY BANCORP, INC. AND SUBSIDIARIES
                U.S. SECURITIES AND EXCHANGE COMMISSION FORM 10-Q


SIGNATURES

Pursuant to the requirements of the U.S. Securities Exchange Act of 1934, CSBI has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         COMMERCE SECURITY BANCORP, INC.



DATE: May 15, 1998                 /s/ Robert P. Keller
                                   ------------------------------------------
                                   Robert P. Keller
                                   President and Chief Executive Officer

DATE: May 15, 1998                 /s/ Curt A. Christianssen
                                   -----------------------------------------
                                   Curt A. Christianssen
                                   Senior Vice President and Chief Financial
                                   Officer