Form 10-K405/A
period 1997-12-31
COMMERCE SECURITY BANCORP INC
filed 1998-07-02
CIK 818633

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

                                TABLE OF CONTENTS


                                                                         Page
Part I

Item 1.   Business. . . . . . . . . . . . . . . . . . . . . . . . . . .    3

Part II

Item 6.   Selected Financial Data . . . . . . . . . . . . . . . . . . .   38

Item 7.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations. . . . . . . . . . . . . . . . . .   40

Item 7A.  Quantitative and Qualitative Disclosure about Market Risk . .   47

Item 8.   Financial Statements. . . . . . . . . . . . . . . . . . . . .   51

Part III

Item 12.  Security Ownership of Certain Beneficial Owners
           and Management . . . . . . . . . . . . . . . . . . . . . . .   52

Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   57


                            Intentionally Left Blank

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

                                        December 31, 1997               December 31, 1996                 December 31, 1995
                                -------------------------------  --------------------------------  ------------------------------
                                            Interest   Average               Interest    Average              Interest   Average
                                Average     Income or  Yield or  Average     Income or   Yield or  Average    Income or  Yield or
                                Balance     Expense    Cost      Balance     Expense     Cost      Balance    Expense    Cost
                                -------     --------   --------  -------     ---------   --------  -------    ---------  --------
                                                                      (Dollars in Thousands)
ASSETS
Interest-earning assets:
  Loans (1)                     $464,788    $47,230    10.16%    $146,743    $16,383     11.16%    $42,272    $4,086     9.67%
  Investment Securities (2)       82,450      4,979     6.04       32,886      1,968      5.98       5,061       311     6.15
  Federal funds sold              23,853      1,286     5.39       17,837        934      5.24       2,128       117     5.50
  Other earning assets               -          -         -         1,254         67      5.34         868        54     6.22
     Total interest-earning     --------    -------              --------    -------               -------    ------
        assets:                  571,091     53,495     9.37      198,720     19,352      9.74      50,329     4,568     9.08

  Non-earning assets:
     Cash and demand
       deposits with banks        64,934                           14,611                            3,757
     Other assets                 70,302                           28,535                            2,909
                                --------                         --------                          -------
       Total assets             $706,327                         $241,866                          $56,995
                                --------                         --------                          -------
                                --------                         --------                          -------

LIABILITIES AND
SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
  Deposits
     Interest-bearing
       demand                     68,824      1,325     1.93       24,464        686      2.80      10,492       149     1.42
     Money market                 68,943      2,336     3.39       18,135        493      2.72       9,176       231     2.52
     Savings                     106,956      5,117     4.78       28,917      1,150      3.98       5,235       115     2.20
     Time                        170,809      9,365     5.48       91,987      5,241      5.70      18,394     1,075     5.84
       Total interest-bearing   --------    --------             --------    -------               -------    ------
         deposits                415,532     18,143     4.37      163,503      7,570      4.63      43,297     1,570     3.63

  Short-term borrowing            12,478        563     4.51          418         13      3.11          -         -        -
  Long-term debt                  15,982      1,908    11.94          537         61     11.36      1,776        181    10.19
       Total interest-bearing   --------    --------             --------    -------               -------    ------
         liabilities             443,992     20,614     4.64      164,458      7,644      4.65     45,073      1,751     3.88

Non-interest bearing
   liabilities:
  Demand deposits                181,481                           52,273                          11,197
  Other liabilities                8,735                            4,437                             806
                                --------                         --------                         --------
     Total liabilities           634,208                          221,168                          57,076

Shareholders' equity              72,119                           20,698                             (81)
Total liabilities and           --------                         --------                         --------
   shareholders' equity         $706,327                         $241,866                         $56,995
                                --------                         --------                         --------
                                --------                         --------                         --------
                                            -------                          -------                          ------
Net interest income:                        $32,881                          $11,708                          $2,817
                                            -------                          -------                          ------
                                            -------                          -------                          ------

Net yield on
  interest-earning assets                               5.76%                             5.89%                          5.60%
                                                        -----                             -----                          -----
                                                        -----                             -----                          -----

______________________
      (1) Includes the deduction of the average balance in the allowance for loan losses of $7.6 million, $5.1 million and $639,000 in 1997, 1996 and 1995, respectively. Loan fees of $2.9 million, $1.2 million and $104,000 are included in the computations for 1997, 1996 and 1995, respectively.
      (2) Yields are calculated on historical cost and exclude the impact of the unrealized gain (loss) on available for sale securities.

     The following table sets forth changes in interest income and interest expense on the basis of allocation to changes in rates and changes in volume of the various components. Non-accrual loans are included in total loans outstanding while non-accrued interest thereon is excluded from the computation of rates earned.

                                                                      For The Year Ended December 31,
                                               ------------------------------------------------------------------------------
                                                        1997 Compared To 1996                    1996 Compared To 1995
                                               --------------------------------------    ------------------------------------
                                                  Net                                      Net
                                                Change      Rate    Volume      Mix      Change      Rate    Volume      Mix
                                                                           (Dollars In Thousands)
INTEREST INCOME
  Loans                                         $30,847   $(1,472)  $35,507   $(3,188)  $12,297      $633   $10,099    $1,565
  Investment Securities                           3,011        18     2,966        27     1,657        (8)    1,710       (45)
  Federal Funds Sold                                352        28       315         9       817        (6)      864       (41)
  Other earning assets                              (67)       -        (67)       -         13        (8)       24        (3)
                                                -------   -------   -------   -------   -------       ---   -------    ------
      Total interest income                      34,143    (1,426)   38,721    (3,152)   14,784       611    12,697     1,476

INTEREST EXPENSE
   Interest-bearing demand                          639      (215)    1,244      (390)      537       145       199       193
   Money Market                                   1,843       121     1,381       341       262        18       226        18
   Savings                                        3,967       233     3,104       630     1,035        93       520       422
   Time                                           4,124      (198)    4,491      (169)    4,166       (27)    4,031      (108)
   Short-term borrowing                             550       (12)      703      (141)       13         0         0        13
   Long-term debt                                 1,847         3     1,754        90      (120)       21      (127)      (14)
                                                -------   -------   -------   -------   -------       ---   -------    ------
       Total interest expense                    12,970       (68)   12,677       361     8,891       361     7,578       952
                                                -------   -------   -------   -------   -------       ---   -------    ------

Net interest income                             $21,173   $(1,425)  $26,044   $(3,446)   $5,893      $250    $5,119      $524
                                                -------   -------   -------   -------   -------       ---   -------    ------
                                                -------   -------   -------   -------   -------       ---   -------    ------

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

                                                        At December 31, 1997
                                                        --------------------
                                                       (Dollars In Thousands)
                                                            Gross         Gross       Estimated
                                         Amortized     Unrealized    Unrealized          Market
                                              Cost           Gain          Loss           Value
                                         ----------    ----------    ----------       ---------
Available for Sale:

U.S. Treasury                              $21,415           $ 51            $ -        $21,466
U.S. Government Agencies                    13,460            -                -         13,460
State and municipal securities                 615            -                -            615
Mortgage-backed securities                  30,725            -               (9)        30,716
Corporate bonds and equities                 1,038            -                -          1,038
                                           -------           ----            ---        -------
  Total                                    $67,253           $ 51            $(9)       $67,295
                                           -------           ----            ---        -------
                                           -------           ----            ---        -------


     The following tables show the maturities of investment securities at December 31, 1997, and the weighted average yields of such securities:

                                                       After One Year But  After Five Years But
                                    Within One Year     Within Five Years     Within Ten Years       After Ten Years
                                    Amount    Yield      Amount   Yield      Amount       Yield     Amount     Yield
                                    ---------------    ------------------  --------------------     ----------------
                                                                  (Dollars In Thousands)
Securities available-for-sale:

U.S. Treasuries                    $21,466     6.03%     $    -     -.-%     $     -       -.-%     $    -       -.-%
U.S. Government agencies             1,500     5.52       8,458    6.13        3,503      7.30           -       -.-
State and municipal bonds                -      -.-           -     -.-          615      7.80           -       -.-
Mortgage backed securities             371     7.33          24    8.74       21,743      6.81       8,577      7.44
Corporate debt and other               538     9.88         500    8.14            -       -.-           -       -.-
                                   -------     ----      ------    ----      -------      ----      ------      ----
Total investment portfolio         $23,875     6.10%     $8,982    6.25%     $25,861      6.90%     $8,577      7.44%

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

                                                                    December 31,
                                          --------------------------------------------------------------------
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


                                                            December 31, 1997
                                                        -------------------------
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

     The following table summarizes the loans for which the accrual of interest has been discontinued and loans more than 90 days past due and still accruing interest, including those loans that have been restructured:

                                                             December 31,
                                            ----------------------------------------------
                                              1997     1996      1995      1994      1993
                                            -------   ------    ------    ------    ------
                                                        (Dollars In Thousands)
Non-accrual Loans, not restructured         $10,589   $5,483    $1,492    $  616    $  637
Accruing loans past due 90 days or more       4,638    1,314        46       826       150
Restructured loans                            2,779    2,200        82     1,050     1,605
                                            -------   ------    ------    ------    ------
     Total                                  $18,006   $8,997    $1,620    $2,492    $2,393
                                            -------   ------    ------    ------    ------
                                            -------   ------    ------    ------    ------

As a percent of outstanding loans               2.9%     2.7%      4.2%      5.4%      4.8%

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

ALLOWANCE FOR LOAN AND LEASE LOSSES

     The Company maintains an allowance for loan and lease losses, intended to absorb losses that may occur in its loan portfolio. The Company's aggregate allowance for loan and lease losses at December 31, 1997 was approximately $9.4 million, or approximately 1.8% of gross portfolio loans. (See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Allowance and Provision for Loan and Lease Losses" herein.)

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

     The table below summarizes average loans outstanding, gross portfolio loans, non-performing loans and changes in the allowance for possible loan and lease losses arising from loan and lease losses and additions to the allowance from provisions charged to operating expense:

                                                                                      December 31,
                                                        --------------------------------------------------------------------
                                                          1997           1996            1995           1994          1993
                                                        --------       --------        -------        -------        -------
                                                                                  (Dollars In Thousands)
Average loans outstanding                               $464,788       $146,743        $42,272        $46,979        $49,243
Gross portfolio loans                                   $522,054       $263,641        $39,022        $46,367        $49,084
Non-performing loans                                    $ 18,006       $  8,997        $ 1,620        $ 2,492        $ 2,392

Allowance for loan losses
    Balance at beginning of period                      $  5,156       $    639        $   821        $   823        $   771
    Balance acquired                                       4,076          4,382            -              -              -
    Loans charged off during period
         Commercial                                          467            430            258            532            687
         Leases                                            1,092              -              -              -              -
         Real estate                                         610            144            115             25             37
         Installment                                         334             76            329            114            371
                                                         -------        -------        -------           ----          -----
           Total                                           2,503            650            702            671            687
    Recoveries during period
         Commercial                                          397            103            121             33             30
         Leases                                               33              -              -              -              -
         Real estate                                         517             61              2             -              25
         Installment                                         224            106            102             53              7
                                                         -------        -------        -------           ----          -----
            Total                                          1,171            270            225             86             62
                                                         -------        -------        -------           ----          -----
Net loans charged off during period                        1,331            380            477            585            625
Additions charged to operations                            1,495            515            295            583          1,085
                                                         -------        -------        -------           ----          -----
Balance at end of period                                $  9,395       $  5,156       $    639        $   821        $   823
                                                         -------        -------        -------           ----          -----
                                                         -------        -------        -------           ----          -----

Loan loss and quality ratios:
    Net charge-offs to average loans                         .29%          0.26%          1.13%          1.25%          1.27%
    Provision for loan losses to average loans               .32%          0.35%          0.70%          1.24%          2.20%
    Allowance at end of period to gross portfolio
         loans outstanding at end of period                 1.80%          1.88%          1.64%          1.77%          1.68%
    Allowance as % of non-performing loans                 52.18%         57.31%         39.44%         32.95%         34.41%

     The following table indicates management's allocation of the allowance for each of the following years:

                                                                                    December 31,
                                                        -----------------------------------------------------------------
                                                          1997           1996            1995         1994         1993
                                                        --------       --------        -------       -------      -------
                                                                                  (Dollars In Thousands)
Allocated amount:
   Commercial, financial and agricultural              $   799         $  980           $ 32           $330        $392
   Real estate and construction                          1,864          1,680            242            205         161
   Consumer                                                602            461             51             89          77
   Unallocated                                           6,130          2,035            314            197         193
                                                        ------         ------           ----           ----        ----
 Total                                                  $9,395         $5,156           $639           $821        $823
                                                        ------         ------           ----           ----        ----
                                                        ------         ------           ----           ----        ----

As a percent of allowance:
   Commercial, financial and agricultural                  8.5%          19.0%           5.0%          40.2%       47.6%
   Real estate and construction                           19.8           32.6           37.9           25.0        19.6
   Consumer                                                6.4            8.9            8.0           10.8         9.4
   Unallocated                                            65.3           39.5           49.1           24.0        23.4
                                                        ------         ------           ----           ----        ----
         Total                                           100.0%         100.0%         100.0%         100.0%      100.0%
                                                        ------         ------           ----           ----        ----
                                                        ------         ------           ----           ----        ----

     In allocating the Company's allowance for possible loan and lease losses, management has considered the credit risk in the various loan categories in its portfolio. As such, the allocations of the allowance for possible loan and lease losses are based upon the average aggregate historical net loan losses experienced in each of the subsidiary banks. While every effort has been made to allocate the allowance to specific categories of loans, management believes that any allocation of the allowance for possible loan and lease losses into loan categories lends an appearance of exactness which does not exist, in that the allowance for possible loan and lease losses is utilized a single unallocated allowance available for losses on all types of loans and leases.



DEPOSITS

     The following table shows the average amount and average rate paid on the categories of deposits for each of years indicated:

                                                1997                      1996                   1995
                                          Amount      Rate         Amount       Rate      Amount       Rate
                                         --------     ----        --------      ----      ------       ----
                                                               (Dollars In Thousands)
    Non-interest bearing demand          $181,481     0.00%       $ 52,273      0.00%     $11,197      0.00%
    Interest-bearing demand                68,824     1.93%         24,464      2.80%      10,492      1.42%
    Money Market                           68,943     3.39%         18,135      2.72%       9,176      2.52%
    Savings                               106,956     4.78%         28,917      3.98%       5,235      2.20%
    Time                                  170,809     5.48%         91,987      5.70%      18,394      5.84%
                                         --------                 --------                -------
         Total                           $597,013     3.04%       $215,776      3.51%     $54,494      2.88%
                                         --------                 --------                -------
                                         --------                 --------                -------

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

     In June 1997 the FASB issued SFAS 130, "Reporting Comprehensive Income." This Statement requires all enterprises to report comprehensive income as a measure of overall performance. Comprehensive income is the change to equity (net assets) of a business during a period. The Statement includes the guidelines for the calculations and required presentations. For the Company, this new standard is effective for 1998 and is not expected to have a material impact on the Company's financial statements.

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

     As a result of the passage of the SAIF legislation, effective January 1, 1997, the deposit assessment matrix for both SAIF-assessable and BIF-assessable depository institutions, is as follows (in cents per $100 of deposits):

                                                      Supervisory Subgroup
                                                     ----------------------
                                                         A     B     C
                                                        --    --    --

          MEETS NUMERICAL STANDARDS FOR:
          Well capitalized . . . . . . . . . . . .     0(a)      3    17
          Adequately capitalized . . . . . . . . .     3         0    24
          Undercapitalized . . . . . . . . . . . .     10        24   27

----------------------

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

RESTRICTIONS ON CHANGES OF CONTROL

     Subject to certain limited exceptions, no company (as defined in the  BHC
Act) or individual can acquire control of a bank holding company, such as the Company, without the prior approval or non-disapproval, as the case may be, of the FRB. Prior approval of the FRB would be required for an acquisition of control of the Company by a "company" as defined in the BHC Act. In general, FRB regulations provide that "control" means the power to vote 25% or more of any class of voting stock, the power to control in any manner the election of a majority of the board of directors, or the power to exercise, directly or indirectly, a controlling influence over management or policies as determined by the FRB. As part of such acquisition, the company would be required to register as a bank holding company (if not already so registered) and have its business activities limited to those activities which the FRB determines to be so closely related to banking as to be a proper incident thereof. (See "BUSINESS --Limitations on Bank Holding Company Activities" herein.) FRB regulations also provide that there is a presumption that any company which owns less than 5% of any class of voting securities of a bank holding company does not have control over that company.

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

ITEM 6.   SELECTED FINANCIAL DATA



     Below are the selected financial data for the Company for the past five years. Due to the mergers and acquisitions during the recent years the comparability from period to period of the historical information provided is limited (See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Overview" and "FINANCIAL STATEMENT - Note 2 - Acquisitions and 1996 Reorganization.")



                                                           As Of And For The Years Ended December 31,
                                               ----------------------------------------------------------------
                                               1997           1996           1995           1994           1993
                                               ----           ----           ----           ----           ----
                                                      (Dollars In Thousands, Except For Per Share Amounts)
SUMMARY OF CONSOLIDATED OPERATIONS
Net interest income before
  provision for possible loan
 and lease loss                               $32,881        $11,708         $2,817         $2,861        $ 2,994
Provision for possible loan
  and lease loss                                1,495            515            295            583          1,085
                                              -------        -------         ------         ------        -------
Net interest income after provision
  for possible loan and lease loss             31,386         11,193          2,522          2,278          1,909
Net non-interest expense                       24,784         10,371          3,595          3,267          3,885
                                              -------        -------         ------         ------        -------

Income (loss) before income taxes
  and extraordinary item                        6,602            822         (1,073)          (989)        (1,976)
Income taxes provision (benefit)                3,612         (1,503)          (443)            -             -
                                              -------        -------         ------         ------        -------

Income (loss) before extraordinary item         2,990          2,325           (630)          (989)        (1,976)

Extraordinary item: Forgiveness of
  indebtedness net of $443,000
  income taxes                                     -              -             625             -             -
                                              -------        -------         ------         ------        -------
Net income (loss)                              $2,990        $ 2,325        $    (5)        $ (989)       $(1,976)
                                              -------        -------         ------         ------        -------
                                              -------        -------         ------         ------        -------

Per share data (1):
Weighted Average shares outstanding
     Basic                                 14,813,125      5,300,773         268,198        53,728         53,728
     Dilutive                              17,269,302      5,300,773         268,198        53,728         53,728

Basic:
Income (loss) before
  extraordinary item                             $.15           $.44          $(2.35)       $(18.41)       $(36.78)
Extraordinary item                                 -              -             2.33             -             -
                                                 ----           ----          -------        ------        --------
Income (loss) per share                          $.15           $.44          $(0.02)       $(18.41)       $(36.78)

Dilutive:
Income (loss) before
  extraordinary item                             $.13           $.44          $(2.35)       $(18.41)       $(36.78)
Extraordinary item                                 -              -             2.33             -              -
                                                 ----           ----           ------       --------       --------
Income (loss) per share                          $.13           $.44          $(0.02)       $(18.41)       $(36.78)

____________________________
 (1) Share and per share amounts have been retroactively restated to reflect change in presentation of EPS as discussed in Note 1 to the consolidated financial statements


                                                               As Of And For The Years Ended December 31,
                                                  --------------------------------------------------------------------
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

     The Company had net income of $2.3 million for the year ended December 31, 1996 compared to a net loss of $5,000 for the year ended December 31, 1995. Included in the 1995 $5,000 net loss is a $625,000 extraordinary gain from extinguishment of debt, net of tax benefit of $443,000, in connection with the Recapitalization. The Company's loss before extraordinary item for the year ended December 31, 1995 was $630,000. The increase in net income before extraordinary items is due to an increase in net interest income, non-interest income and tax benefit of $8.9 million, $4.2 million and $1.1 million, respectively, partially offset by increased provision for loan and lease losses and non-interest expense of $227,000 and $11.0 million, respectively. Basic net income per share in 1996 was $.44 per share compared to a net loss per share of $.02 (after adjustment for extraordinary item) in 1995, while diluted net income per share in 1996 was $.44 compared to net loss per share of $.02 (after adjustment for extraordinary item) in 1995. (See "BUSINESS - Historical Distribution of Assets, Liabilities and Shareholders' Equity.")

NET INTEREST INCOME AND NET INTEREST MARGIN

     The Company's net interest income increased $21.2 million in 1997 due to an increase of $34.1 million in interest income partially offset by increased interest expense of $13.0 million. Interest income and interest expense increased primarily due to an increase in interest earning assets and liabilities acquired in the Eldorado Acquisition. Decreased yields on earning assets partially offset interest income due to the higher volume of earning assets while the cost of interest bearing liabilities remained constant. The yield on interest-earning assets declined to 9.37% in 1997 from 9.74% in 1996 and the cost of average interest-bearing liabilities remained stable at 4.64% in 1997 and 1996. As a result of those factors the net yield on earning assets declined to 5.76% in 1997 from 5.89% in 1996. (See "BUSINESS - Historical Distribution of Assets, Liabilities and Shareholders' Equity.")

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

ALLOWANCE AND PROVISION FOR LOAN AND LEASE LOSSES

     The provision for loan and lease losses is an expense charged against operating income and added to the allowance for loan and lease losses. The allowance for loan and lease losses represents the amounts which have been set aside for the specific purpose of absorbing losses which may occur in the Company's loan portfolios.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk is the risk of loss in a financial instrument arising from adverse changes in market prices and rates, foreign currency exchange rates, commodity prices and equity prices.. The Company's market risk arises primarily from interest rate risk inherent in its lending and deposit taking activities. To that end, management actively monitors and manages its interest rate risk exposure. The Company does not have any market risk sensitive instruments entered into for trading purposes. The Company manages its interest rate sensitivity by matching the repricing opportunities on its earning assets to those on its funding liabilities. Management uses various asset/liability strategies to manage the repricing characteristics of its assets and liabilities to ensure that exposure to interest rate fluctuations is limited within Company guidelines of acceptable levels of risk-taking. Hedging strategies, including the terms and pricing of loans and deposits, and managing the deployment of its securities are used to reduce mismatches in interest rate repricing opportunities of portfolio assets and their funding sources.

     When appropriate, management may utilize off balance sheet instruments such as interest rate floors, caps and swaps to hedge its interest rate position. A Board of Directors approved hedging policy statement governs use of these instruments. As of December 31, 1997, the Company had not utilized any interest rate swaps or other such financial derivatives to alter its interest rate risk profile.

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

     The table on the following page sets forth the distribution of repricing opportunities of the Company's interest-earning assets and interest-bearing liabilities, the interest rate sensitivity gap (i.e., interest rate sensitive assets less interest rate sensitive liabilities), cumulative interest-earning assets and interest-bearing liabilities, the cumulative interest rate sensitivity gap, the ratio of cumulative interest-earning assets to cumulative interest-bearing liabilities and the cumulative gap as a percentage of total assets and total interest-earning assets as of December 31, 1997. The table also sets forth the time periods during which interest-earning assets and interest-bearing liabilities will mature or may reprice in accordance with their contractual terms. The interest rate relationships between the repriceable assets and repriceable liabilities are not necessarily constant and may be affected by many factors, including the behavior of customers in response to changes in interest rates. This table should, therefore, be used only as a guide as to the possible effect changes in interest rates might have on the net margins of the Company.


                                                                              December 31, 1997
                                               -----------------------------------------------------------------------------------
                                                                      Amounts Maturing Or Repricing In
                                               -----------------------------------------------------------------------------------
                                                                Over 3
                                                                Months         Over 1
                                               3 Months          To 12        Year To           Over          Non-
                                                Or Less         Months        5 Years        5 Years  Sensitive (1)          TOTAL
                                               --------        -------        -------        -------       --------       --------
                                                                               (Dollars In Thousands)
ASSETS
  Cash and due from banks                      $      -        $     -        $     -        $     -      $  81,030       $ 81,030
  Federal funds sold                             40,000              -              -              -              -         40,000
  Investment securities                          11,993         11,844          8,982         34,438             38         67,295
  Loans and leases                              327,269         43,056         86,270         65,459              -        522,054
  Loans held for sale                            96,230              -              -              -              -         96,230
  Other assets (2)                                    -              -              -              -         95,746         95,746
                                               --------        -------        -------        -------       --------       --------
    Total assets                               $475,492        $54,900        $95,252        $99,897       $176,814       $902,355
                                               --------        -------        -------        -------       --------       --------
                                               --------        -------        -------        -------       --------       --------

LIABILITIES AND
SHAREHOLDERS' EQUITY
  Non-interest bearing
    demand deposits                            $      -    $         -      $       -       $      -       $289,344       $289,344
  Interest-bearing demand,
     money market and savings                   294,070              -              -              -              -        294,070
  Time certificates of deposit                   74,607         95,194         11,988              -              -        181,789
  Short term debt                                 2,587              -              -              -              -          2,587
  Long term debt                                      -              -              -         27,657              -         27,657
  Other liabilities                                   -              -              -              -         12,172         12,172
  Shareholders' equity                                -              -              -              -         94,736         94,736
                                               --------        -------        -------        -------       --------       --------
    Total liabilities &
      shareholders' equity                     $371,264        $95,194        $11,988        $27,657       $396,252       $902,355
                                               --------        -------        -------        -------       --------       --------
                                               --------        -------        -------        -------       --------       --------


  Period Gap                                   $104,228       $(40,294)       $83,264       $ 72,240      $(219,438)

  Cumulative interest earning assets           $475,492       $530,392       $625,644       $725,541
  Cumulative interest bearing liabilities      $371,264       $466,458       $478,446       $506,103
  Cumulative Gap                               $104,228      $  63,934       $147,198       $219,438

  Cumulative interest earning assets
    to cumulative interest bearing liabilities     1.28           1.14           1.31           1.43

  Cumulative gap as a percent of :
     Total assets                                11.55%          7.09%         16.31%         24.32%
     Interest earning assets                     14.37%          8.81%         20.29%         30.24%





------------------
(1)  Assets or liabilities which are not interest rate-sensitive.

(2) Allowance for possible loan losses of $9.4 million as of December 31, 1997 is included in other assets.

     At December 31, 1997, the Company had $530.4 million in assets and $466.5 million in liabilities repricing within one year. This means that $63.9 million more in interest rate sensitive assets than interest rate sensitive liabilities will change to the then current rate (changes occur due to the instruments being at a variable rate or because the maturity of the instrument requires its replacement at the then current rate). The ratio of interest earning assets to interest bearing liabilities maturing or repricing within one year at December 31, 1997 is 1.14 and management tries to maintain this ratio as close to zero as possible while remaining in a range between .80 and 1.20. Interest income is likely to be affected to a greater extent than interest expense for any changes in interest rates within one year from December 31, 1997. If rates were to fall during this period, interest income would decline by a greater amount than interest expense and net income would be reduced. Conversely, if rates were to rise, the reverse would apply.

     Since interest rate changes do not affect all categories of assets and liabilities equally or simultaneously, a cumulative gap analysis alone cannot be used to evaluate the Company's interest rate sensitivity position. To supplement traditional gap analysis, the Company performs simulation modeling to estimate the potential effects of changing interest rates. The process allows the Company to explore the complex relationships within the gap over time and various interest rate environments. Based upon the Company's interest rate shock simulations net interest income is expected to rise approximately 5.6% with a 200 basis point instantaneous increase to interest rates and decline approximately 3.8% with a 200 basis point instantaneous decrease in rates. Management has a target of minimizing the decline in net interest income to no more than 5.0% given a 200 basis point instantaneous decrease in rates.

     The preceding sensitivity analysis does not represent a forecast and should not be relied upon as being indicative of expected operating results. These hypothetical estimates are based upon numerous assumptions including: the nature and timing of interest rate levels including the yield curve shape, prepayments on loans and securities, changes in deposit levels, pricing decisions on loans and deposits, reinvestment/replacement of asset and liability cashflows and others. While assumptions are developed based upon current economic and local market conditions, the Company cannot make any assurances as to the predictive nature of these assumptions including how customer preferences or competitor influences might change.

     Also, as market conditions vary from those assumed in the sensitivity analysis, actual results will also differ due to: prepayment/refinancing levels likely deviating from those assumed, the varying impact of interest rate change caps or floors on adjustable rate loans, depositor early withdrawals and product preference changes, and other internal/external variables. Furthermore, the sensitivity analysis does not reflect actions that management might take in responding to or anticipating changes in interest rates.

     Management has taken several steps to reduce the positive gap of the Company by lengthening the maturities in its investment portfolio and originating more fixed rate assets that mature or reprice in balance with its interest bearing liabilities. Management will continue to maintain a balance between its interest earning assets and interest bearing liabilities in order to minimize the impact on net interest income due to changes in market rates.

     The following table sets forth the distribution of the expected maturities of the Company's interest-earning assets and interest-bearing liabilities as well as the fair value of these instruments. Expected maturities are based on contractual payments without effect being given for the estimated effect of prepayments. Savings accounts and interest-bearing transaction accounts, which have no stated maturity, are included in the one year or less maturity category (dollars in thousands).






                                                                      December 31, 1997
                                ----------------------------------------------------------------------------------------------------
                                                                      Expected Maturity
                                ----------------------------------------------------------------------------------------------------
                                  1998          1999        2000         2001        2002       Thereafter      Total     Fair Value
                                  ----          ----        ----         ----        ----       ----------      -----     ----------
Federal funds sold              $ 40,000      $   -       $   -        $   -       $   -         $    -       $ 40,000      $ 40,000
   Weighted average rate            5.50          -           -            -           -              -           5.50

Investment securities             23,837        1,985       3,980        2,517         500         34,438       67,257        67,257
   Weighted average rate            6.10         5.72        6.12         6.50        8.14           7.03         6.60

Fixed rate loans                  55,698       19,193      22,331       20,760      23,986         65,459      207,427       210,294
   Weighted average rate           10.02        10.96       10.06        10.20        9.56          10.28        10.16

Variable rate loans              109,036       14,958      19,085       22,198      26,832        122,518      314,627       317,442
   Weighted average rate            9.50        10.10       10.04         9.91        9.39          10.08         9.81

Loans held for sale               96,230          -           -            -           -              -         96,230        97,192
   Weighted average rate            7.25          -           -            -           -              -           7.25
                                --------      -------     -------      -------     -------       --------     --------      --------

Total interest earning          $324,801      $36,136     $45,396      $45,475     $51,318       $222,415     $725,541      $732,185
assets                          --------      -------     -------      -------     -------       --------     --------      --------
                                --------      -------     -------      -------     -------       --------     --------      --------

Interest bearing demand,
money market and savings        $294,070      $   -       $   -        $   -       $   -         $    -       $294,070      $291,129
   Weighted average rate            3.59          -           -            -           -                          3.59

Time deposits                    174,211       7,578          -            -           -              -        181,789       181,946
   Weighted average rate            5.67        5.59          -            -           -              -           5.66

Subordinated debentures            -              -           -            -           -           27,657       27,657        27,657
   Weighted average rate           -              -           -            -           -            11.75        11.75

Other borrowings                   2,587          -           -            -           -              -          2,587         2,587
   Weighted average rate            6.49          -           -            -           -              -           6.49
                                --------      -------     -------      -------     -------       --------     --------      --------
Total interest-bearing          $470,868      $7,578      $   -        $   -       $   -          $27,657     $506,103      $503,319
liabilities                     --------      -------     -------      -------     -------       --------     --------      --------
                                --------      -------     -------      -------     -------       --------     --------      --------


ITEM 8.   FINANCIAL STATEMENTS

          Financial Statements                                          Page No.
          --------------------                                          -------

Report of  Independent Accountants                                         F1

Consolidated Statements of Condition as of December 31, 1997 and 1996      F2

Consolidated Statements of Operations for the Years ended
   December 31, 1997, 1996 and 1995                                        F4

Consolidated Statements of Shareholders' Equity for the Years ended
   December 31, 1997, 1996 and 1995                                        F6

Consolidated Statements of Cash Flows for the Years ended
   December 31, 1997, 1996 and 1995                                        F7

Notes to Consolidated Financial Statements -
   December 31, 1997, 1996 and 1995                                        F9

PART III

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

     GENERAL. The following table sets forth certain information as of December 31, 1997 about persons who are beneficial owners of more than 5% of the outstanding equity securities of the Company.



                                                             Voting Securities                      All Equity Securities
                                                  --------------------------------------      ---------------------------------
                                                     Beneficially        Percentage Of          Beneficially       Percentage
                     INVESTOR                           Owned          Voting Securities           Owned          Of Class(1)
                     --------                        ------------      -----------------        ------------      -----------
 Dartmouth Capital Group, L.P.(2)
 Dartmouth Capital Group, Inc.
   Class B Common Stock  . . . . . . . . . . . .        6,001,235           36.4%                 6,001,235         32.7%
   Special Common Stock  . . . . . . . . . . . .               --            --                          --           --
   Series A Capital Securities . . . . . . . . .               --            --                          --           --
   Series B Preferred Stock  . . . . . . . . . .               --            --                          --           --

 Madison Dearborn Capital Partners II, L.P.(3)
   Class B Common Stock(4) . . . . . . . . . . .          146,000            0.9%                   146,000           .8%
   Special Common Stock(1) . . . . . . . . . . .        1,485,033            9.0%                 2,412,859         13.2%
   Series A Capital Securities . . . . . . . . .               --            --                          --           --
   Series B Preferred Stock  . . . . . . . . . .               --            --                      58,296         50.0%

 Olympus Growth Fund II, L.P.(5)
 Olympus Executive Fund, L.P.
   Class B Common Stock(6) . . . . . . . . . . .           146,000           0.9%                   146,000           .8%
   Special Common Stock(1) . . . . . . . . . . .         1,485,033           9.9%                 2,412,859         13.2%
   Series A Capital Securities . . . . . . . . .               --            --                          --           --
   Series B Preferred Stock  . . . . . . . . . .               --            --                      58,296         50.0%

 Ernest J. Boch(7)
   Class B Common Stock  . . . . . . . . . . . .         2,397,628          14.5%                 2,260,828         13.1%



 F. M. Kirby(8)
  Class B Common Stock  . . . . . . . . . . . .          1,090,029           6.6%                 1,090,029          5.9%



 Shareholders of DCG General Partner
 as a Group (11 shareholders)(9)(10)
   Class B Common Stock  . . . . . . . . . . . .         5,339,751          32.4%                 5,339,571         29.1%

____________________
(1) For purposes of computing the percentage of each class of equity securities beneficially owned by each principal shareholder, the Class B Common Stock and Special Common are treated as a single class of securities.

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


                                                                        PERCENT
                                                                     OF SHARES OF
                NAME AND TITLE                   NUMBER OF SHARES       VOTING
          OF OFFICER AND/OR DIRECTOR            BENEFICIALLY OWNED      COMMON
          --------------------------            ------------------      ------
      Robert P. Keller (1) (2)  . . . . . .            464,569            2.8%
        Director, President and
        Chief Executive Officer

      Ernest J. Boch (1)  . . . . . . . . .          2,397,628           14.5%
        Director

      James A. Conroy (3) . . . . . . . . .          1,631,033            9.9%
        Director

      Mitchell Johnson  . . . . . . . . . .             97,183              *%
        Director

      Edward A. Fox (1) . . . . . . . . . .            463,496            2.8%
        Director

      Jefferson W. Kirby (1)(4) . . . . . .            409,400            2.5%
        Director

      Charles E. Hugel (1)  . . . . . . . .            337,725            2.0%
        Director

      K. Thomas Kemp (1)  . . . . . . . . .             42,860              *%
        Director

      John B. Pettway (5) . . . . . . . . .            434,594            2.6%
        Director

      Henry T. Wilson (6) . . . . . . . . .            400,540            2.4%
        Director

      Paul R. Wood (7)  . . . . . . . . . .          1,631,033            9.9%
        Director

      Curt A. Christianssen (8) . . . . . .              1,000              *%
        Senior Vice President
        and Chief Financial
        Officer

      Lawrence A. Johnes (9)  . . . . . . .                -0-              -
        Executive Vice President
        Leasing Division

                                       54


      William J. Lewis (10) . . . . . . . .                -0-           -
        Executive Vice President
        and Chief Credit Officer

      William D. Rast . . . . . . . . . . .                -0-           -
        Executive Vice President
        Mortgage Division

      Paul F. Rodeno (11) . . . . . . . . .                156          *%
        Executive Vice President
        Operations

      All Directors and Executive
        Officers as a Group (1)(2)(12)  . .          8,311,217         50.4%

______________________

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

Date: July 2, 1998

By Curt A. Christianssen /s/
---------------------------------------
Curt A. Christianssen
Senior Vice President
Chief Financial Officer

Date: July 2, 1998

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




 PRICE WATERHOUSE LLP /s/

COMMERCE SECURITY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CONDITION
DECEMBER 31, 1997 AND 1996


                                                                                    December 31,
                                                                                  ------------------
                                                                              1997               1996
                                                                               ----               ----
Assets
------
Cash and due from banks                                                  $  81,030,000     $  32,522,000
Federal funds sold                                                          40,000,000        13,700,000
Interest bearing deposits in other financial institutions                            -           338,000
Held-to-maturity investment securities                                               -        20,025,000
Available-for-sale investment securities                                    67,295,000        15,175,000
Mortgage loans held for sale                                                96,230,000        64,917,000
Loans and leases, net                                                      509,653,000       256,041,000
Servicing sale receivable                                                    1,247,000         2,870,000
Premises and equipment, net                                                 11,232,000         3,911,000
Real estate acquired through foreclosure, net                                2,740,000         3,635,000
Intangibles arising from acquisitions, net                                  66,769,000        10,736,000
Accrued interest receivable and other assets                                26,159,000        13,190,000
                                                                         -------------     -------------

         Total assets                                                    $ 902,355,000     $ 437,060,000
                                                                         -------------     -------------
                                                                         -------------     -------------




                  See notes to consolidated financial statements.

COMMERCE SECURITY BANCORP, INC. AND SUBSIDIARIES

DECEMBER 31, 1997 AND 1996

                                                                                    December 31,
                                                                                  ------------------
                                                                              1997               1996
                                                                               ----               ----
Liabilities and Shareholders' Equity
------------------------------------
Deposits:
    Demand:
       Non-interest bearing                                              $ 289,344,000     $ 126,885,000
       Interest bearing                                                     97,416,000        38,602,000
    Savings:
       Regular                                                              98,465,000        42,190,000
       Money market                                                         98,189,000        25,662,000
    Time:
       Under $100,000                                                       99,713,000       123,789,000
       $100,000 or more                                                     82,076,000        25,903,000
                                                                         -------------     -------------

         Total deposits                                                    765,203,000       383,031,000

Federal funds purchased                                                      2,050,000                 -
Due to related parties                                                               -         4,500,000
Accrued expenses and other liabilities                                      12,172,000         8,220,000
Mandatory convertible debentures                                               537,000           537,000
Subordinated debentures                                                     27,657,000                 -
                                                                         -------------     -------------

         Total liabilities                                                 807,619,000       396,288,000

Commitments and contingencies (Note 17)

Shareholders' equity:
    Preferred stock, $.01 par value, 1,500,000 shares
       authorized; 116,593 and -0- issued and outstanding at
       December 31, 1997 and 1996, respectively                             11,659,000                 -
    Special common stock, $.01 par value, 9,651,600
       shares authorized, 4,825,718 and -0- issued and outstanding
       at December 31, 1997 and 1996, respectively                              48,000                 -
    Common stock, $.01 par value, 50,000,000
       shares authorized; 13,521,679 issued and
       outstanding at December 31, 1997 and 9,697,430
       at December 31, 1996                                                    135,000            97,000
    Additional paid-in capital                                              83,855,000        42,394,000
    Retained earnings (deficit)                                                524,000        (1,736,000)
    Unearned compensation                                                   (1,509,000)                -
    Unrealized gain on securities available-for-sale                            24,000            17,000
                                                                         -------------     -------------

         Total shareholders' equity                                         94,736,000        40,772,000
                                                                         -------------     -------------

         Total liabilities and shareholders' equity                      $ 902,355,000     $ 437,060,000
                                                                         -------------     -------------
                                                                         -------------     -------------

                  See notes to consolidated financial statements.

COMMERCE SECURITY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OPERATIONS
FOR YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

                                                                                 For the Years Ended December 31,
                                                                                 --------------------------------
                                                                              1997              1996              1995
                                                                              ----              ----              ----
Interest income:
    Interest and fees on loans                                           $  43,103,000     $  14,782,000     $   4,086,000
    Income from lease finance receivables                                    4,127,000         1,601,000                 -
                                                                          -------------     -------------    --------------
    Interest and dividend on securities                                      4,979,000         1,968,000           311,000
    Interest on Federal funds sold                                           1,286,000           934,000           117,000
    Interest on deposits with other financial institutions                           -            67,000            54,000
                                                                          -------------     -------------    --------------

         Total interest income                                              53,495,000        19,352,000         4,568,000

Interest expense:
    Interest bearing demand                                                  1,325,000           686,000           149,000
    Money market                                                             2,336,000           493,000                 -
    Savings                                                                  5,117,000         1,150,000           346,000
    Time                                                                     9,365,000         5,241,000         1,075,000
    Debentures                                                               1,908,000            74,000           181,000
    Federal funds purchased                                                    563,000                 -                 -
                                                                          -------------     -------------    --------------

         Total interest expense                                             20,614,000         7,644,000         1,751,000
                                                                          -------------     -------------    --------------

         Net interest income                                                32,881,000        11,708,000         2,817,000

Provision for loan and lease losses                                          1,495,000           515,000           295,000
                                                                          -------------     -------------    --------------
    Net interest income after provision for loan and lease losses           31,386,000        11,193,000         2,522,000

Non-interest income:
    Service charges on deposit accounts                                      2,675,000         2,911,000           464,000
    Gain on sale of mortgage loans                                           6,887,000         1,727,000                 -
    Other income                                                             5,342,000           261,000           232,000
                                                                          -------------     -------------    --------------

         Total non-interest income                                          14,904,000         4,899,000           696,000

Non-interest expense:
    Salaries and employee benefits                                          16,172,000         6,816,000         1,811,000
    Occupancy and equipment                                                  5,959,000         2,726,000           861,000
    Professional, regulatory and other services                              1,230,000           733,000           346,000
    Legal                                                                    1,437,000           453,000           113,000
    Insurance                                                                  637,000           262,000           114,000
    Losses and carrying cost of OREO                                           382,000           288,000           531,000
    Provision for recourse obligation (Note 6)                               2,021,000                 -                 -
    Amortization of goodwill and other intangibles                           2,514,000           268,000                 -
    Other                                                                    9,336,000         3,724,000           515,000
                                                                          -------------     -------------    --------------

         Total non-interest expense                                         39,688,000        15,270,000         4,291,000
                                                                          -------------     -------------    --------------

Income (loss) before taxes and extraordinary item                            6,602,000           822,000        (1,073,000)
Income tax benefit (provision)                                              (3,612,000)        1,503,000           443,000
                                                                          -------------     -------------    --------------

Income (loss) before extraordinary item                                      2,990,000         2,325,000          (630,000)
Extraordinary item:
    Gain on forgiveness of debt, net of income
       taxes of $443,000                                                             -                 -           625,000
                                                                          -------------     -------------    --------------

         Net income (loss)                                               $   2,990,000     $   2,325,000     $      (5,000)
                                                                          -------------     -------------    --------------
                                                                          -------------     -------------    --------------


                  See notes to consolidated financial statements.

COMMERCE SECURITY BANCORP, INC. AND SUBSIDIARIES

FOR YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

                                                                                 For the Years Ended December 31,
                                                                                 --------------------------------
                                                                              1997              1996              1995
                                                                              ----              ----              ----
Net income available to common shareholders                              $   2,260,000     $   2,325,000     $      (5,000)

Earnings per share (basic)                                               $        0.15     $        0.44     $       (0.02)
Earnings per share (dilutive)                                            $        0.13     $        0.44     $       (0.02)






                  See notes to consolidated financial statements.

COMMERCE SECURITY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
DECEMBER 31, 1997, 1996, AND 1995




                                                    Preferred Stock                    Special Common Stock
                                             --------------------------     ---------------------------------------
                                                                                                          Additional
                                              Number of      Preferred      Number of        Common        Paid-in
                                               Shares          Stock          Shares         Stock         Capital
                                               ------          -----          ------         -----         -------
Balance at December 31, 1994                        -      $       -              -      $       -      $       -
Merger and reverse stock split
   (1 for 21)(Note 2)                               -              -              -              -              -

Stock dividend                                      -              -              -              -              -

Issuance of common stock                            -              -              -              -              -

Net loss                                            -              -              -              -              -

                                            --------------------------    -----------------------------------------
Balance at December 31, 1995                        -              -              -              -              -
Fractional share adjustment                         -              -              -              -              -
Issuance of common stock - Liberty                  -              -              -              -              -
Issuance of common stock - Commerce                 -              -              -              -              -
Unrealized gain on securities available
   for sale                                         -              -              -              -              -

Net income                                          -              -              -              -              -

                                            --------------------------    -----------------------------------------
Balance at December 31, 1996                        -              -              -              -              -
Issuance of preferred stock - Eldorado          116,593     11,659,000
Issuance of common stock - Eldorado                 -              -        4,825,718         48,000     23,164,000
Restricted stock issuance
Compensation expense
Cancellation of shares  (Note 12)                   -              -              -              -              -
Unrealized gain on securities available
   for sale                                         -              -              -              -              -

Net income                                          -              -              -              -              -
Preferred dividends                                 -              -              -              -              -
                                            --------------------------    -----------------------------------------

Balance at December 31, 1997                    116,593    $11,659,000      4,825,718    $    48,000    $23,164,000
                                            --------------------------    -----------------------------------------
                                            --------------------------    -----------------------------------------


                                                        Class B Common Stock
                                             ------------------------------------------
                                                                             Additional     Retained
                                              Number of        Common        Paid-in        Earnings
                                                Shares         Stock         Capital        (Deficit)
                                                ------         -----         -------        ---------
Balance at December 31, 1994                    564,145    $ 2,951,000    $       -      $(3,899,000)
Merger and reverse stock split
   (1 for 21)(Note 2)                          (537,281)    (2,951,000)     2,951,000            -

Stock dividend                                   26,864          1,000        156,000       (157,000)

Issuance of common stock                        841,739          8,000      4,486,000            -

Net loss                                            -              -              -           (5,000)

                                            -----------------------------------------    -----------
Balance at December 31, 1995                    895,467          9,000      7,593,000     (4,061,000)
Fractional share adjustment                          34
Issuance of common stock - Liberty            3,432,105         34,000     13,373,000            -
Issuance of common stock - Commerce           5,369,824         54,000     21,428,000            -
Unrealized gain on securities available
   for sale                                         -              -              -              -

Net income                                          -              -              -        2,325,000

                                            -----------------------------------------    -----------
Balance at December 31, 1996                  9,697,430         97,000     42,394,000     (1,736,000)
Issuance of preferred stock - Eldorado
Issuance of common stock - Eldorado           3,820,875         38,000     17,966,000            -
Restricted stock issuance                       427,556          4,000      2,008,000            -
Compensation expense
Cancellation of shares  (Note 12)              (424,182)        (4,000)    (1,677,000)           -
Unrealized gain on securities available
   for sale                                         -              -              -              -

Net income                                          -              -              -        2,990,000
Preferred dividends                                 -              -              -         (730,000)
                                            -----------------------------------------    -----------

Balance at December 31, 1997                 13,521,679    $   135,000    $60,691,000    $   524,000
                                            -----------------------------------------    -----------
                                            -----------------------------------------    -----------


                                                            Unrealized
                                                              Gain on
                                                            Securities
                                             Unearned       Available
                                           Compensation     for Sale          Total
                                           ------------     ----------        -----
Balance at December 31, 1994                $       -      $       -      $  (948,000)
Merger and reverse stock split
   (1 for 21)(Note 2)                               -              -                0

Stock dividend                                      -              -                0

Issuance of common stock                            -              -        4,494,000

Net loss                                            -              -           (5,000)

                                            -----------    -----------    -----------
Balance at December 31, 1995                                       -        3,541,000
Fractional share adjustment                         -
Issuance of common stock - Liberty                  -              -       13,407,000
Issuance of common stock - Commerce                 -              -       21,482,000
Unrealized gain on securities available
   for sale                                         -           17,000         17,000

Net income                                          -              -        2,325,000

                                            -----------    -----------    -----------
Balance at December 31, 1996                                    17,000     40,772,000
Issuance of preferred stock - Eldorado                                     11,659,000
Issuance of common stock - Eldorado                 -              -       41,216,000
Restricted stock issuance                    (2,012,000)           -                0
Compensation expense                            503,000            -          503,000
Cancellation of shares  (Note 12)                   -              -       (1,681,000)
Unrealized gain on securities available
   for sale                                         -            7,000          7,000

Net income                                          -              -        2,990,000
Preferred dividends                                 -              -         (730,000)
                                            -----------    -----------    -----------

Balance at December 31, 1997                ($1,509,000)   $    24,000    $94,736,000
                                            -----------    -----------    -----------
                                            -----------    -----------    -----------

                   See notes to consolidated financial statement

COMMERCE SECURITY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                                                                 For the Years Ended December 31,
                                                                          -----------------------------------------------
                                                                              1997              1996              1995
                                                                              ----              ----              ----
Operating Activities:
    Net income (loss)                                                    $   2,990,000     $   2,325,000     $      (5,000)
    Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities:
       Provision for loan and lease losses                                   1,495,000           515,000           295,000
       Provision for loss on real estate acquired through foreclosure          176,000            72,000           383,000
       Gain on sale of mortgage loans                                       (6,887,000)       (1,727,000)                -
       Loss on sale of premises and equipment                                   11,000            85,000                 -
       (Gain) loss on sale of real estate owned                                 45,000          (135,000)                -
       Net gain on sale of securities                                         (221,000)                -                 -
       Depreciation and amortization                                         1,702,000           642,000           201,000
       Amortization of goodwill and other intangibles                        2,514,000           178,000                 -
       Accretion/amortization related to securities, net                     1,103,000          (252,000)                -
       Amortization of deferred compensation                                   503,000                 -                 -
       Amortization of deferred loan fees and costs                         (1,209,000)         (109,000)           (6,000)
       Accretion of mortgage servicing asset                                    32,000                 -                 -
       Provision (benefit) of deferred taxes                                 2,087,000        (1,503,000)         (443,000)
       Mortgage loans originated for sale                                 (889,175,000)     (242,339,000)                -
       Proceeds from sales of loans and servicing                          898,729,000       262,219,000                 -
       Mortgage servicing rights purchased and originated                            -          (275,000)                -
       Equity in loss of real estate joint venture                             254,000            56,000                 -
       Extraordinary item-gain on forgiveness of debt                                -                 -        (1,068,000)
       Decrease in servicing sale receivable                                 1,623,000                 -                 -
       Increase in loans held for sale                                     (31,313,000)      (47,769,000)                -
       Other, net                                                            3,963,000        (6,700,000)          469,000
                                                                          -------------     -------------    --------------

              Net cash used in operating activities                        (11,578,000)      (34,717,000)         (174,000)
                                                                          -------------     -------------    --------------

Investing Activities:
    Decrease in interest bearing deposits with other
      financial institutions                                                   338,000         1,241,000            89,000
    Purchases of investment securities                                     (44,594,000)      (32,445,000)       (5,890,000)
    Proceeds from maturities of investment securities                       55,253,000        56,627,000         3,416,000
    Proceeds from the sales of investment securities                        55,150,000                 -                 -
    Loans/leases originated for portfolio, net of principal repayment      (29,149,000)      (29,022,000)        5,807,000
    Purchases of premises and equipment                                     (1,337,000)         (860,000)          (19,000)
    Proceeds from sale of premises and equipment                                98,000            56,000                 -
    Proceeds from sale of real estate acquired through foreclosure           3,901,000         4,188,000           476,000
    Capital expenditures for other real estate owned                           (26,000)       (2,256,000)                -
    Purchase of Liberty National Bank, net of cash received                          -         7,283,000                 -
    Purchase of Commerce Security Bank, net of cash received                         -        53,175,000                 -
    Purchase of Eldorado Bank, net of cash received                        (61,299,000)                -                 -
                                                                          -------------     -------------    --------------

              Net cash (used in) provided by investing activities          (21,665,000)       57,987,000         3,879,000
                                                                          -------------     -------------    --------------


                  See notes to consolidated financial statements.

COMMERCE SECURITY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                                                 For the Years Ended December 31,
                                                                          -----------------------------------------------
                                                                              1997              1996              1995
                                                                              ----              ----              ----
Financing Activities:
    Net increase (decrease) in deposits                                     39,235,000       (22,377,000)       (4,445,000)
    Issuance of subordinated debentures                                     27,657,000                 -                 -
    Issuance of preferred stock                                             11,659,000                 -                 -
    Issuance of common stock                                                18,004,000        34,889,000         4,494,000
    Issuance of special common stock                                        23,212,000                 -                 -
    Payment of preferred dividends                                            (730,000)                -                 -
    Repayment of notes payable to shareholder                                        -                 -          (656,000)
    Proceeds from issuance of notes payable to related parties                       -         4,500,000                 -
    Net decrease in other borrowings                                       (10,986,000)                -                 -
                                                                          -------------     -------------    --------------

              Net cash (used in) provided by financing activities          108,051,000        17,012,000          (607,000)
                                                                          -------------     -------------    --------------

Net increase in cash and cash equivalents                                   74,808,000        40,282,000         3,098,000
Cash and cash equivalents at beginning of period                            46,222,000         5,940,000         2,842,000
                                                                          -------------     -------------    --------------

Cash and cash equivalents at end of period                               $ 121,030,000     $  46,222,000     $   5,940,000
                                                                          -------------     -------------    --------------
                                                                          -------------     -------------    --------------

Supplemental disclosures of cash flow information:
    Cash paid for interest on deposits                                   $  18,643,000     $   7,670,000     $   1,673,000
    Cash paid for income taxes                                               1,525,000                 -             2,000

Supplemental disclosures of non-cash investing activities:
    Loans transferred to foreclosed real estate                              3,483,000         2,526,000           982,000
    Loans originated to finance the sale of real estate                              -                 -           371,000
    Transfer of securities from held to maturity to
      available for sale (Note 4)                                           15,004,000                 -                 -

Supplemental disclosures of non-cash financing activities:
    Issuance of restricted stock                                             2,012,000                 -                 -





                  See notes to consolidated financial statements.

COMMERCE SECURITY BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1997, 1996, AND 1995

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

LOANS AND LEASES

Loans are stated at principal amounts outstanding, net of unearned income, including discounts and fees. Net deferred fees and costs are generally deferred and amortized into interest income over the contractual life of the related loans as a yield adjustment. Direct financing leases, which include estimated residual values of leased equipment, are carried net of unearned income. Income from these leases is recognized on a basis which produces a level yield on the outstanding net investment in the lease. The production of new leases comes exclusively from the wholesale sector through a network of brokers, the Company services these leases and during 1997, began selling blocks of leases to other institutions. Leases held for resale are carried at the lower of cost or estimated fair value on an aggregate basis. Gains and losses on the sale of leases are recognized upon delivery based on the difference between selling price and carrying value.

NON-ACCRUAL / IMPAIRED LOANS

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

INTANGIBLES ARISING FROM ACQUISITIONS


The Company has paid amounts in excess of fair value for CSB's, LNB's, and Eldorado's core deposits and tangible assets. Such amounts are being amortized by systematic charges to income (primarily for periods from 10 to 25 years) over a period which is no greater that the estimated remaining life of the assets acquired or not to exceed the estimated average remaining life of the existing deposit base assumed. The Company periodically reviews intangibles to assess recoverability and an impairment is recognized in operations if a permanent loss of value occurs. The recoverability of intangibles arising from acquisitions is evaluated if events or circumstances indicate a possible inability to realize the carrying amount. Such evaluation is based upon various analyses, including undiscounted cash flow projections.


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

STOCK-BASED COMPENSATION

On January 1, 1997, the Company adopted SFAS 123, "Accounting for Stock-Based Compensation", which permits entities to recognize, as expense over the vesting period, the fair value of all stock-based awards on the date of grant.

Alternatively, SFAS 123 also allows entities to continue to apply the provisions of Accounting Principles Board (APB) Opinion 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair- value-based method defined in SFAS 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion 25, which requires compensation expense be recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price, and provide the pro forma disclosure provisions of SFAS 123. See Note 13 of the Notes to Consolidated Statements for the pro forma net income and pro forma earnings per share disclosures.

PER SHARE DATA

All earnings per share amounts reflect the implementation of SFAS 128, "Earnings per Share." The weighted average number of common shares outstanding for basic and diluted earnings per share computations are as follows:

                                                          1997           1996           1995
NUMERATOR:

Net income (loss) before extraordinary item           $ 2,990,000    $ 2,325,000    $  (630,000)
Less:  preferred stock dividend                          (730,000)           -              -
                                                      -----------    -----------    -----------
Net income (loss) before extraordinary item
  applicable to common shares (Basic)                   2,260,000      2,325,000       (630,000)
Extraordinary item                                            -              -          625,000
                                                      -----------    -----------    -----------
Net income (loss) applicable to common shares           2,260,000      2,325,000         (5,000)
Effect of dilutive securities                                 -              -              -
                                                      -----------    -----------    -----------

Net income (Dilutive)                                 $ 2,260,000    $ 2,325,000    $    (5,000)
                                                      -----------    -----------    -----------
                                                      -----------    -----------    -----------

DENOMINATOR:

Weighted average common shares outstanding
  (Basic)                                              14,813,125      5,300,773        268,198
Dilutive options and warrants                           2,456,177            -              -
                                                      -----------    -----------    -----------
Weighted average common stock outstanding
  (Dilutive)                                           17,269,302      5,300,773        268,198
                                                      -----------    -----------    -----------
                                                      -----------    -----------    -----------

EARNINGS (LOSS) PER SHARE:

Basic:
  Net income (loss) before extraordinary item         $      0.15    $      0.44    $     (2.35)
  Extraordinary item                                          -              -             2.33
                                                      -----------    -----------    -----------
  Net income (loss)                                   $      0.15    $      0.44    $     (0.02)
                                                      -----------    -----------    -----------
                                                      -----------    -----------    -----------
Dilutive:
  Net income (loss) before extraordinary item         $      0.13    $      .044    $     (2.35)
  Extraordinary item                                          -              -             2.33
                                                      -----------    -----------    -----------
  Net income (loss)                                   $      0.13    $      0.44    $     (0.02)
                                                      -----------    -----------    -----------
                                                      -----------    -----------    -----------

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

Effective June 6, 1997, the Company completed the Eldorado Acquisition. The Acquisition was effected pursuant to an Agreement and Plan of Merger entered into between the Company and Eldorado on December 24, 1996 (the "Acquisition Agreement"). Pursuant to the Acquisition Agreement, the Company acquired 100% of the outstanding stock of Eldorado for cash consideration of $23.00 per share. Contemporaneously with the Acquisition, each Eldorado stock option that had not previously been exercised (collectively, the "Eldorado Options") was canceled in return for payment by Eldorado of the difference between the $23.00 price per share and the exercise price thereof. The aggregate consideration paid to holders of Eldorado common stock and Eldorado Options (net of the tax benefit arising out of the Eldorado Options) was approximately $90.3 million. Eldorado had total assets of approximately $400 million at June 6, 1997.

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

The following table sets forth selected pro forma combined financial information of SDN, LNB, CSB, and Eldorado for the years ended December 31, 1997 and 1996. The pro forma operating data reflects the effect of the Liberty Acquisition, the Commerce Acquisition and the Eldorado Acquisition, for periods prior to acquisition, as if each was consummated at the beginning of the period presented. The pro forma results are not necessarily indicative of the results that would have occurred had such acquisitions actually occurred as of such dates, nor are they necessarily indicative of the results of future operations.

                                                                              Pro Forma Combined for
                                                                             Years Ended December 31,
                                                                           -------------------------------
                                                                               1997              1996
                                                                           (Unaudited)       (Unaudited)
                                                                           -----------       -----------
    Interest Income                                                      $  65,648,000     $  60,876,000
    Interest Expense                                                        25,182,000        24,483,000
                                                                         -------------     -------------

    Net interest income                                                     40,466,000        36,393,000
    Provision for loan and lease losses                                      1,495,000         1,158,000
                                                                         -------------     -------------

    Net interest income after provision for loan
      and lease losses                                                      38,971,000        35,235,000
    Non-interest income                                                     16,667,000        14,956,000
    Non-interest expense                                                    48,407,000        53,508,000
                                                                         -------------     -------------

    Income (loss) before taxes                                               7,231,000        (3,317,000)
    Income tax (benefit) provision                                           4,141,000        (2,231,000)
                                                                         -------------     -------------

    Net income (loss)                                                    $   3,090,000     $  (1,086,000)
                                                                         -------------     -------------
                                                                         -------------     -------------




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

NOTE 4 - INVESTMENT SECURITIES:

At December 31, 1997 and 1996, the Company's investment portfolio is as follows:

                                                                                   December 31, 1997
                                                        ------------------------------------------------------------------
                                                                                                               Estimated
                                                           Amortized              Gross Unrealized              Market
                                                             Cost              Gains             Losses          Value
                                                             ----              -----             ------          -----
    Available for Sale:

    U.S. Treasury                                       $   21,415,000   $       51,000    $            -    $  21,466,000
    U.S. Government agencies                                13,460,000                -                 -       13,460,000
    State and municipal securities                             615,000                -                 -          615,000
    Mortgage-backed securities                              30,725,000                -            (9,000)      30,716,000
    Corporate bonds                                          1,038,000                -                 -        1,038,000
                                                        --------------    --------------   --------------    -------------

    Total                                               $   67,253,000   $       51,000    $       (9,000)   $  67,295,000
                                                        --------------    --------------   --------------    -------------
                                                        --------------    --------------   --------------    -------------


                                                                                   December 31, 1997
                                                        ------------------------------------------------------------------
                                                                                                               Estimated
                                                           Amortized              Gross Unrealized              Market
                                                             Cost              Gains             Losses          Value
                                                             ----              -----             ------          -----
    Available for Sale:

    U.S. Treasury                                       $   14,394,000   $       25,000    $       (9,000)   $  14,410,000
    State and municipal securities                             761,000            4,000                 -          765,000
                                                        --------------    --------------   --------------    -------------

    Total                                               $   15,155,000   $       29,000    $       (9,000)   $  15,175,000
                                                        --------------    --------------   --------------    -------------
                                                        --------------    --------------   --------------    -------------

                                                                                   December 31, 1997
                                                        ------------------------------------------------------------------
                                                                                                               Estimated
                                                           Amortized              Gross Unrealized              Market
                                                             Cost              Gains             Losses          Value
                                                             ----              -----             ------          -----
    Held to Maturity:

    U.S. Treasury                                       $      499,000   $        3,000    $            -    $     502,000
    U.S. Government agencies                                19,226,000           30,000          (150,000)      19,106,000
    State and municipal securities                             300,000            3,000            (1,000)         302,000
                                                        --------------    -------------    --------------    -------------

    Total                                               $   20,025,000   $       36,000         $(151,000)     $19,910,000
                                                        --------------    -------------    --------------    -------------
                                                        --------------    --------------   --------------    -------------


In conjunction with the Bank Mergers the Company changed its intent to hold to
maturity those securities classified as such.   Accordingly, the Company
reclassified those securities that had an amortized cost of $15,495,000 and an unrealized gain of $10,000 to available-for-sale and recorded them at estimated fair value.


Amortized cost and estimated market value of debt securities at December 31, 1997, by contractual maturity, are shown below.


                                                                              Estimated
                                                             Amortized         Market
                                                               Cost             Value
                                                               ----             -----
    Due in one year or less                                $23,825,000   $   23,875,000
    Due after one year through five years                    8,980,000        8,982,000
    Due after five years through ten years                  25,867,000       25,861,000
    Due after ten years                                      8,581,000        8,577,000
                                                        --------------    -------------

         Subtotal                                          $67,253,000   $   67,295,000
                                                        --------------    -------------
                                                        --------------    -------------


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

NOTE 5 - LOANS AND LEASES:

The loan and lease portfolio consists of the various types of loans and leases that are classified as held to maturity and available for sale. These loans and leases by major type are as follows:



                                                                   December 31,
                                                         -------------------------------
                                                              1997             1996
                                                         -------------    --------------
    Commercial real estate                              $  235,244,000   $   86,397,000
    Residential real estate                                128,362,000      106,567,000
    Real estate construction                                30,651,000       12,352,000
    Consumer                                                62,323,000       22,512,000
    Commercial                                             115,919,000       47,772,000
    Land                                                     4,966,000        6,460,000
    Direct financing leases                                 40,819,000       46,498,000
                                                         -------------    --------------
                                                           618,284,000      328,558,000
    Less:
         Allowance for loan and lease losses                (9,395,000)      (5,156,000)
         Deferred loan fees and costs                       (3,006,000)      (2,444,000)
                                                         -------------    --------------
    Loans and leases, net                               $  605,883,000   $  320,958,000
                                                         -------------    --------------
                                                         -------------    --------------

The components of the Bank's leases receivable are summarized below:


                                                           Years ended December 31,
                                                         -------------------------------
                                                              1997             1996
                                                         -------------    --------------
    Furniture minimum lease payments                    $   46,797,000   $   53,508,000
    Residuals                                                  796,000          511,000
    Initial direct cots                                      1,363,000        1,018,000
    Unearned income                                         (8,137,000)      (8,539,000)
                                                         -------------    --------------
    Total                                               $   40,819,000   $   46,498,000
                                                         -------------    --------------
                                                         -------------    --------------


An analysis of the activity in the allowance for loan and lease losses is as follows:

                                                           Years ended December 31,
                                                         -------------------------------
                                                              1997             1996
                                                         -------------    --------------
    Balance at beginning of year                        $    5,156,000   $      639,000
    Balance acquired                                         4,076,000        4,382,000
    Provision for loan and lease losses                      1,495,000          515,000
    Loans charged off                                       (2,503,000)        (650,000)
    Loan recoveries                                          1,171,000          270,000
                                                         -------------    --------------
    Balance at end of year                              $    9,395,000   $    5,156,000
                                                         -------------    --------------
                                                         -------------    --------------

At December 31, 1997, future minimum lease payments receivable are as follows:

        1998                                          $25,348,000
        1999                                           13,730,000
        2000                                            5,970,000
        2001                                            1,653,000
        2002                                               94,000
        Thereafter                                          2,000
                                                      -----------

        Total                                         $46,797,000
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

The following table represents information relating to nonperforming and past due loans:


                                                                   December 31,
                                                         -------------------------------
                                                              1997             1996
                                                         -------------    --------------
    Nonaccrual, not restructured                        $   10,589,000   $    5,483,000
    90 days or more past due, not on nonaccrual              4,638,000        1,314,000
    Restructured loans                                       2,779,000        2,200,000
                                                         -------------    --------------

    Total                                               $   18,006,000   $    8,997,000
                                                         -------------    --------------
                                                         -------------    --------------



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

With respect to the above nonperforming loans, the following table presents interest income actually earned and additional interest income that would have been earned under the original terms of the loans:

                                                           Years ended December 31,
                                                         -------------------------------
                                                              1997             1996
                                                         -------------    --------------
    Non-accrual loans:
         Income recognized                              $            0   $          -0-
         Income foregone                                       980,000          474,000

    Restructured loans:
         Income recognized                                     250,000           38,000
         Income foregone                                        49,000            5,000



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

As part of its mortgage banking activities, prior to 1997, the Bank sold, subject to recourse, VA No-Bid loans it originated. At December 31, 1997 and 1996, the Bank had limited recourse, on loans previously sold, with unpaid principal balances of approximately $25,106,000 and $31,997,000, respectively. The Bank has recorded reserves of $760,000 and $264,000 relating to these recourse provisions as of December 31, 1997 and 1996, respectively. During 1997, the Bank added to this reserve approximately $2,021,000 and charged off approximately $1,525,000 to this account related to these repurchase obligations. In management's opinion, these reserves are adequate to absorb losses inherent in the outstanding recourse obligations.

NOTE 7 - REAL ESTATE ACQUIRED THROUGH FORECLOSURE:

An analysis of the activity in the allowance for credit losses on real estate acquired through foreclosure as of December 31, 1997 and 1996 is as follows:

                                                                   December 31,
                                                         -------------------------------
                                                              1997             1996
                                                         -------------    --------------
    Balance at the beginning of year                    $      485,000   $      320,000
    Balance acquired                                                 0          576,000
    Provision charged to expense                               176,000           72,000
    Balances related to properties sold                       (209,000)        (483,000)
    Charge-offs                                                      0                -
                                                         -------------    --------------

    Balance at the end of year                          $      452,000   $      485,000
                                                         -------------    --------------
                                                         -------------    --------------


NOTE 8 - PREMISES AND EQUIPMENT:

Premises and equipment are summarized as follows:

                                                                   December 31,
                                                         -------------------------------
                                                              1997             1996
                                                         -------------    --------------
    Land                                                $    2,671,000   $      204,000
    Buildings                                                6,161,000          369,000
    Furniture, fixtures and equipment                       12,822,000        8,606,000
    Leasehold improvements                                   5,007,000        2,694,000
    Leasehold interests                                        732,000                -
                                                         -------------    --------------
                                                            27,393,000       11,873,000

    Less: Accumulated depreciation and amortization        (16,161,000)      (7,962,000)
                                                         -------------    --------------

    Premises and equipment, net                         $   11,232,000   $    3,911,000
                                                         -------------    --------------
                                                         -------------    --------------


Depreciation and amortization of premises and equipment included in operating expense amounted to $1,702,000, $642,000, and $201,000 in 1997, 1996 and 1995,
respectively.

NOTE 9 - DEPOSITS:

A summary of deposits is as follows:


                                                                   December 31,
                                                         -------------------------------
                                                              1997             1996
                                                         -------------    --------------
    Noninterest bearing:

         Checking                                       $  205,998,000   $   63,373,000
         Bank controlled                                     6,391,000        4,211,000
         Title and escrow                                   76,670,000       58,141,000
         Custodial                                             285,000        1,160,000
                                                         -------------    --------------
                                                           289,344,000      126,885,000
    Interest bearing:

         Passbook                                           98,465,000       42,190,000
         NOW and Super NOW                                  97,416,000       38,602,000
         Money market                                       98,189,000       25,662,000
         Certificates of deposit $100,000 or greater        82,076,000       25,903,000
         Other certificates                                 99,713,000      123,789,000
                                                         -------------    --------------
                                                           475,859,000      256,146,000
                                                         -------------    --------------

    Total deposits                                      $  765,203,000   $  383,031,000
                                                         -------------    --------------
                                                         -------------    --------------


A summary of certificates of deposit maturities is as follows:

                                                                   December 31,
                                                         -------------------------------
                                                              1997             1996
                                                         -------------    --------------
         1998                                           $  171,491,000   $  138,142,000
         1999                                               10,134,000       11,400,000
         2000                                                   99,000           60,000
         2001                                                   65,000           90,000
         2002                                                        -                -
         Thereafter                                                  -                -
                                                         -------------    --------------
                                                        $  181,789,000   $  149,692,000
                                                         -------------    --------------
                                                         -------------    --------------


Interest expense for certificates of deposit in amounts of $100,000 or more was $4,710,000, $677,000, and $218,000 for the years ended December 31, 1997, 1996, and 1995, respectively.

NOTE 10 - BORROWINGS:

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

NOTE 11 - INCOME TAXES:

The components of the income tax provisions (benefits) for the years ended December 31 are as follows:



                                                                       Years Ended December 31,
                                                         ------------------------------------------------
                                                             1997               1996             1995
                                                        --------------    --------------     ------------
Current:
    Federal                                             $    1,934,000    $      (38,000)   $         -
    State                                                      819,000             5,000              -
                                                        --------------    --------------     ------------

    Total current provision (benefit)                        2,753,000           (33,000)             -
                                                        --------------    --------------     ------------

Deferred:
    Federal                                                    835,000        (1,276,000)        (322,000)
    State                                                       24,000          (194,000)        (121,000)
                                                        --------------    --------------     ------------

    Total deferred provision (benefit)                         859,000        (1,470,000)        (443,000)
                                                        --------------    --------------     ------------

    Total income tax provision (benefit)                $    3,612,000    $   (1,503,000)   $    (443,000)
                                                        --------------    --------------     ------------
                                                        --------------    --------------     ------------

The amount of deferred tax assets (liabilities) resulting from each type of temporary difference are as follows:

                                                                   December 31,
                                                         -------------------------------
                                                             1997               1996
                                                        --------------    --------------
Deferred tax liabilities:
    FHLB stock dividends                                $     (216,000)   $     (174,000)
    Depreciation                                              (575,000)         (172,000)
    Bad debt reserve recapture                              (1,860,000)                0
    Deferred loan costs                                       (462,000)         (679,000)
    State taxes                                                (17,000)         (223,000)
    Deferred lease acquisition cost                           (611,000)                0
    Core deposits                                             (525,000)                0
    Other                                                      (45,000)                0
                                                        --------------    --------------

    Total deferred tax liabilities                          (4,311,000)       (1,248,000)
                                                        --------------    --------------

Deferred tax assets:
    Provision for loan losses                           $    4,216,000    $    1,202,000
    Accrued expenses                                           181,000            51,000
    Other reserves                                             248,000           645,000
    Real estate acquired through foreclosure                   143,000            88,000
    NOL carryforward                                         1,363,000         1,509,000
    General business credit                                     77,000            77,000
    AMT credit                                                 104,000           104,000
    Salary continuation payable                                375,000                 0
    Restricted stock                                           226,000                 0
    Accrued Legal                                            1,134,000                 0
    Refinance reserve                                          341,000                 0
    Other                                                            0           336,000
                                                        --------------    --------------

    Total deferred tax assets                                8,408,000         4,012,000
                                                        --------------    --------------

Net deferred tax asset                                  $    4,097,000    $    2,764,000
                                                        --------------    --------------
                                                        --------------    --------------


As of December 31, 1997, no valuation allowance has been established against the recorded net deferred tax asset as, in management's opinion, it is more likely than not that such asset will be realized.

The income tax provisions (benefits) varied from the federal statutory rate of 34% for 1997, 1996 and 1995, for the following reasons:

                                                                       Years Ended December 31,
                                                         ------------------------------------------------
                                                             1997               1996             1995
                                                        --------------    --------------     ------------
Statutory federal expected tax rate                              34.0%             34.0%            34.0%
Increase in income taxes resulting from:
    State franchise tax (net of federal benefit)                   8.4               7.5              7.5
    Goodwill                                                      10.5              18.9              -
    Other                                                          1.8              (0.4)            (0.3)
                                                        --------------    --------------     ------------

Effective tax rate                                                54.7              60.0             41.2

Release of valuation allowance                                     -              (242.8)             -
                                                        --------------    --------------     ------------

Total effective tax rate                                         54.7%            (182.8)%          41.2%
                                                        --------------    --------------     ------------
                                                        --------------    --------------     ------------



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

NOTE 12 - STOCKHOLDERS' EQUITY:

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

COMMERCE ACQUISITION

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

NOTE 12:  (Continued)

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

NOTE 12:  (Continued)

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

NOTE 13 - EMPLOYEE BENEFIT PLANS:

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

DEFINED BENEFIT PENSION PLAN


The Company has employment agreements with two executive officers that provide for a defined benefit pension plan. Under the terms of the employment agreements, a fixed monthly benefit is payable in 180 equal installments upon reaching age 65. These employment agreements were acquired in conjunction with the Eldorado acquisition and the Company had no such plans prior to 1997, the defined benefit pension plan includes the following pension costs for the year ended December 31, 1997:


Service cost of benefits earned during the year         $       43,342
Interest costs of projected benefit obligation                  66,815
Net amortization and deferral                                   23,000



                                                        --------------
                                                        $      133,157
                                                        --------------
                                                        --------------

The funded status of the plan at December 31, 1997 was as follows:

Actuarial present value of vested benefit obligation    $    1,073,749
                                                        --------------
                                                        --------------

Accumulated and projected benefit obligation            $    1,073,749
Plan assets at fair value                                        -0-
                                                        --------------

Projected benefit obligation in excess of plan assets        1,073,749
Unrecognized net (loss) gain                                  (114,917)
Unrecognized prior service cost                                (11,499)
                                                        --------------

Accrued pension and retirement cost included
    in accompanying consolidated financial statements          947,333
Additional minimum liability                                   126,416
                                                        --------------

Required minimum liability                              $    1,073,749
                                                        --------------
                                                        --------------


The projected benefit obligation was determined using a weighted-average assumed discount rate of 7.00% for the year ended December 31, 1997. The benefit obligation is expected to be paid using Company assets upon the executive officers reaching age 65.


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

STOCK OPTION PLAN

In January 1997, the Company adopted the Option Plan pursuant to which the Company's Board of Directors or the Compensation Committee (the "Committee") may grant stock options to the Company's president and other officers of the Company or any of its subsidiaries. There are currently 1,457,200 shares of Class B Common Stock subject to the Option Plan. The Option Plan provides only for the issuance of so-called "nonqualified" stock options (as compared to incentive stock options). At December 31, 1997 the Company's president and chief financial officer held options to purchase 728,600 and 50,000 shares of Class B Common Stock, respectively. The president had 309,500 options granted on February 4, 1997 and 419,100 options granted on July 15, 1997. The chief financial officer's options were granted on June 6, 1997. In February 1998, the Company granted an additional 210,000 options to purchase Class B Common Stock under the 1997 Plan to certain officers and directors of the Bank. The exercise price for each separate tranche is fixed based upon a semi-annual compounding of a "base rate" using the 5-year U.
S. Treasury rate in effect at the date of grant. The options granted will vest over four years, in half-year increments, with the first portion vesting on the 18-month anniversary of the date of grant. The Option Plan provides that unless the Committee otherwise determines, the options will have a six-year term, expiring on the sixth anniversary of the date of grant.

The president's options will become fully vested in connection with a change in control, termination of his employment agreement by the Company without cause, or if he dies or becomes permanently disabled.

For all other option holders, the options would become fully vested if the option holder is actually or constructively terminated without cause during a two-year period following a change in control.

A summary of transactions in the Option Plans for the year ended December 31, 1997 follows:

                                                 Available                        Weighted
                                                 for Grant     Outstanding      Average Price
    Shares authorized under the 1997 plan        1,457,200               -                   -
    Options granted                               (778,600)        778,600               $5.13
                                                 ---------       ---------         -----------
    Balance at December 31, 1997                   678,600         778,600               $5.13
                                                 ---------       ---------         -----------
                                                 ---------       ---------         -----------
    Exercise Price                                                                 $4.81-$6.10
                                                                                   -----------
                                                                                   -----------



The Company did not have any options outstanding prior to 1997. Additionally, there were no options canceled or exercised during 1997.

The Company applies APB Opinion 25 in accounting for its Options Plan and, accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under the methodology prescribed under SFAS 123, the Company's net earnings and earnings per share for 1997 would have been reduced to the pro forma amounts indicated below. The per share weighted-average fair value of the stock options granted during 1997 was $1.23. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: expected dividend yield 0.0%, risk-free interest rate of 5.5%, an expected life of 6 years and expected volatility of 20%.

         Net earnings:
              As reported                               $    2,990,000
              Pro forma                                 $    2,434,000

         Basic earnings per share:
              As reported                               $         0.15
              Pro forma                                 $         0.11

         Diluted earnings per share:
              As reported                               $         0.13
              Pro forma                                 $         0.09


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

The Bank's actual capital amounts and ratios are presented in the table below (dollars in thousands):

                                          December 31, 1997                               December 31, 1996
                            ---------------------------------------------     ---------------------------------------------
                                                        Minimum Capital                                   Minimum Capital
                                  Actual                  Adequacy                  Actual                  Adequacy
                            --------------------     --------------------     --------------------     --------------------
                             Ratio      Amount        Ratio      Amount        Ratio      Amount        Ratio      Amount
                            --------    --------     --------    --------     --------    --------     --------    --------
Tier 1 Capital:
  CSB, Inc. (1)               8.85%     $55,600         4.0%     $25,129        9.22%     $29,867         4.0%     $12,953
  EB                          8.91       55,886         4.0       25,089          -           -            -           -
  CSB (1)                       -           -            -           -          6.90       12,069         4.0        6.999
  LNB                           -           -            -           -          8.68        9,131         4.0        4,208
  SDNB                          -           -            -           -         14.52        6,174         4.0        1,700


Leverage Capital:
  CSB, Inc. (1)               6.59%     $55,600         3.0%     $25,311        6.98%     $29,867         3.0%     $12,845
  EB                          6.64       55,886         3.0       25,250          -           -            -           -
  CSB (1)                       -           -            -           -          4.99       12,069         3.0        7,251
  LNB                           -           -            -           -          6.19        9,131         3.0        4,428
  SDNB                          -           -            -           -         11.05        6,174         3.0        1,676


Total Capital:
  CSB, Inc. (1)              10.18%     $64,014         8.0%     $50,306       10.64%     $34,466         8.0%     $25,906
  EB                         10.16       63,749         8.0       50,196          -           -            -           -
  CSB (1)                       -           -            -           -          8.15       14,263         8.0       13,999
  LNB                           -           -            -           -          9.97       10,483         8.0        8,416
  SDNB                          -           -            -           -         15.78        6,708         8.0        3,401


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

The contract or notional amounts of those instruments reflect the extent of the Company's involvement in particular classes of financial instruments. The following is a summary of the notional amounts of various off-balance sheet financial instruments entered into by the Company as of December 31, 1997:

     Commitments to extend credit                           $   173,801,000
     Standby letters of credit                                    2,028,000
     Put options to sell mortgage-backed securities              10,000,000
     Forward commitments to sell mortgage-backed securities      26,000,000


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

Commitments to sell loans are agreements to sell loans originated by the Bank to investors. These commitments may be optional or mandatory. Under an optional commitment, a commitment fee is paid and the Bank carries no risk in excess of the loss of such fee in the event that the Bank is unable to deliver the loans into the commitment. Mandatory commitments may entail possible financial risk to the Bank if it is unable to deliver the loans in sufficient quantity or at sufficient rates for commitments which are at a fixed rate. There were commitments of $26,000,000 and $17,161,000 at December 31, 1997 and 1996. At
December 31, 1997 the commitments were a combination of fixed and adjustable rate loans with coupons ranging from 5.5% to 7.50% and with settlement dates ranging from February 12, 1998 to February 24, 1998. The Bank had closed loans at December 31, 1997 of $8,224,000 with which to satisfy those commitments and a pipeline of unclosed loans of $43,507,000 that, in management's opinion, will be sufficient to fulfill the balance of the commitment.

NOTE 16 - DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS:

Fair values for each class of financial instruments are as follows:


                                                December 31, 1997              December 31, 1996
                                        -------------------------------  ----------------------------
                                        Carrying Value     Fair Value    Carrying Value   Fair Value
                                        --------------    ------------   -------------   ------------
Financial Assets:
    Cash and federal funds sold           $121,030,000     $121,030,000    $ 46,560,000   $ 46,560,000
    Investment securities                   67,295,000       67,295,000      35,200,000     35,085,000
    Loans and leases receivable            522,054,000      527,736,000     263,641,000    265,235,000
    Servicing sale receivable                1,247,000        1,247,000       2,870,000      2,870,000
    Mortgage loans held for sale            96,230,000       97,192,000      64,917,000     65,025,000

Financial Liabilities:
    Deposits                              $765,203,000     $751,799,000    $383,031,000   $379,544,000
    Federal funds purchased                  2,050,000        2,050,000             -              -
    Due to related parties                         -                -         4,500,000      4,500,000
    Mandatory convertible debentures           537,000          537,000         537,000        537,000
    Guaranteed preferred beneficial
      interest in the Company's junior
      subordinated debentures               27,657,000       27,657,000             -              -


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

Fixed rate commercial and consumer loans are valued using a discounted cash flow model that assumes a prepayment rate of 10% and a discount rate of prime plus 50 basis points. These commercial and consumer loans were grouped into categories and the weighted average maturity and rate were used in computing the future cash flows.
Leases are regularly sold into the secondary market and on average have sold at a premium of approximately 3 percent. To determine the fair value of leases, this potential sale premium was discounted to par to account for the delinquent leases that would not garner the same sale premium. Fixed rate residential mortgage loans were valued at par realizing that any premiums attributable to the performing portfolio would be offset by discounts in the delinquent portion of the portfolio.

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


NOTE 17 - COMMITMENTS AND CONTINGENCIES:

LITIGATION

As of December 31, 1997, no litigation is pending against Commerce Security Bancorp, Inc.. The Bank is the plaintiff in an action, originally filed by CSB in January 1994, seeking (among other things) to restrain a former CSB loan production office manager from engaging in activities harmful to the Bank and its employees. In June 1994, the former employee filed a cross-complaint against the Bank and certain individual employees alleging wrongful termination, breach of contract, defamation and various other causes of action. Following a jury trial, judgment was entered against the Bank in October 1997, and this matter is now on appeal. In conjunction with this initial judgment, the Bank recorded a reserve for the full amount of the judgment.

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

CONDENSED STATEMENT OF CONDITION


                                                                                  December 31,
                                                                          -------------------------------
                                                                               1997              1996
                                                                          -------------    --------------
Assets
    Cash and due from banks                                              $      262,000    $    4,644,000
    Investments                                                                  38,000           408,000
    Investment in subsidiary                                                 73,779,000        39,617,000
    Goodwill and other intangibles                                           49,756,000           429,000
    Receivables and other assets                                                176,000           210,000
                                                                          -------------    --------------
Total assets                                                             $  124,011,000    $   45,308,000
                                                                          -------------    --------------
                                                                          -------------    --------------

Liabilities and Shareholders' Equity
    Guaranteed preferred beneficial interest in the Company's
      junior subordinated debentures                                     $   28,513,000    $          -
    Accrued expenses                                                            225,000               -
    Mandatory convertible debentures                                            537,000               -
    Due to subsidiary                                                               -              36,000
    Notes payable to shareholders                                                   -           4,500,000
                                                                          -------------    --------------
Total liabilities                                                            29,275,000         4,536,000
                                                                          -------------    --------------

Shareholders' equity
    Preferred stock                                                          11,659,000               -
    Common stock                                                                183,000            97,000
    Additional paid-in-capital                                               83,855,000        42,394,000
    Retained earnings (deficit)                                                 524,000        (1,736,000)
    Unearned compensation                                                    (1,509,000)              -
    Unrealized gain on investments, net of tax                                   24,000            17,000
                                                                          -------------    --------------
Total shareholders' equity                                                   94,736,000        40,772,000
                                                                          -------------    --------------

Total liabilities and shareholders' equity                               $  124,011,000    $   45,308,000
                                                                          -------------    --------------
                                                                          -------------    --------------

CONDENSED STATEMENT OF OPERATIONS

                                                                             For the Years ended December
                                                                                         31,
                                                                          -------------------------------
                                                                               1997              1996
                                                                          -------------    --------------
Income:
    Dividend from Bank                                                   $    1,700,000    $          -
    Interest income                                                              51,000             8,000
    Non-interest income                                                         866,000           154,000
                                                                          -------------    --------------
    Total Income                                                              2,617,000           162,000
Expenses:
    Interest expense                                                          1,959,000               -
    Amortization of goodwill and intangibles                                  1,537,000             6,000
    Non-interest expense                                                      1,453,000           156,000
                                                                          -------------    --------------
    Total expense                                                             4,949,000           162,000
Loss before taxes and equity in undistributed
  earnings of subsidiary                                                     (2,332,000)              -
Income tax benefit                                                            1,161,000               -
                                                                          -------------    --------------
Loss before equity in undistributed  earnings
  of subsidiary                                                              (1,171,000)              -
Equity in undistributed earnings of subsidiary                                4,161,000         2,325,000
                                                                          -------------    --------------
Net income                                                               $    2,990,000    $    2,325,000
                                                                          -------------    --------------
                                                                          -------------    --------------

CONDENSED STATEMENT OF CASH FLOWS


                                                                          For the Years ended December 31,
                                                                          -------------------------------
                                                                               1997              1996
                                                                          -------------    --------------
Operating activities:
    Net income                                                           $    2,990,000    $    2,325,000
    Adjustments to reconcile net income to net
       cash (used in) provided by operating activities:
           Equity in earnings of subsidiary                                  (5,861,000)       (2,325,000)
           Accretion/amortization related to securities                             -               1,000
           Dividends from subsidiary                                          1,700,000               -
           Loss on sale of securities, net                                        7,000               -
           Amortization of goodwill and other intangibles                     1,537,000               -
           Amortization of compensation expense                                 503,000               -
           Income taxes                                                         110,000               -
           (Increase) decrease in other assets                                  163,000          (639,000)
           Increase (decrease) in other liabilities                            (443,000)           35,000
                                                                          -------------    --------------

Net cash (used in) provided by operating activities                             706,000          (603,000)
                                                                          -------------    --------------

Investing activities:
    Purchase of investment securities                                               -            (409,000)
    Purchase of CSB                                                                 -         (20,327,000)
    Purchase of SDN Bancorp                                                         -         (21,008,000)
    Merger of SDN Bancorp, net of cash received                                  22,000               -
    Purchase of Eldorado, net of cash received                              (80,815,000)              -
    Maturities/Sales of investment securities                                   404,000               -
                                                                          -------------    --------------

Net cash used in investing activities                                       (80,389,000)      (41,744,000)
                                                                          -------------    --------------

Financing activities:
    Issuance of capital securities                                           27,657,000               -
    Issuance of preferred stock                                              11,659,000               -
    Issuance of Class B common stock                                         18,004,000        42,491,000
    Net proceeds from issuance of notes payable                                     -           4,500,000
    Issuance of senior common stock                                          23,212,000               -
    Payment of dividends                                                       (730,000)              -
    Other borrowings                                                         (4,500,000)              -
                                                                          -------------    --------------

Net cash provided by financing activities                                    75,301,000        46,991,000
                                                                          -------------    --------------

Net increase (decrease) in cash                                              (4,382,000)        4,644,000
Cash at beginning of year                                                     4,644,000               -
                                                                          -------------    --------------

Cash at end of year                                                      $      262,000    $    4,644,000
                                                                          -------------    --------------
                                                                          -------------    --------------