Form 10-Q/A
period 1998-03-31
COMMERCE SECURITY BANCORP INC
filed 1998-07-02
CIK 818633

                      U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549
                                    FORM 10-Q/A


                    QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                     For Quarterly Period Ended March 31, 1998

                           Commission file number 2-76555

                          COMMERCE SECURITY BANCORP, INC.
                          -------------------------------
               (Exact name of registrant as specified in its charter)

                    Delaware                            33-0720548
                    --------                            ----------
          (State or other jurisdiction of          (I.R.S. Employer or
          incorporation or organization)           Identification No.)


      24012 Calle de la Plata,Suite 150, Laguna Hills, California        92653
      -----------------------------------------------------------     ----------
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

                                       INDEX


                                                                          Page

Part I - Financial Information

   Item 1. Financial Statements

        Condensed Consolidated Statements of Condition -                   3
        March 31, 1998 and December 31, 1997

        Condensed Consolidated Statements of Operations                    5
        For the three months ended March 31, 1998 and 1997

        Condensed Consolidated Statements of Cash Flows -                  6
        For the three months ended March 31, 1998 and 1997

        Notes to the Condensed Consolidated Financial Statements           8

   Item 2. Management's Discussion and Analysis or Plan of Operation      10

   Item 3. Qualitative and Quantitative Disclosure about Market Risk      16

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                  COMMERCE SECURITY BANCORP, INC. AND SUBSIDIARIES
                   Condensed Consolidated Statements of Condition
                        March 31, 1998 and December 31, 1997

                                                   March 31,             December 31,
                                                        1998                     1997
                                                 (Unaudited)
                                                -----------------      -----------------
ASSETS
Cash and due from banks                         $  147,539,000            $ 81,030,000
Federal funds sold                                      -                   40,000,000
                                                -----------------      -----------------

   Total cash and cash equivalents                 147,539,000             121,030,000

Available-for-sale investment securities            62,510,000              67,295,000

Mortgage loans held for sale                       183,684,000              96,230,000
Loans and leases, net of unearned income           517,992,000             519,048,000
   Less allowance for loan and lease loss           (7,893,000)             (9,395,000)
                                                -----------------      -----------------
      Loans, net                                   693,783,000             605,883,000

Loan and servicing sale receivable                   4,168,000               1,247,000
Premises and equipment, net                         11,025,000              11,232,000
Real estate acquired through foreclosure, net        1,539,000               2,740,000
Intangibles arising from acquisitions, net          65,984,000              66,769,000
Accrued interest receivable and other assets        23,269,000              26,159,000
                                                -----------------      -----------------
Total assets                                    $1,009,817,000            $902,355,000
                                                -----------------      -----------------
                                                -----------------      -----------------

             See notes to condensed consolidated financial statements.

                  COMMERCE SECURITY BANCORP, INC. AND SUBSIDIARIES
             Condensed Consolidated Statements of Condition (Continued)
                        March 31, 1998 and December 31, 1997

                                                        March 31,             December 31,
                                                             1998                     1997
                                                      (Unaudited)
                                                     -----------------      -----------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
   Demand:
      Non-interest bearing                              $285,142,000          $289,344,000
      Interest bearing                                    95,645,000            97,416,000
   Savings:
      Regular                                            131,704,000            98,465,000
      Money market                                        96,141,000            98,189,000
   Time:
      Under $100,000                                     122,700,000            99,713,000
      $100,000 or more                                    92,179,000            82,076,000
                                                      -----------------      -----------------
         Total deposits                                  823,511,000           765,203,000

Federal funds purchased                                   46,836,000             2,050,000
Due to related parties                                       540,000                  -
Accrued expenses and other liabilities                    15,014,000            12,172,000
Mandatory convertible debentures                                -                  537,000
Subordinated debentures                                   27,657,000            27,657,000
                                                      -----------------      -----------------
         Total liabilities                               913,558,000           807,619,000

Shareholders' equity:
   Preferred stock, $.01 par value, 1,500,000 shares
      authorized, 116,593 issued and outstanding at
      March 31, 1998                                      11,659,000            11,659,000
   Special common stock, $.01 par value, 9,651,600
      shares authorized, 4,825,718 issued and
      outstanding at March 31, 1998                           48,000                48,000
   Common stock, $.01 par value, 50,000,000
      shares authorized, 13,521,679 issued and
      outstanding at a March 31, 1998                        135,000               135,000
   Additional paid-in capital                             83,855,000            83,855,000
   Retained earnings                                       1,895,000               524,000
   Unearned compensation                                  (1,383,000)           (1,509,000)
   Unrealized gain on securities available-for-sale           50,000                24,000
                                                      -----------------      -----------------
Total shareholders' equity                                96,259,000            94,736,000
                                                      -----------------      -----------------

Total liabilities and shareholders' equity            $1,009,817,000          $902,355,000
                                                      -----------------      -----------------
                                                      -----------------      -----------------

                See notes to condensed consolidated financial statements.

                  COMMERCE SECURITY BANCORP, INC. AND SUBSIDIARIES
                  Condensed Consolidated Statements of Operations
                     Three months ended March 31, 1998 and 1997
                                    (Unaudited)

                                                   Three Months Ended March 31,
                                                   ----------------------------
                                                       1998            1997
                                                   ----------       -----------
Interest Income:
   Interest and fees on loans                         $15,212,000   $6,627,000
   Income from lease financing receivables              1,153,000    1,160,000
   Interest on Federal funds sold                          85,000      206,000
   Interest on investment securities                      987,000      592,000
                                                      -----------   ----------
         Total interest income                         17,437,000    8,585,000
Interest Expense:
   Deposits                                             5,113,000    3,156,000
   Other borrowed funds                                 1,278,000       68,000
                                                      -----------   ----------
         Total interest expense                         6,391,000    3,224,000
                                                      -----------   ----------
            Net interest income                        11,046,000    5,361,000

Provision for loan and lease losses                       922,000      407,000
                                                      -----------   ----------
   Net interest income after
      provision for loan and lease losses              10,124,000    4,954,000

Non-interest income                                     4,623,000    3,167,000
Non-interest expense                                   11,283,000    6,945,000
                                                      -----------   ----------
Net income before taxes                                 3,464,000    1,176,000
Income tax                                              1,777,000      742,000
                                                      -----------   ----------
Net income                                             $1,687,000     $434,000
                                                      -----------   ----------
                                                      -----------   ----------

Preferred dividends                                   $   316,000        -
Net income available to common                         $1,371,000     $434,000

Earnings per share (basic)                               $  0.075     $  0.040
Earnings per share (dilutive)                            $  0.071     $  0.040


                   See notes to consolidated financial statements.

                  COMMERCE SECURITY BANCORP, INC. AND SUBSIDIARIES
                  Condensed Consolidated Statements of Cash Flows
                 For the Three Months Ended March 31, 1998 and 1997
                                    (Unaudited)

                                                                 For three months ended March 31,
                                                                 --------------------------------
                                                                    1998                 1997
                                                                 ----------           -----------
OPERATING ACTIVITIES:
   Net income                                                   $  1,687,000      $     434,000
   Adjustments to reconcile net loss to net
      cash used by operating activities:
         Provision for loan losses and real estate
            acquired through foreclosure                             922,000            452,000
         Loss (gain) on sale of real estate acquired
           through foreclosure                                       325,000            (23,000)
         Equity in loss of real estate joint venture                  -                 153,000
         Loss on sale of premises and equipment                       -                 (22,000)
         Depreciation and amortization                               462,000            270,000
         Amortization of goodwill and other intangibles              763,000            222,000
         Amortization of compensation expense                        126,000             -
         Accretion/amortization related to securities, net          (658,000)            50,000
         Mortgage loans originated for sale                     (396,302,000)      (155,924,000)
         Proceeds from sales of loans and servicing              394,493,000        161,344,000
         Loss (gain) on the sale of loans and servicing           (2,527,000)         1,504,000
         Decrease (increase) in servicing sale receivable         (2,921,000)           547,000
         Decrease in other assets                                  1,743,000          2,682,000
         Increase (decrease) in other liabilities                  2,721,000         (1,011,000)
                                                                -------------      -------------
            Net cash provided by operating activities                834,000         10,678,000

INVESTING ACTIVITIES:
   Purchases of investment securities                            (15,481,000)       (15,000,000)
   Proceeds from sales and maturities of
      investment securities                                       20,948,000          2,118,000
   Net decrease (increase) in loans                               (1,686,000)         4,799,000
   Net increase in loans held for sale                           (84,673,000)
   Purchases of premises and equipment                              (255,000)           (67,000)
   Proceeds from the sale of premises and equipment                      -               12,000
   Proceeds from sale of real estate acquired
      through foreclosures                                         1,120,000            980,000
   Capital expenditures for other real estate owned                      -             (890,000)
                                                                -------------      -------------
            Net cash used in investing activities                (80,027,000)        (8,048,000)

                   See notes to consolidated financial statements.

                  COMMERCE SECURITY BANCORP, INC. AND SUBSIDIARIES
            Condensed Consolidated Statements of Cash Flows (Continued)
                 For the Three Months Ended March 31, 1998 and 1997
                                    (Unaudited)

                                                                 For three months ended March 31,
                                                                 --------------------------------
                                                                      1998              1997
                                                                 --------------     -------------
FINANCING ACTIVITIES:
   Net increase in deposits                                        58,308,000        27,348,000
   Increase in other borrowings                                    44,786,000            -
   Issuance of notes payable to related parties                       540,000            -
   Redemption of mandatory convertible debentures                    (537,000)           -
   Payment of preferred dividends                                    (316,000)           -
                                                                 --------------     -------------
            Net cash provided by financing activities             102,781,000        27,348,000
                                                                 --------------     -------------
               Net Increase in cash and cash equivalents           26,509,000        29,978,000

Cash and cash equivalents at beginning of period                  121,030,000        46,222,000
                                                                 --------------     -------------
Cash and cash equivalents at end of period                       $147,539,000       $76,200,000
                                                                 --------------     -------------
                                                                 --------------     -------------

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


COMPREHENSIVE INCOME

     Effective January 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". This statement requires that all items recognized under accounting standards as components of comprehensive income be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. This Statement also requires that an entity classify items of other comprehensive income by their nature in an annual financial statement. For example, other comprehensive income may include foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gains and losses on marketable securities classified as available-for-sale. Annual financial statements for prior periods will be reclassified, as required. The Company's total comprehensive income were as follows:

                                           Three months
                                          ended March 31,
                                          ---------------
                                          1997       1996
                                          ----       ----
                                           (In thousands)

     Net income                           $1,687     $434
     Other comprehensive income (loss)        26       (8)
                                          ------     -----
     Total comprehensive income           $1,713     $426
                                          ------     -----
                                          ------     -----


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


     The following table summarizes the loans for which the accrual of interest has been discontinued and loans more than 90 days past due and still accruing interest, including those loans that have been restructured:


                                                    March 31,                          December 31,
                                            ---------------------       --------------------------------------
                                            1998             1997       1997              1996            1995
                                            ----             ----       ----              ----            ----
                                                                    (dollars in thousands)

Non-accrual Loans, not restructured         $5,774         $6,488       $10,589          $5,483          $1,492
Accruing loans past due 90 days or more      1,031            672         4,638           1,314              46
Restructured loans                           3,183          1,919         2,779           2,200              82
                                            ------         ------       -------          ------          ------
     Total                                  $9,988         $9,079       $18,006          $8,997          $1,620
                                            ------         ------       -------          ------          ------
                                            ------         ------       -------          ------          ------

As a percent of outstanding loans              1.4%           3.5%          2.9%            2.7%            4.2%



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

     The table below summarizes average portfolio loans outstanding, gross portfolio loans, non-performing loans and changes in the allowance for possible loan and lease losses arising from loan and lease losses and additions to the allowance from provisions charged to operating expense:


                                                            March 31,                         December 31,
                                                    -----------------------    ---------------------------------------
                                                      1998          1997          1997            1996          1995
                                                    ---------    ----------    -----------    -----------   ----------
                                                                             (Dollars in Thousands)

Average portfolio loans outstanding                 $524,467       $305,904       $464,788       $146,743     $42,272
Gross portfolio loans                               $517,992       $263,527       $522,054       $263,641     $39,022
Non-performing loans                                  $9,988         $9,079        $18,006         $8,997      $1,620

Allowance for loan losses
     Balance at beginning of period                   $9,395         $5,156         $5,156       $    639    $    821
     Balance acquired                                    -             -             4,076          4,382         -
     Loans charged off during period
       Commercial                                      2,297            262            467            430         258
       Leases                                            167           -             1,092              -           -
       Real estate                                        63             81            610            144         115
       Installment                                        98              2            334             76         329
                                                    --------       --------       --------       --------     -------
         Total                                         2,625            345          2,503            650         702
     Recoveries during period
       Commercial                                         20             25            397            103         121
       Leases                                             16           -                33              -           -
       Real estate                                       143              3            517             61           2
       Installment                                        21              4            224            106         102
                                                    --------       --------       --------       --------     -------
          Total                                          200             32          1,171            270         225
                                                    --------       --------       --------       --------     -------
Net loans charged off during period                    2,425            313          1,331            380         477
Additions charged to operations                          922            407          1,495            515         295
                                                    --------       --------       --------       --------     -------
Balance at end of period                              $7,892         $5,250        $ 9,395        $ 5,156    $    639
                                                    --------       --------       --------       --------     -------
                                                    --------       --------       --------       --------     -------

Loan loss and quality ratios:
     Net charge-offs to average portfolio loans         1.85%           .41%           .29%          0.26%       1.13%
     Provision for loan losses to average
       portfolio loans                                   .71%           .53%           .32%          0.35%       0.70%
     Allowance at end of period to gross portfolio
       loans outstanding at end of period               1.52%          1.99%          1.80%          1.88%       1.64%
     Allowance as % of non-performing loans            79.01%         57.70%         52.18%         57.31%      39.44%



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

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK


     In Management's opinion there has not been a material change in the Company's market risk profile during the three months ended March 31, 1998. At March 31, 1998 the Company had net repriceable assets (a "positive gap") as measured at one year of approximately $21.9 million or 2.2% of total assets that compared to $63.9 million or 7.1% of total assets at December 31, 1997. The Company had a positive gap as measured at a 90-day time horizon of approximately $76.2 million, or 7.6% of total assets that compared to $104.2 million, or 11.6% of total assets at December 31, 1997. The ratio of interest earning assets to interest bearing liabilities maturing or repricing within one year at March 31, 1998 was 1.04 which compares to 1.14 at December 31, 1997 and management tries to maintain this ratio as close to zero as possible while remaining in a range between .80 and 1.20. Interest income is likely to be affected to a greater extent than interest expense for any
changes in interest rates within one year from March 31, 1998.   With a
positive gap, a bank would anticipate higher net yields over the near term in a rising rate environment and lower net yields in a declining rate environment. Conversely, with a negative gap, a bank would anticipate lower net yields over the near term in a rising rate environment and higher net yields in a declining rate environment.

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

                                            COMMERCE SECURITY BANCORP, INC.



DATE: July 2, 1998       Robert P. Keller /s/
                         ------------------------------------------
                         Robert P. Keller
                         President and Chief Executive Officer

DATE: July 2, 1998       Curt A. Christianssen /s/
                         -----------------------------------------
                         Curt A. Christianssen
                         Senior Vice President and Chief Financial Officer