Form 10-Q/A
period 1998-03-31
COMMERCE SECURITY BANCORP INC
filed 1998-07-27
CIK 818633

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

                                       INDEX


                                                                            Page
Part I - Financial Information

    Item 2. Management's Discussion and Analysis or Plan of Operation       3

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

     The following table summarizes the loans for which the accrual of interest has been discontinued and loans more than 90 days past due and still accruing interest, including those loans that have been restructured:


                                                       March 31                            December 31,
                                                ----------------------        -------------------------------------
                                                   1998           1997           1997           1996           1995
                                                   ----           ----           ----           ----           ----
                                                                 (dollars in thousands)
Non-accrual Loans, not restructured             $ 5,774        $ 6,488        $10,589        $ 5,483        $ 1,492
Accruing loans past due 90 days or more           1,031            672          4,638          1,314             46
Restructured loans                                3,183          1,919          2,779          2,200             82
                                                -------        -------        -------        -------        -------
   Total                                        $ 9,988        $ 9,079        $18,006        $ 8,997        $ 1,620
                                                -------        -------        -------        -------        -------
                                                -------        -------        -------        -------        -------

As a percent of outstanding loans                   1.4%           3.5%           2.9%           2.7%           4.2%


     The allowance for loan and lease losses at CSBI was approximately $5.3 million at March 31, 1998 compared to approximately $9.4 million at December 31, 1997. During the three months ended March 31, 1998, the provision for loan and lease losses was $922,000, or .71% (annualized) to portfolio loans at March 31, 1998, loan and lease charge-offs were $2.6 million and recoveries were $200,000 which compares to a provision for loan and lease losses of $407,000, or .64% (annualized) to portfolio loans at March 31, 1997, loan and lease charge-offs of $345,000 and recoveries of $32,000 during the same period in 1997. Of the loans charged off during the quarter ended March 31, 1998, approximately $2.1 million was comprised of two loans that continue to be performing loans but were charged off based upon the deterioration of the borrowers' financial condition that fell below the Bank's underwriting standards which are written in conformity with regulatory guidelines. The allowance for loan and lease losses for CSBI represented 1.5% of net loans, excluding those loans held for sale, at March 31, 1998 and 1.8% at December 31, 1997.

     The table below summarizes average portfolio loans outstanding, gross portfolio loans, non-performing loans and changes in the allowance for possible loan and lease losses arising from loan and lease losses and additions to the allowance from provisions charged to operating expense:



                                                            March 31                            December 31,
                                                     -----------------------     ---------------------------------------
                                                         1998          1997           1997           1996           1995
                                                         ----          ----           ----           ----           ----
                                                                 (dollars in thousands)
   Average portfolio loans outstanding               $524,467      $305,904       $464,788       $146,743       $ 42,272
   Gross portfolio loans                             $517,992      $263,527       $522,054       $263,641       $ 39,022
   Non-performing loans                              $  9,988      $  9,079       $ 18,006         $8,997         $1,620

   Allowance for loan losses
      Balance at beginning of period                 $  9,395      $  5,156       $  5,156       $    639       $    821
      Balance acquired                                      -             -          4,076          4,382              -
      Loans charged off during period
          Commercial                                    2,297           262            467            430            258
          Leases                                          167             -          1,092              -              -
          Real estate                                      63            81            610            144            115
          Installment                                      98             2            334             76            329
                                                     --------      --------       --------       --------       --------
            Total                                       2,625           345          2,503            650            702
      Recoveries during period
          Commercial                                       20            25            397            103            121
          Leases                                           16             -             33              -              -
          Real estate                                     143             3            517             61              2
          Installment                                      21             4            224            106            102
                                                     --------      --------       --------       --------       --------
             Total                                        200            32          1,171            270            225
                                                     --------      --------       --------       --------       --------
   Net loans charged off during period                  2,425           313          1,331            380            477
   Additions charged to operations                        922           407          1,495            515            295
                                                     --------      --------       --------       --------       --------
   Balance at end of period                          $  7,892      $  5,250       $  9,395       $  5,156       $    639
                                                     --------      --------       --------       --------       --------
                                                     --------      --------       --------       --------       --------

   Loan loss and quality ratios:
      Net charge-offs to average portfolio loans         1.85%          .41%           .29%          0.26%          1.13%
      Provision for loan losses to average
          portfolio loans                                 .71%          .53%           .32%          0.35%          0.70%
      Allowance at end of period to gross portfolio
          loans outstanding at end of period             1.52%         1.99%          1.80%          1.88%          1.64%
      Allowance as % of non-performing loans            79.01%        57.70%         52.18%         57.31%         39.44%

     The following table indicates management's allocation of the allowance for each of the following periods indicated:


                                                       March 31                            December 31,
                                                 ---------------------         ------------------------------------
                                                   1998           1997           1997           1996           1995
                                                   ----           ----           ----           ----           ----
                                                                 (dollars in thousands)
Allocated amount:
   Commercial, financial and agricultural        $  559         $  386         $  799         $  980         $   32
   Real estate and construction                   1,626            700          1,864          1,680            242
   Consumer                                         607            480            602            461             51
   Unallocated                                    5,100          3,684          6,130          2,035            314
                                                 ------         ------         ------         ------         ------
   Total                                         $7,892         $5,250         $9,395         $5,156         $  639
                                                 ------         ------         ------         ------         ------
                                                 ------         ------         ------         ------         ------
As a percent of allowance:
   Commercial, financial and agricultural           7.1%           7.4%           8.5%          19.0%           5.0%
   Real estate and construction                    20.6           13.3           19.8           32.6           37.9
   Consumer                                         7.7            9.1            6.4            8.9            8.0
   Unallocated                                     64.6           70.2           65.3           39.5           49.1
                                                 ------         ------         ------         ------         ------
         Total                                    100.0%         100.0%         100.0%         100.0%         100.0%
                                                 ------         ------         ------         ------         ------
                                                 ------         ------         ------         ------         ------


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

                              COMMERCE SECURITY BANCORP, INC.



DATE: July 27, 1998           Robert P. Keller /s/
                              ------------------------------------------
                              Robert P. Keller
                              President and Chief Executive Officer

DATE: July 27, 1998           Curt A. Christianssen /s/
                              -----------------------------------------
                              Curt A. Christianssen
                              Senior Vice President and Chief Financial Officer