Form 10-Q
period 1998-06-30
COMMERCE SECURITY BANCORP INC
filed 1998-08-14
CIK 818633

                      U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549
                                     FORM 10-Q


                    QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                      For Quarterly Period Ended June 30, 1998

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

Common Stock, $.01 par value  18,347,397 shares outstanding on August 14, 1998

                          COMMERCE SECURITY BANCORP, INC.
                      U.S. SECURITIES AND EXCHANGE COMMISSION
                                     FORM 10-Q

                                       INDEX

                                                                                    Page
Part I - Financial Information

   Item 1. Financial Statements

           Condensed Consolidated Statements of Condition -                          3
           June 30, 1998 and December 31, 1997

           Condensed Consolidated Statements of Operations                           5
           For the three and six months ended June 30, 1998 and 1997


           Condensed Consolidated Statements of Cash Flows -                         6
           For the six months ended June 30, 1998 and 1997

           Notes to the Condensed Consolidated Financial Statements                  8

   Item 2. Management's Discussion and Analysis or Plan of Operation                10

   Item 3. Qualitative and Quantitative Disclosure about Market Risk                20

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                  COMMERCE SECURITY BANCORP, INC. AND SUBSIDIARIES
                   Condensed Consolidated Statements of Condition
                        June 30, 1998 and December 31, 1997

                                                    June 30,
                                                      1998            December 31,
                                                  (Unaudited)             1997
                                                  -------------       ------------
ASSETS
Cash and due from banks                         $   160,245,000     $  81,030,000
Federal funds sold                                            -        40,000,000
                                                ---------------     -------------
  Total cash and cash equivalents                   160,245,000       121,030,000

Available-for-sale investment securities             61,054,000        67,295,000

Mortgage loans held for sale                        187,603,000        96,230,000
Loans and leases, net of unearned income            508,694,000       519,048,000
  Less allowance for loan and lease loss             (7,820,000)       (9,395,000)
                                                ---------------     -------------
  Loans, net                                        688,477,000       605,883,000

Loan and servicing sale receivable                    4,655,000         1,247,000
Premises and equipment, net                           9,539,000        11,232,000
Real estate acquired through foreclosure, net         1,499,000         2,740,000
Intangibles arising from acquisitions, net           65,078,000        66,769,000
Accrued interest receivable and other assets         32,763,000        26,159,000
                                                ---------------     -------------
Total assets                                    $ 1,023,310,000     $ 902,355,000
                                                ---------------     -------------
                                                ---------------     -------------


             See notes to condensed consolidated financial statements.

                  COMMERCE SECURITY BANCORP, INC. AND SUBSIDIARIES
             Condensed Consolidated Statements of Condition (Continued)
                        June 30, 1998 and December 31, 1997

                                                           June 30,
                                                             1998         December 31,
                                                          (Unaudited)         1997
                                                          -----------     ------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
   Demand:
      Non-interest bearing                               $ 256,166,000  $ 289,344,000
      Interest bearing                                      99,166,000     97,416,000
   Savings:
      Regular                                              190,350,000     98,465,000
      Money market                                          87,898,000     98,189,000
   Time:
      Under $100,000                                       141,751,000     99,713,000
      $100,000 or more                                     101,271,000     82,076,000
                                                         -------------  -------------
         Total deposits                                    876,602,000    765,203,000

Federal funds purchased                                      3,374,000      2,050,000
Due to related parties                                         473,000           -
Accrued expenses and other liabilities                      17,510,000     12,172,000
Mandatory convertible debentures                                  -           537,000
Subordinated debentures                                     27,657,000     27,657,000
                                                       ---------------  -------------
         Total liabilities                                 925,616,000    807,619,000

Shareholders' equity:
   Preferred stock, $.01 par value, 1,500,000
     shares authorized, 116,593 issued and
     outstanding at June 30, 1998                           11,659,000     11,659,000
   Special common stock, $.01 par value,
     9,651,600 shares authorized, 4,825,718
     issued and outstanding at June 30, 1998                    48,000         48,000
   Common stock, $.01 par value, 50,000,000
      shares authorized, 13,521,679 issued and
      outstanding at a June 30, 1998                           135,000        135,000
   Additional paid-in capital                               83,855,000     83,855,000
   Retained earnings                                         3,314,000        524,000
   Unearned compensation                                    (1,258,000)    (1,509,000)
   Unrealized gain on securities available-for-sale            (59,000)        24,000
                                                       ---------------  -------------
Total shareholders' equity                                  97,694,000     94,736,000
                                                       ---------------  -------------
Total liabilities and shareholders' equity             $ 1,023,310,000  $ 902,355,000
                                                       ---------------  -------------
                                                       ---------------  -------------


           See notes to condensed consolidated financial statements.

                  COMMERCE SECURITY BANCORP, INC. AND SUBSIDIARIES
                  Condensed Consolidated Statements of Operations
              Three months and six months ended June 30, 1998 and 1997
                                    (Unaudited)

                                                          3 months ended                      6 months ended
                                                              June 30,                            June 30,
                                                   ---------------------------     ---------------------------
                                                        1998           1997             1998           1997
                                                        ----           ----             ----           ----
Interest and fee income on loans                   $ 16,041,000   $  8,768,000     $ 31,253,000   $ 15,463,000
Income from lease finance receivables                 1,429,000        988,000        2,582,000      2,168,000
Interest and dividend income on securities              932,000      1,099,000        1,919,000      1,693,000
Interest income on Federal funds sold                   235,000        425,000          320,000        673,000
                                                   ------------   ------------     ------------   ------------
   Total interest and fee income                     18,637,000     11,280,000       36,074,000     19,997,000

Interest on deposits                                  6,437,000      4,219,000       11,550,000      7,372,000
Interest on Federal funds purchased                     211,000         10,000          662,000        107,000
Interest on subordinated notes                          830,000        218,000        1,658,000        233,000
                                                   ------------   ------------     ------------   ------------
   Total interest expense                             7,478,000      4,447,000       13,870,000      7,712,000
                                                   ------------   ------------     ------------   ------------

Net interest income                                  11,159,000      6,833,000       22,204,000     12,285,000

Provision for loan and lease losses                   1,000,000        308,000        1,922,000        715,000
                                                   ------------   ------------     ------------   ------------

Net interest income after provision
  for loan and lease losses                          10,159,000      6,525,000       20,282,000     11,570,000

Service charges on deposit accounts                     887,000        394,000        1,780,000        652,000
Gain on sale of mortgage loans                        4,183,000      1,558,000        6,710,000      3,452,000
Other non-interest income                             1,669,000        749,000        2,871,000      1,885,000
                                                   ------------   ------------     ------------   ------------
   Total non-interest income                          6,739,000      2,701,000       11,361,000      5,989,000

Salaries and employee benefits                        5,609,000      3,629,000       10,457,000      6,650,000
Expenses of premises & fixed assets                   1,795,000      1,321,000        3,504,000      2,491,000
Amortization of intangibles                             975,000        494,000        1,739,000        705,000
Other non-interest expense                            4,818,000      3,491,000        8,777,000      6,246,000
                                                   ------------   ------------     ------------   ------------
   Total non-interest expense                        13,197,000      8,935,000       24,477,000     16,092,000
                                                   ------------   ------------     ------------   ------------

Income before taxes and other                         3,701,000        291,000        7,166,000      1,467,000
Applicable income taxes                               1,965,000        170,000        3,743,000        912,000
                                                   ------------   ------------     ------------   ------------
Net income                                         $  1,736,000   $    121,000     $  3,423,000   $    555,000
                                                   ------------   ------------     ------------   ------------
                                                   ------------   ------------     ------------   ------------

Net income available to common                     $  1,416,000   $     36,000     $  2,787,000   $    470,000
Earnings per share (basic)                             $  0.078        $ 0.003          $ 0.152         $0.040
Earnings per share (dilutive)                          $  0.068        $ 0.003          $ 0.135         $0.040



                See notes to consolidated financial statements.

                   COMMERCE SECURITY BANCORP, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Cash Flows For the Six Months Ended June 30, 1998 and 1997
                                     (Unaudited)

                                                                     Six Months Ended June 30,
                                                                    ---------------------------
                                                                       1998              1997
                                                                       ----              ----
OPERATING ACTIVITIES:
Net income                                                           3,423,000          555,000
Adjustments to reconcile net income to net cash
 (used in) provided by operating activities:
   Provision for loan and lease losses                               1,922,000          715,000
   Provision for loss on real estate acquired through foreclosure       -               116,000
   Gain on sale of mortgage loans                                   (6,710,000)      (3,452,000)
   (Gain) loss on sale of premises and equipment                        -                16,000
   Loss on sale of real estate owned                                   284,000           29,000
   Depreciation and amortization                                     1,359,000          540,000
   Amortization of goodwill                                          1,406,000          705,000
   Accretion/amortization related to securities                       (281,000)           2,000
   Amortization of deferred compensation                               252,000           -
   Provision for deferred taxes                                      2,103,000          412,000
   Mortgage loans originated for sale                             (754,377,000)    (361,127,000)
   Proceeds from sales of loans and servicing                      767,791,000      363,476,000
   Equity in  loss of real estate joint venture                         -               306,000
   Decrease (increase) in servicing sale receivable                 (3,408,000)       1,625,000
   Decrease (increase) in loans held for sale                      (91,373,000)         993,000
   Other, net                                                       (4,035,000)      (1,009,000)
                                                                  ------------     ------------
Net used in provided by operating activities                       (81,644,000)       3,902,000

INVESTING ACTIVITIES:
Decrease in interest bearing deposits with other financial
  institutions                                                          -               338,000
Purchase of investment securities                                  (43,236,000)     (17,016,000)
Proceeds from maturities of investment securities                    6,244,000           -
Proceeds from sales of investment securities                        43,434,000       15,707,000
Loans/Leases originated for portfolio net of principal repayment       139,000       (5,198,000)
Purchase of premises and equipment                                    (546,000)        (220,000)
Proceeds from sale of premises and equipment                         1,211,000            9,000
Proceeds from sales of real estate acquired through foreclosure      1,591,000        2,139,000
Capital expenditures for other real estate owned                        -            (1,405,000)
Purchase of Eldorado Bank, net of cash received                         -           (61,299,000)
                                                                  ------------     ------------
Net cash (used in) provided by investing activities                  8,837,000      (66,945,000)



                See notes to consolidated financial statements.

                  COMMERCE SECURITY BANCORP, INC. AND SUBSIDIARIES
            Condensed Consolidated Statements of Cash Flows (Continued)
                  For the Six Months Ended June 30, 1998 and 1997
                                    (Unaudited)

                                                   Six Months Ended June 30,
                                                   -------------------------
                                                     1998             1997
                                                     ----             ----
FINANCING ACTIVITIES
Net increase in deposits                         111,399,000        50,309,000
Issuance of subordinated debentures                   -             27,657,000
Issuance of preferred stock preferred stock           -             11,659,000
Issuance of common stock                              -             18,004,000
Issuance of  special common stock                     -             23,212,000
Payment of dividends                                (636,000)          (85,000)
Redemption of mandatory convertible debentures      (537,000)       (4,500,000)
Repayment of notes payable                           (68,000)           -
Proceeds from issuance of notes payable to
  related parties                                    540,000            -
Net increase in other borrowings                   1,324,000         8,009,000
                                               -------------     -------------
Net cash provided by financing activities        112,022,000       134,265,000
                                               -------------     -------------

INCREASE IN CASH AND CASH EQUIVALENTS             39,215,000        71,222,000

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD                              121,030,000        46,222,000
                                               -------------     -------------

CASH AND CASH EQUIVALENTS,
END OF PERIOD                                  $ 160,245,000     $ 117,444,000
                                               -------------     -------------
Supplemental disclosures of cash flow
  information:
   Cash paid for Interest on deposits          $  12,432,000     $   7,521,000
   Cash paid for Income taxes                      1,640,000           500,000
   Supplemental disclosures of non-cash
   investing activities:
   Real estate acquired through foreclosure          634,000         1,379,000

Supplemental disclosures of non-cash
  financing activities
   Issuance of restricted stock                       -             2,012,000


                See notes to consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BASIS OF PRESENTATION

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting
period.  Actual results could differ from those estimates.   The accompanying
financial information for Commerce Security Bancorp, Inc. ("CSBI" or the "registrant") has been prepared in accordance with the Securities and Exchange Commission rules and regulations for quarterly reporting and therefore does not necessarily include all information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. The interim financial data is unaudited; however, in the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. Certain reclassifications have been made in the 1997 financial information to conform to the presentation used in 1998. Results for the period ending June 30, 1998 are not necessarily indicative of results which may be expected for any other interim period or for the year as a whole. The information contained in this report should be read in conjunction with the Annual Report of CSBI on Form 10-K for the year ended December 31, 1997 and in particular the footnotes to the audited financial statements included therewith.

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

EARNINGS PER COMMON SHARE

     The actual number of common shares outstanding at June 30, 1998 was 18,347,397. Basic earnings per share is computed by dividing net income less dividends paid to preferred shareholders by the weighted average number of common shares outstanding during the period. Dilutive earnings per share is computed by dividing net income less dividends paid to preferred shareholders plus the income impact of dilutive securities by the common shares outstanding plus dilutive common stock equivalents by using the treasury stock method.

     At June 30, 1998, the Company had outstanding common stock purchase warrants entitling the holders to purchase a total of 4,482,433 shares of common stock and stock options entitling the holder to purchase a total of 988,600 shares if common stock. Lacking an active market for its shares, the Company assumed a weighted average per share price in computing the dilutive impact of the outstanding warrants and options of $8.00 and $4.81 for the three and six months ended June 30, 1998 and 1997, respectively.

     The weighted average number of common shares used to compute basic earnings per share were 18,347,397 and 12,087,232 for the three months ended June 30, 1998 and 1997, respectively and 18,347,397 and 10,898,933 for the six months ended June 30, 1998 and 1997, respectively. The fully diluted average number of common shares used to compute dilutive earnings per share were 20,589,350 and 12,087,232 for the three months ended June 30, 1998 and 1997, respectively and 20,589,350 and 10,898,933 for the six months ended June 30, 1998 and 1997, respectively. Net income was not adjusted in the calculation of dilutive earnings per share.

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

                                         Three months          Six months
                                         ended June 30,       ended June 30,
                                        -------------------------------------
                                        1998       1997      1998       1997
                                        ----       ----      ----       ----
                                                  (In thousands)
Net income                            $ 1,736     $ 121    $ 3,423     $ 555

Other comprehensive income (loss)        (109)      160        (83)      152
                                      -------     -----    -------     -----
Total comprehensive income            $ 1,627     $ 281    $ 3,340     $ 707
                                      -------     -----    -------     -----
                                      -------     -----    -------     -----


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

     Except for the historical information contained herein, the following discussion contains forward looking statements that involve risks and uncertainties. CSBI's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not specifically limited to, changes in regulatory climate, shifts in interest rate environment, change in economic conditions of various markets CSBI serves, as well as the other risks detailed in this section, and in the sections entitled Results of Operations, Capital Resources and Liquidity and Interest Sensitivity, and those discussed in CSBI's Form 10-K for the year ended December 31, 1997, including without limitation those sections entitled Supervision and Regulation, Capital Resources and Liquidity.

     Contained within this document are various measures of financial performance that have been calculated excluding the amortization of intangibles. These measures are identified as "excluding goodwill amortization" and have been provided to assist the reader in evaluating the core performance of the Company. This presentation is not defined by Generally Accepted Accounting Principles ("GAAP"), but management believes it to be beneficial to gaining an understanding of the Company's financial performance.

SUMMARY

     The registrant owns 100% of Eldorado Bank (the "Bank") which is the
registrant's only banking subsidiary.   CSBI acquired Eldorado Bancorp and
its subsidiary bank Eldorado Bank (the "Eldorado Acquisition") on June 8, 1997 and on June 30, 1997 merged its other operating banks into a single bank (the "Bank") known as Eldorado Bank. The Eldorado Acquisition was accounted for using the purchase method of accounting for business combinations. Accordingly, the following discussion related to the operating results of the registrant during the three and six months ended June 30, 1997 include the results of only one month of operations of Eldorado Bank. In most of the registrant's income and expense categories and net income, the increases in the amounts reported for the three and six months ended compared to the same
periods last year resulted from the Eldorado Acquisition.   Other significant
factors affecting the registrant's results of operations and financial condition are described in the applicable sections below.

FINANCIAL CONDITION

     Total assets of CSBI at June 30, 1998 were just over $1.0 billion
compared to total assets of $902.4 million at December 31, 1997.   The
increase in total assets since December 31, 1997 is primarily attributable to the increase in mortgage loans held for sale that increased $91.4 million, or 95.0%, to $187.6 million at June 30, 1998 from $96.2 million at December 31, 1997. Total earning assets of CSBI at June 30, 1998 were $761.0 million compared to total earning assets of $725.6 million at December 31, 1997. Earning assets increased primarily due to the increase in mortgage loans held for sale, partially offset by a decrease in portfolio loans and investments.

LOANS AND LEASES

     Total gross loans and leases of CSBI at June 30, 1998 were $700.0 million, including $187.6 million of mortgage loans held for sale, compared to $618.3 million and $96.2 million at December 31, 1997, respectively. Excluding those loans held for sale at June 30, 1998 the four largest lending categories were: (i) commercial real estate loans; (ii) commercial loans;
(iii) loans to individuals and (iv) residential mortgage loans including land and construction loans. At June 30, 1998, these categories accounted for $221.5 million, $103.9 million, $65.5 million and $63.2 million, or approximately 43.2%, 20.3%, 12.8% and 12.3% of total gross loans and leases, respectively. Leases are made to finance small equipment for businesses and accounted for $58.3 million, or approximately 11.4% of total gross loans and leases held for investment, at June 30, 1998.

     The Bank is an active participant in the lending programs established
through the Small Business Administration ("SBA").   All SBA loans in the
Bank's loan portfolio at June 30, 1998 totaled $96.3 million compared to $105.7 million at December 31, 1997, the substantial majority of which was unguaranteed. The Bank's SBA loan portfolio is composed of (i) loans made by the Bank and guaranteed by the United States Government to the extent of 75% to 90% of the principal and interest due on such loans ("SBA 7(a)" loans) and
(ii) loans made by the Bank in which the Bank takes a first trust deed (a senior security position) and another unrelated entity assumes a second trust deed (a subordinated security position) that is guaranteed by the SBA (the "SBA 504" loans). Generally, the Bank sells the government guaranteed portion of the SBA 7(a) loans to participants in the secondary market and retains servicing responsibilities and the unguaranteed portion of the loans. The government guaranteed portion of the SBA 7(a) loans are sold at a premium, a portion of which is immediately recognized as income. The remaining premium, representing estimated normal servicing fees or a yield adjustment on the portion of the SBA 7(a) loan retained by the Bank, is capitalized and recognized as income over the estimated life of the loan.
The total SBA 7(a) loan portfolio serviced by the Bank at June 30, 1998 was approximately $267.5 million and included in this amount was approximately $74.7 million representing the primarily unguaranteed portions of the SBA 7(a) loans retained by the Bank, which compares to $286.8 million and $90.0 million at December 31, 1997, respectively. The total SBA 504 loans held by the Bank on June 30, 1998 was $21.6 million which compares to $15.8 at December 31, 1997.

NONPERFORMING ASSETS

     The following table summarizes the loans for which the accrual of interest has been discontinued and loans more than 90 days past due and still accruing interest, including those loans that have been restructured:

                                                     June 30,                  December 31,
                                               -------------------    -------------------------------
                                                 1998       1997       1997         1996        1995
                                                 ----       ----       ----         ----        ----
                                                                   (in thousands)
Non-accrual Loans, not restructured            $  7,712   $ 11,600   $ 10,589      $ 5,483     $ 1,492
Accruing loans past due 90 days or more           1,136        262      4,638        1,314          46
Restructured loans                                4,133      6,079      2,779        2,200          82
  Total nonperforming loans ("NPL"s)             12,981     17,941     18,006        8,997       1,620
                                               --------   --------   --------      -------     -------

Other real estate owned ("OREO")                  1,530      3,195      2,740        3,635       1,411
                                               --------   --------   --------      -------     -------

  Total nonperforming assets ("NPA"s)          $ 13,123   $ 21,136   $ 20,746      $ 7,288     $ 3,031
                                               --------   --------   --------      -------     -------
                                               --------   --------   --------      -------     -------

NPLs as a percent of outstanding loans, net        1.9%       3.6%       2.9%         2.7%        4.2%
NPAs as a percent of outstanding loans, net
      and OREO                                     2.6%       4.2%       4.0%         2.7%        7.2%
NPAs as a percent of total assets                  1.3%       2.3%       2.3%         1.7%        5.4%


     The Company's current policy is to stop accruing interest on loans which are past due as to principal and interest 90 days or more, except in circumstances where the loan is well-secured and in the process of collection. When a loan is placed on nonaccrual, previously accrued and unpaid interest is generally reversed out of income.

     The Company would have recorded additional interest income of approximately $402,000 for the six months ended June 30, 1998 on nonperforming loans if such loans had been current in accordance with their original terms. Interest income recorded on nonperforming loans for the six months ended June 30, 1998 was approximately $120,000.

     Loans aggregating $11.8 million at June 30, 1998 have been designated as impaired in accordance with SFAS 114 as amended by SFAS 118. The Company's impaired loans are all collateral dependent, and as such the method used to measure the impairment on these loans is to compare the loan amount to the fair value of collateral. The total allowance for loan losses related to these loans was $2.1 million at June 30, 1998.

     As of June 30, 1998 management was not aware of any loans that had not been placed on nonaccrual status as to which there were serious doubts as to the ability of the respective borrowers to comply with present loan repayment terms.

     At June 30, 1998, the Company had OREO properties with an aggregate carrying value of $1.5 million. During the six months ended June 30, 1998, properties with a total carrying value of $634,000 were added to OREO and properties with a total carrying value of $1.9 million were sold and with write-downs or losses of $284,000. All of the OREO properties are recorded by the Company at amounts, which are equal to or less than the market value based on current independent appraisals reduced by estimated selling cost.

ALLOWANCE FOR LOAN AND LEASE LOSSES

     The allowance for loan and lease losses represents the amounts which have been set aside for the specific purpose of absorbing losses which may occur in the Bank's loan and lease portfolio. The provision for loan and lease losses is an expense charged against operating income and added to the allowance for loan and lease losses.

     In determining the adequacy of the allowance for loan and lease losses, management considers such factors as historical loan loss experience, known problem loans, evaluations made by regulatory agencies and the Company's outside loan reviewer, assessment of economic conditions and other appropriate data to identify the risks in the portfolio. In determining the amount of the allowance, a specific allowance amount is assigned to those loans with identified special risks, and the remaining loan portfolio is reviewed by category and assigned an allowance percentage for inherent losses. The allocation process does not necessarily measure anticipated future credit losses; rather, it reflects management's assessment at a certain date of perceived credit risk exposure and the impact of current and anticipated economic conditions, which may or may not result in future credit losses. While management believes the allowance to be adequate, it should be noted that it is based on estimates, and ultimate losses may vary from such estimates if future conditions differ materially from the assumptions used in making the evaluation.

     The Federal Reserve and the DFI, as an integral part of their respective supervisory functions, periodically review the Company's allowance for loan and lease losses. Such regulatory agencies may require the Company to increase its provision for loan lease losses or to recognize further loan charge-offs, based upon judgments different from those of management.

     In December 1993, the federal banking agencies issued an inter-agency policy statement on the allowance for loan and lease losses which, among other things, establishes certain benchmark ratios of loan loss reserves to classified assets. The benchmark set forth by such policy statement is the sum of (i) assets classified loss; (ii) 50% of assets classified doubtful;
(iii) 15% of assets classified substandard; and (iv) estimated credit losses on other assets over the upcoming 12 months. At June 30, 1998, the Company's allowance constituted over 215% of the benchmark amount suggested by the federal banking agencies' policy statement.

     The calculation of the adequacy of the allowance for loan and lease losses requires the use of management estimates. Those estimates are inherently uncertain and depend on the outcome of future events. Management's estimates are based upon previous loan loss experience, current economic conditions as well as the volume, growth and composition of the loan portfolio, the estimated value of collateral and other relevant factors. The Company's lending is concentrated in Southern California, which has experienced adverse economic conditions, including declining real estate values. Those factors have adversely affected borrowers' ability to repay loans. Although management believes the level of the allowance as of June 30, 1998 is adequate to absorb losses inherent in the loan portfolio, additional decline in the local economy may result in increasing losses that cannot reasonably be predicted at this date. The possibility of increased costs of collection, nonaccrual of interest on those which are or may be placed on nonaccrual, and further charge-offs could have an adverse impact on the Company's financial condition in the future.

     The allowance for loan and lease losses at CSBI was approximately $7.8 million at June 30, 1998 compared to approximately $9.4 million at December
31, 1997.   During the six months ended June 30, 1998, the provision for loan and lease losses was $1.9 million, or .75% (annualized) to average portfolio loans at June 30, 1998, loan and lease charge-offs were $4.2 million and recoveries were $708,000 which compares to a provision for loan and lease losses of $715,000, or .48% (annualized) to average portfolio loans at June 30, 1997, loan and lease charge-offs of $816,000 and recoveries of $111,000 during the same period in 1997. The allowance for loan and lease losses for CSBI represented 1.5% of net loans, excluding those loans held for sale, at June 30, 1998 and 1.8% at December 31, 1997. Annualized net charge-offs as a percentage of average portfolio loans were 1.36% for the six months ended June 30, 1998 compared to .48% for the same period in 1997.

     The increase in annualized net charge-offs is primarily attributable to the charge-off during the three months ended March 31, 1998 of two loans with an aggregate principal balance of $2.1 million. The Company acquired those loans in the CSB acquisition, and although the loans were performing in accordance with their terms as of June 30, 1998, the Company became aware in early 1998 of a deterioration in the borrowers' financial condition. Consistent with regulatory guidelines, the Company's internal credit administration standards dictated that the loans should be charged off as a result of the decline in the borrowers' creditworthiness.

                     [Balance of page intentionally left blank]

     The table below summarizes average portfolio loans outstanding, gross portfolio loans, non-performing loans and changes in the allowance for possible loan and lease losses arising from loan and lease losses and additions to the allowance from provisions charged to operating expense at and for the periods indicated:


                                                As of and for the            As of and for the Year
                                              Quarter Ended June 30,           Ended December 31,
                                              ----------------------         ----------------------
                                                 1998       1997       1997          1996           1995
                                                 ----       ----       ----          ----           ----
                                                                 (Dollars in Thousands)
  Average portfolio loans outstanding         $ 514,648  $ 295,073  $ 464,788     $ 146,743       $ 42,272
  Gross portfolio loans                       $ 508,694  $ 498,206  $ 522,054     $ 263,641       $ 39,022
  Non-performing loans                        $  14,430  $  17,941  $  18,006     $   8,997       $  1,620

  Allowance for loan losses
     Balance at beginning of period           $   9,395  $   5,156     $5,156     $     639       $    821
     Balance acquired                              -         4,076      4,076         4,382             -
     Loans charged off during period
        Commercial                                2,816        314        467           430            258
        Leases                                      334        292      1,092             -              -
        Real estate                                 773        164        610           144            115
        Installment                                 282         46        334            76            329
                                              ---------  ---------  ---------     ---------       --------
          Total                                   4,205        816      2,503           650            702

     Recoveries during period
        Commercial                                  481         76        397           103            121
        Leases                                       38       -            33             -              -
        Real estate                                 154          3        517            61              2
        Installment                                  35         32        224           106            102
                                              ---------  ---------  ---------     ---------       --------
           Total                                    708        111      1,171           270            225
                                              ---------  ---------  ---------     ---------       --------
  Net loans charged off during period             3,497        705      1,332           380            477
  Additions charged to operations                 1,922        715      1,495           515            295
                                              ---------  ---------  ---------     ---------       --------
  Balance at end of period                    $   7,820  $   9,242  $   9,395     $   5,156       $    639
                                              ---------  ---------  ---------     ---------       --------
                                              ---------  ---------  ---------     ---------       --------

  Loan loss and quality ratios:
     Net charge-offs to average
       portfolio loans                            1.36%       .48%       .29%         0.26%          1.13%
     Provision for loan losses to average
       portfolio loans                             .75%       .48%       .32%         0.35%          0.70%
     Allowance at end of period to gross
       portfolio loans                            1.54%      1.86%      1.80%         1.96%          1.64%
     Allowance as % of non-performing
       loans                                     54.19%     51.51%     52.18%        57.31%         39.44%


  The following table indicates management's allocation of the allowance for each of the following periods indicated:

                                                       June 30,                   December 31
                                                   ---------------       -----------------------------
                                                   1998       1997       1997        1996         1995
                                                   ----       ----       ----        ----         ----
                                                                (dollars in thousands)
Allocated amount:
   Commercial, financial and agricultural       $   827    $   709    $   799     $   980        $  32
   Real estate and construction                   1,329      1,482      1,864       1,680          242
   Consumer                                         633        421        602         461           51
   Unallocated                                    5,030      6,630      6,130       2,035          314
                                                -------    -------    -------     -------        -----
     Total                                      $ 7,820    $ 9,242    $ 9,395     $ 5,156        $ 639
                                                -------    -------    -------     -------        -----
                                                -------    -------    -------     -------        -----

As a percent of allowance:
   Commercial, financial and agricultural         10.6%       7.7%       8.5%       19.0%         5.0%
   Real estate and construction                   17.0       16.0       19.8        32.6         37.9
   Consumer                                        8.1        4.6        6.4         8.9          8.0
   Unallocated                                    64.3       71.7       65.3        39.5         49.1
                                                -------    -------    -------     -------       ------
         Total                                   100.0%     100.0%     100.0%      100.0%       100.0%
                                                -------    -------    -------     -------       ------
                                                -------    -------    -------     -------       ------



     In allocating the Company's allowance for possible loan and lease losses, management has considered the credit risk in the various loan categories in its portfolio. As such, the allocations of the allowance for possible loan and lease losses are based upon the average aggregate historical net loan losses experienced in each of the subsidiary banks. While reasonable effort has been made to allocate the allowance to specific categories of loans, management believes that any allocation of the allowance for possible loan and lease losses into loan categories lends an appearance of exactness which does not exist, in that the allowance for possible loan and lease losses is utilized a single unallocated allowance available for losses on all types of loans and leases.

INVESTMENT SECURITIES

     Total investments of CSBI at June 30, 1998 were $61.1 million compared to $107.3 million at December 31, 1997. Investments decreased largely due to the funds required by the increased mortgage origination activity. At June 30, 1998, the investment portfolio primarily consisted of U.S. treasury and agency securities and mortgage backed securities. Both of these categories of investment securities are classified as available for sale and totaled $21.1 million and $40.0 million, respectively, or 32.7% and 67.3% of total investments, respectively.

     The following table presents the amortized cost of securities and their approximate fair values at June 30, 1998:

                                                          At June 30, 1998
                                                          ----------------
                                                       Gross          Gross        Estimated
                                    Amortized        Unrealized     Unrealized       Market
                                       Cost             Gain          Loss           Value
                                    ---------        ----------     -----------    ---------
                                             (Dollars in thousands)
Available-for-Sale:
  U.S. Treasury                      $ 15,998           $  7          $    -        $ 16,005
  U.S. Government Agencies              5,000             -               (3)          4,997
  Mortgage-backed securities           40,115             33            (134)         40,014
  Corporate bonds and equities             38             -                -              38
                                     --------           ----          ------        --------
     Total                           $ 61,151           $ 40          $ (137)       $ 61,054
                                     --------           ----          ------        --------
                                     --------           ----          ------        --------

DEPOSITS

     Total deposits were $876.6 million at June 30, 1998 compared to $765.2 million at December 31, 1997. An increase in regular savings deposits, certificates of deposits and interest bearing transaction accounts, partially offset by decreases in non-interest bearing demand deposits and money market accounts, contributed to the increase in total deposits. The increase in deposits reflects the Bank's attempt to increase funding sources required to fund the increase in mortgage lending activity. Total non-interest bearing demand deposits were $256.2 million, or approximately 29.2% of total deposits, at June 30, 1998 compared to $289.3 million, or approximately 37.8% of total deposits, at December 31, 1997. Interest bearing deposits were $620.4 million, or approximately 70.8% of total deposits, at June 30, 1998 compared to $475.9 million, or approximately 62.2% of total deposits, at December 31, 1997.

     A significant amount of the Company's interest-bearing deposits are generated from title and escrow companies ("Title and Escrow Deposits") that customarily do not deposit funds with the Bank until mortgage funding occurs,
which is typically a month-end event.   For the six months ended June 30,
1998, Title and Escrow Deposits averaged $116.9 million, representing 15.0% of the Company's average deposits for that period. For the six months ended June 30, 1998, average Title and Escrow Deposits were 19.9% of average noninterest demand deposits and 48.9% of average savings deposits. Actual balances of Title and Escrow Deposits tend to vary widely during the month, with the highest balances occurring at the end of the month when residential real estate closings are generally scheduled to occur . One company controlled 11.7% of the Company's average deposits for the six months ended June 30, 1998 and 14.5% of the Company's total deposits at June 30, 1998.

     The Company considers Title and Escrow Deposits to be volatile because of the fluctuations in deposit amounts and the concentration of control over those deposits with a limited number of customers, even though the Company believes that its relationships with its principal Title and Escrow Deposit customers and its specialized deposit services partially mitigate the risk that such customers may terminate or significantly reduce their deposits with the Company. As a consequence of that potential volatility, the Company utilizes Title and Escrow Deposits solely to fund short-term assets, primarily consisting of residential mortgages held for sale, which are generally sold within 30 days after such mortgage loans are funded. If a substantial portion of the Title and Escrow Deposits were withdrawn suddenly, the Company believes that it has sufficient alternative sources of liquidity to fund its mortgage pipeline during a transition period.

BORROWINGS

     Borrowings of the Company increased to $31.5 million at June 30, 1998 from $30.2 million at December 31, 1997. This increase in borrowings was primarily due to an increase in Federal funds purchased which increased to $3.4 million at June 30, 1998 from $2.1 million at December 31, 1997. These additional borrowings were undertaken primarily to the meet funding requirement presented by increased mortgage lending volume. Additionally, the Company redeemed its mandatorily convertible debentures of $537,000 on March 27, 1998 which was funded by the proceeds from a fully amortizing two year note for $540,000 at 10.5% with Dartmouth Capital Group, L.P.

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 1998

     The Company's results of operations depend primarily on the Bank's net interest income, which is the difference between interest and dividend income and interest-earning assets and interest expense on interest-bearing liabilities. The Bank's interest-earning assets consist primarily of loans, mortgage-backed securities and investment securities, while its interest-bearing liabilities are deposits and borrowings. The Company's results of operations are also affected by the Bank's provisions for loan and lease losses, resulting from management's assessment of the adequacy of the Bank's allowance for loan and lease losses, the level of its other income, including fee income from the origination of mortgage loans, the level of its other expenses, such as compensation and employee benefits, occupancy costs, expenses associated with the administration of problem assets, and income taxes.

     For the three months ended June 30, 1998, CSBI had net income of $1.7 million compared to net income of $121,000 for the same period in 1997.
Basic net income per share for the three months ended June 30, 1998 was $0.077 per share compared to $0.003 for the three months ended June 30, 1997, while diluted net income per share for the three months ended June 30, 1998 was $0.069 compared to $0.003 for the three months ended June 30, 1997. Excluding the amortization of goodwill and other intangibles, basic and diluted earnings per share for the three months ended June 30, 1998 were $0.130 and $0.116, respectively, compared to $0.049 and $0.049 for the same period in 1997. The Company's return on average assets was .71% and its return on average common equity was 6.74% for the three months ended June 30, 1998 as compared to .08% and .27%, respectively, for the three months ended June 30, 1997. Return on average assets excluding goodwill amortization was 1.11% and return on average common equity excluding goodwill amortization was 11.38% for the three months ended June 30, 1998, as compared to .43% and 4.04%, respectively, for the three months ended June 30, 1997.

     Compared to the prior year results, the improvements stem from a combination of increased net interest income of approximately $4.3 million and non-interest income of approximately $4.0 million, partially offset by increased loan loss provision of $692,000, non-interest expense of approximately $4.3 million and provision for taxes of $1.8 million. The improvement in 1998 earnings is primarily attributable to the earnings of Eldorado in 1998 that were not included in earnings for 1997 and partly attributable to an improvement in earnings related to the Bank's mortgage banking operations.

NET INTEREST INCOME AND NET INTEREST MARGIN

     Net interest income was approximately $11.1 million for the three months ended June 30, 1998, an increase of $4.3 million over the $6.8 million for the same period in 1997. An increase in interest income to $18.6 million for the three months ended June 30, 1998 from $11.3 million for the same period in 1997, partially offset by increased interest expense of $7.5 million for the three months ended June 30, 1998 from $4.4 million for the same period in 1997 contributed to this earnings improvement.

     Loans and leases, the largest component of earning assets, increased to an average balance of $719.1 million for the three months ended June 30, 1998 from $382.2 million for the three months ended June 30, 1997, with an average yield of 9.7% and 10.2%, respectively. Investments in securities and Federal funds sold declined to an average of $72.6 million for the three months ended June 30, 1998 from an average of $103.8 million for the three months ended June 30, 1997, with an average yield of 6.4% and 5.9%, respectively. The yield on earning assets was 9.4% and 9.3% for the three month periods ended June 30, 1998 and 1997.

     Interest-bearing liabilities increased to an average of $630.1 million for the three months ended June 30, 1998 from $373.1 million for the same period in 1997. The cost of these funds was 4.8% for the three months ended June 30, 1998 and 1997 with a decrease in the cost of deposits and borrowings being offset by a shift in the mix of funding liabilities. The increase in average balances is primarily attributable to an increase in deposits with borrowings also contributing to the increase. Average interest-bearing deposits increased to $590.5 million for the three months ended June 30, 1998 from $364.5 million for the same period in 1997. The average rate paid on these deposits decreased to 4.4% during the three months ended June 30, 1998
compared to 4.6% during the same period in 1997.   The decrease in the cost
of deposits is attributable to a decrease in rates paid on certificates of deposit that decreased to 5.1% for the three months ended June 30, 1998 compared to 5.5% for the same period in 1997, and a decrease in rates paid on interest bearing transaction accounts and savings accounts that in the aggregate was 3.9% for the three months ended June 30, 1998 compared to 4.0% for the same period in 1997.

     The average balance for all borrowings increased to $39.6 million for the three months ended June 30, 1998 from $8.5 million for the same period in 1997. The average cost of these borrowings was 10.6% for the three months ended June 30, 1998 compared to 10.8% for the same period in 1997. The increase in the average balance and cost of borrowings is attributable to Federal funds purchased and the subordinated debentures issued to fund the Eldorado Acquisition. Federal funds purchased averaged $11.4 million with an average rate of 6.9% for the three months ended June 30, 1998 compared to $674,000 with an average rate of 6.0% for the same period in 1997. Other debt, including the subordinated debentures, averaged $28.2 million at an average rate of 12.0% for the three months ended June 30, 1998 compared to $7.8 million at 11.2% for the same period in 1997.

     As a result of the foregoing factors, the average net yield on earning assets increased to 5.7% for the three months ended June 30, 1998 compared to 5.6% for the same period in 1997.

PROVISION FOR LOAN AND LEASE LOSSES

     The provision for loan and lease losses is an expense charged against operating income and added to the allowance for loan and lease losses. Management of the Bank continues to carefully monitor the allowance for loan and lease losses in relation to the size of the Bank's loan and lease portfolio and known risks or problem loans and leases. During the three months ended June 30, 1998, a total of $1.0 million was charged against operations and added to the allowance for loan and lease losses which compares to $308,000 for the same period in 1997. The increased provision is primarily attributable to the increase in the loan portfolio due to the Eldorado Acquisition and to increase the allowance due to the loans charged off against the allowance discussed above.

NON-INTEREST INCOME

     Non-interest income for the three months ended June 30, 1998 was $6.7 million compared to $2.7 million for the same period in 1997. Non-interest income related to operations acquired in the Eldorado Acquisition that was not included in income for the same period in 1997 and increased earnings from the Bank's mortgage operations are primarily responsible for this improvement in non-interest income. Income from service charges on deposit accounts increased to $887,000 for the three months ended June 30, 1998 compared to $394,000 for the same period in 1997 and other non-interest income increased to $1.7 million for the three months ended June 30, 1998 compared to $749,000 for the same period in 1997 both of which are primarily attributable to the Eldorado Acquisition. Gains on the sale of mortgage loans increased to $4.2 million for the six months ended June 30, 1998 compared to $1.6 million for the same period in 1997.

NON-INTEREST EXPENSES

     Non-interest expense for the three months ended June 30, 1998 was approximately $13.2 million, an increase of $4.3 million from $8.9 million
for the same period in 1997.   Salaries and employee benefits increased to
$5.6 million for the three months ended June 30, 1998 from $3.6 million for the same period in 1997, which increase is attributable to the added personnel from the Eldorado Acquisition and an increase in mortgage related commissions. Occupancy and equipment expense increased to $1.8 million for the three months ended June 30, 1998 from $1.3 million for the three months ended June 30, 1997 and represents the additional cost for facilities and equipment for branches and related operations attributable to the Eldorado Acquisition. Other non-interest expenses increased to $4.8 million for the three months ended June 30, 1998 from $3.5 million for three months ended June 30, 1997 which is primarily attributable to the Eldorado Acquisition. Also included in non-interest expense for the three months ended June 30, 1998 is amortization of goodwill and other intangibles of $975,000 compared to $494,000 for the same period last year which is primarily attributable to the Eldorado Acquisition.

PROVISION FOR INCOME TAXES

     As a result of the earnings for the three months ended June 30, 1998, a provision for income taxes of $2.0 million was made compared to a $170,000
provision made for the same period in 1997.   The effective tax rate was 53.1%
and 58.4% for the three months ended June 30, 1998 and 1997, respectively. The effective tax rate was higher than the statutory rate of 42.0% primarily because the goodwill amortization is a charge to earnings for financial statement purposes and is not deductible for federal income tax purposes.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 1998

     The Company's results of operations depend primarily on the Bank's net interest income, which is the difference between interest and dividend income and interest-earning assets and interest expense on interest-bearing liabilities. The Bank's interest-earning assets consist primarily of loans, mortgage-backed securities and investment securities, while its interest-bearing liabilities are deposits and borrowings. The Company's results of operations are also affected by the Bank's provisions for loan and lease losses, resulting from management's assessment of the adequacy of the Bank's allowance for loan and lease losses, the level of its other income, including fee income from the origination of mortgage loans, the level of its other expenses, such as compensation and employee benefits, occupancy costs, expenses associated with the administration of problem assets, and income taxes.

     For the six months ended June 30, 1998, CSBI had net income of $3.4 million compared to net income of $555,000 for the same period in 1997. Basic net income per share for the six months ended June 30, 1998 was $.15 per share compared to $.04 for the six months ended June 30, 1997, while diluted net income per share for the six months ended June 30, 1998 was $.14 compared to $.04 for the six months ended June 30, 1997. Excluding the amortization of goodwill and other intangibles, basic and diluted earnings per share for the six months ended June 30, 1998 were $.25 and $.22, respectively, compared to $.11 and $.11 for the same period in 1997. The Company's return on average assets was .73% and its return on average common equity was 6.69% for the six months ended June 30, 1998 as compared to .22% and 2.02%, respectively, for the six months ended June 30, 1997. Return on average assets excluding goodwill amortization was 1.10% and return on average common equity excluding goodwill amortization was 10.86% for the six months ended June 30, 1998, as compared to .51% and 5.06%, respectively, for the six months ended June 30, 1997.

     Compared to the prior year results, the improvement in the Company's net income for the six months ended June 30, 1998 stems primarily from a combination of increased net interest income of approximately $9.9 million and non-interest income of approximately $5.4 million, partially offset by increased loan loss provision of $1.2 million, non-interest expense of approximately $8.4 million and provision for taxes of $2.8 million. The improvement in 1998 earnings is primarily attributable to the earnings of Eldorado in 1998 that were not included in earnings for 1997 and partly attributable to an improvement in earnings related to the Bank's mortgage banking operations.

NET INTEREST INCOME AND NET INTEREST MARGIN

     Net interest income was approximately $22.2 million for the six months ended June 30, 1998, an increase of $9.9 million over the $12.3 million for the same period in 1997. An increase in interest income to $36.1 million for the six months ended June 30, 1998 from $20.0 million for the same period in 1997, partially offset by increased interest expense of $13.9 million for the six months ended June 30, 1998 from $7.7 million for the same period in 1997 contributed to this earnings improvement.

     Loans and leases, the largest component of earning assets, increased to an average balance of $688.9 million for the six months ended June 30, 1998 from $349.9 million for the six months ended June 30, 1997, with an average yield of 9.9% and 10.2%, respectively. Investments in securities and Federal funds sold declined to an average of $72.2 million for the six months ended June 30, 1998 from an average of $80.5 million for the six months ended June 30, 1997, with an average yield of 6.3% and 5.9%, respectively. The yield on earning assets was 9.6% for the six months ended June 30, 1998 compared to 9.4% for the same period in 1997.

     Interest-bearing liabilities increased to an average of $594.5 million for the six months ended June 30, 1998 from $323.7 million for the same period in 1997. The cost of these funds decreased to 4.7% for the six months ended June 30, 1998 compared to 4.8% for the same period in 1997. The increase in average balances and the decrease in cost is primarily attributable to an increase in deposits and decrease in rates paid with borrowings also contributing to the increase in average balances but partially offsetting the decrease in rates paid. Average interest-bearing deposits increased to $544.0 million for the six months ended June 30, 1998 from $315.8 million for the same period in 1997. The average rate paid on these deposits decreased to 4.3% during the six months ended June 30, 1998
compared to 4.7% during the same period in 1997.   The decrease in the cost
of deposits is attributable to a decrease in rates paid on certificates of deposit that decreased to 5.1% for the six months ended June 30, 1998 compared to 5.7% for the same period in 1997, and a decrease in rates paid on interest bearing transaction accounts and savings accounts that in the aggregate was 3.8% for the six months ended June 30, 1998 compared to 3.9% for the same period in 1997.

     The average balance for all borrowings increased to $50.4 million for the six months ended June 30, 1998 from $7.9 million for the same period in 1997. The average cost of these borrowings was 9.3% for the six months ended June 30, 1998 compared to 8.7% for the same period in 1997. The increase in the average balance and cost of borrowings is attributable to Federal funds purchased and the subordinated debentures issued to fund the Eldorado Acquisition. Federal funds purchased averaged $22.2 million with an average rate of 5.9% for the six months ended June 30, 1998 compared to $3.7 million with an average rate of 5.9% for the same period in 1997. Other debt, including the subordinated debentures, averaged $28.2 million at an average rate of 12.0% for six months ended June 30, 1998 compared to $4.2 million at 11.2% for the same period in 1997.

     As a result of the foregoing factors, the average net yield on earning assets increased to 5.9% for the six months ended June 30, 1998 compared to 5.8% for the same period in 1997.

PROVISION FOR LOAN AND LEASE LOSSES

     The provision for loan and lease losses is an expense charged against operating income and added to the allowance for loan and lease losses. Management of the Bank continues to carefully monitor the allowance for loan and lease losses in relation to the size of the Bank's loan and lease portfolio and known risks or problem loans and leases. During the six months ended June 30, 1998, a total of $1.9 million was charged against operations and added to the allowance for loan and lease losses which compares to $715,000 for the same period in 1997. The increased provision is primarily attributable to the increase in the loan portfolio due to the Eldorado Acquisition and to increase the allowance due to the loans charged off against the allowance discussed above.

NON-INTEREST INCOME

     Non-interest income for the six months ended June 30, 1998 was $11.4 million compared to $6.0 million for the same period in 1997. Non-interest income related to operations acquired in the Eldorado Acquisition that was not included in income for the same period in 1997 and increased earnings from the Bank's mortgage operations are primarily responsible for this improvement in non-interest income. Income from service charges on deposit accounts increased to $1.8 million for the six months ended June 30, 1998 compared to $652,000 for the same period in 1997 and other non-interest income increased to $2.9 million for the six months ended June 30, 1998 compared to $1.9 million for the same period in 1997 both of which are primarily attributable to the Eldorado Acquisition. Gains on the sale of mortgage loans increased to $6.7 million for the six months ended June 30, 1998 compared to $3.5 million for the same period in 1997.

NON-INTEREST EXPENSES

     Non-interest expense for the six months ended June 30, 1998 was approximately $24.5 million, an increase of $8.4 million from for the same
period in 1997.   Salaries and employee benefits increased to $10.5 million
for the six months ended June 30, 1998 from $6.7 million for the same period in 1997, which increase is attributable to the added personnel from the Eldorado Acquisition and an increase in mortgage related commissions. Occupancy and equipment expense increased to $3.5 million for the six months ended June 30, 1998 from $2.5 million for the six months ended June 30, 1997 and represents the additional cost for facilities and equipment for branches and related operations attributable to the Eldorado Acquisition. Other non-interest expenses increased to $8.8 million for the six months ended June 30, 1998 from $6.2 million for six months ended June 30, 1997 which is primarily attributable to the Eldorado Acquisition. Also included in non-interest expense for the six months ended June 30, 1998 is amortization of goodwill and other intangibles of $1.7 million compared to $705,000 for the same period last year which is primarily attributable to the Eldorado Acquisition.

PROVISION FOR INCOME TAXES

     As a result of the earnings for the six months ended June 30, 1998, a provision for income taxes of $3.7 million was made compared to a $912,000 provision made for the same period in 1997. The effective tax rate was 52.2% and 62.2% for the six months ended June 30, 1998 and 1997, respectively. The effective tax rate was higher than the statutory rate of 42.0% primarily because the goodwill amortization is a charge to earnings for financial statement purposes and is not deductible for federal income tax purposes.

CAPITAL RESOURCES

     Current risk-based regulatory capital standards generally require banks and holding companies to maintain a ratio of "core" or "Tier 1" capital (consisting principally of common equity) to risk-weighted assets of at least 4%, a ratio of Tier 1 capital to adjusted total assets (leverage ratio) of at least 3% and a ratio of total capital (which includes Tier 1 capital plus certain forms of subordinated debt, a portion of the allowance for loan losses and preferred stock) to risk-weighted assets of at least 8%. Risk-weighted assets are calculated by multiplying the balance in each category of assets according to a risk factor which ranges from zero for cash assets and certain government obligations to 100% for some types of loans and adding the products together.

     CSBI and the Bank were well capitalized June 30, 1998 for federal regulatory purposes. As of June 30, 1998, both the Bank and CSBI had leverage ratios of 6.6%, Tier 1 risk-weighted capital ratios of 8.9% and total risk-weighted capital ratios of 10.0%. For further discussion regarding capital requirements for the registrant and its operating bank subsidiary, refer to sections in CSBI's Form 10-K for the year ended December 31, 1997 entitled Regulation and Supervision, Capital Resources and the footnotes to the audited financial statements contained therein.

LIQUIDITY

     The Company relies on deposits as its principal source of funds and, therefore, must be in a position to service depositors' needs as they arise. Management attempts to maintain a loan-to-deposit ratio of not greater than 80% and a liquidity ratio (liquid assets, including cash and due from banks, Federal funds sold and investment securities to deposits) of approximately 20%. The average loan-to-deposit ratio was 88% for the six months ended June 30, 1998, 78% in 1997, 68% in 1996 and 78% in 1995. The average liquidity ratio was 19% for the six months ended June 30, 1998, 29% in 1997, 30% in 1996 and 22% in 1995. At June 30, 1998, the Company's loan-to-deposit ratio was 69% and the liquidity ratio was 20.8%. While fluctuations in the balances of a few large depositors cause temporary increases and decreases in liquidity from time to time, the Company has not experienced difficulty in dealing with such fluctuations from existing liquidity sources.

     Should the level of liquid assets (primary liquidity) not meet the liquidity needs of the Company, other available sources of liquid assets (secondary liquidity), including the purchase of Federal funds, sale of securities under agreements to repurchase, sale of loans, window borrowing from the Federal Reserve Bank and, to a lesser extent, borrowings from the FHLB. could be employed. The Company has relied primarily upon the purchase of Federal funds and the sale of securities under agreements to repurchase for its secondary source of liquidity.

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

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

     In Management's opinion there has not been a material change in the Company's market risk profile during the three months ended June 30, 1998.
At June 30, 1998 the Company had net repriceable liabilities (a "negative gap") as measured at one year of approximately $51.5 million or 5.0% of total assets that compared to $63.9 million or 7.1% of total assets at December 31, 1997. The Company had a positive gap as measured at a 90-day time horizon of approximately $42.0 million, or 4.1% of total assets that compared to $104.2 million, or 11.6% of total assets at December 31, 1997. The ratio of interest earning assets to interest bearing liabilities maturing or repricing within one year at June 30, 1998 was .92 which compares to 1.14 at December 31, 1997 and management tries to maintain this ratio as close to zero as possible while remaining in a range between .80 and 1.20. Interest income is likely to be affected to a greater extent than interest expense for any changes in interest rates
within one year from June 30, 1998.   With a positive gap, a bank would
anticipate higher net yields over the near term in a rising rate environment and lower net yields in a declining rate environment. Conversely, with a negative gap, a bank would anticipate lower net yields over the near term in a rising rate environment and higher net yields in a declining rate environment.

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

                              COMMERCE SECURITY BANCORP, INC.



DATE: August 14, 1998         /s/ Robert P. Keller
                              ------------------------------------------
                              Robert P. Keller
                              President and Chief Executive Officer

DATE: August 14, 1998         /s/ John L. Gordon
                              -----------------------------------------
                              John L. Gordon
                              Senior Vice President and Chief Financial Officer