Form 10-K405/A
period 1997-12-31
ELDORADO BANCSHARES INC
filed 1998-10-13
CIK 818633

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-K/A

                    ANNUAL REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997    COMMISSION FILE NUMBER 2-76555

                            ------------------------

                           ELDORADO BANCSHARES, INC.

              (Exact name of small business issuer in its charter)

                  DELAWARE                             33-0720548
      (State or other jurisdiction of        (I.R.S. Employer Identification
       incorporation or organization                      No.)

    24012 CALLE DE LA PLATA, SUITE 150,                   92653
              LAGUNA HILLS, CA                         (Zip Code)
  (Address of principal executive offices)

        Issuer's telephone number, including area code:   (949) 699-4344

                            ------------------------

      Securities registered pursuant to Section 12(b) of the Exchange Act:

                                      None

      Securities registered pursuant to Section 12(g) of the Exchange Act:

                                      None

                            ------------------------

    Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    There were 9,173,698 shares of Common Stock outstanding at March 14, 1998 (restated to reflect the one-for-two reverse split effective September 4, 1998). The aggregate market value of Common Stock held by non-affiliates at March 14, 1998 was approximately $4,224,000 based upon the last known trade of $12.00 per share on October 23, 1997.

    Documents incorporated by reference:  None

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                                                               PAGE
                                                                                                             ---------
PART I

Item 1.      Business......................................................................................          3

Item 2.      Properties....................................................................................         35

Item 3.      Legal Proceedings.............................................................................         36

Item 4.      Submission of Matters to a Vote of Security Holders...........................................         37

PART II

Item 5.      Market for Issuer's Common Stock and Related Stockholders Matters.............................         38

Item 6.      Selected Financial Data.......................................................................         40

Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations.........         42

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk....................................         58

Item 8.      Financial Statements..........................................................................         62

Item 9.      Disagreements on Accounting and Financial Disclosure..........................................         62

PART III

Item 10.     Directors and Executive Officers of the Registrant............................................         63

Item 11.     Executive Compensation........................................................................         66

Item 12.     Security Ownership of Certain Beneficial Owners and Management................................         73

Item 13.     Certain Transactions and Related Transactions.................................................         77

Signatures.................................................................................................         81

                 (This page has been left blank intentionally.)

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

PART I
ITEM 1.  BUSINESS
GENERAL

    Through its sole operating subsidiary, Eldorado Bank (the "Bank"), the Company offers a broad range of commercial banking products and services to small and medium-sized businesses and retail customers from 17 full service branches located primarily in the Orange County, San Diego County and Sacramento areas of California. The Bank also operates nine loan production offices, five of which are located in California and four of which are located in contiguous states. See "--Market." The Company's products include commercial, consumer and real estate loans, a broad range of deposit products and other non-deposit banking services. In addition, the Company augments its traditional banking products and services with specialized products including Small Business Administration ("SBA") loans, residential mortgage loans originated through nine loan production offices and a regional network of wholesale brokers for resale into the secondary market, and equipment leases to small and medium-sized businesses that are originated through a national network. The Company's only significant asset is the stock of the Bank.

    The Bank is incorporated under the laws of the State of California and is licensed by the California State Department of Financial Institutions ("DFI"). It also is a member of the Federal Reserve System. The Bank's deposits are insured up to applicable limits by the FDIC. See "Supervision and Regulation."

STRATEGIC PLAN

    The key elements of the Company's strategic plan have been and continue to be the establishment and enhancement of an attractive commercial banking franchise through the acquisition of community banks primarily, but not exclusively, in and around its Southern California base, improving core profitability and maintaining a strong balance sheet. Since 1995, the Company has acquired three community banks with total assets of approximately $779 million.

        BUILDING AND ENHANCING AN ATTRACTIVE COMMUNITY BANK FRANCHISE. The Company is continually engaged in the identification and evaluation of potential acquisitions of community banks in California. The Company focuses primarily on community banks that have underperformed relative to their peer group but have strong lending franchises, niche business lines or low cost deposits that would complement the Company's existing operations and branch network and also provide opportunities for cost savings through branch overlap and back-office consolidation. In particular, the Company seeks to acquire and develop both traditional and non-traditional community banking businesses that provide opportunities for multiple relationships with small and medium-sized business customers. As an integral part of this strategy, the Company emphasizes building a solid management team through a combination of senior officers retained from acquired banks and experienced specialists hired to enhance the Company's competency in various areas, such as mortgage banking and equipment leasing.

        IMPROVING CORE PROFITABILITY. The Company's strategy to increase profitability is premised primarily on (i) increasing the sources and volume of fee income, including fees derived from originating and servicing SBA loans, selling and servicing equipment leases, and originating and selling residential mortgage loans, (ii) maintaining and diversifying its base of relatively low cost funds, (iii) utilizing its asset generation capability to increase the volume of commercial loans and leases that it retains in its portfolio, particularly SBA loans, equipment leases and commercial loans to its small business customers, and (iv) actively seeking to improve operating efficiencies.

        MAINTAINING A STRONG BALANCE SHEET. The Company seeks to maintain a strong balance sheet by managing the risk of credit-related losses and by striving to maintain a capital base sufficient to support its strategic plan. The Company seeks to improve the asset quality of the banks it acquires by implementing underwriting standards in such banks' loan and lease origination programs that place greater emphasis on cash flow than collateral coverage as the primary source of repayment on its loans. See "--Underwriting and Credit Administration," below. To maintain a capital base sufficient to support the Company's existing businesses and to permit it to continue to expand through acquisitions, the Company's plan is to continue to meet the "well capitalized" regulatory standards. At December 31, 1997 the Company was well capitalized for regulatory purposes, with Tier 1 and Total Risk-Weighted Ratios (as defined herein) of 8.9% and 10.2% and a Tier 1 Leverage Ratio (as defined herein) of 6.6%. See "Supervision and Regulation--Capital Adequacy Requirements."

    The Company routinely reviews suitable strategic acquisition opportunities, which if consummated, may constitute a material acquisition for the Company. Although discussions at various stages with respect to such transactions are ongoing, the Company believes that, as of the date of this Annual Report, it is not probable that the Company will enter into an agreement with respect to any such transaction.

    The Company's three acquisitions were primarily funded with cash. Although the Company expects to continue to consider cash acquisitions, the Company believes that the boards of directors and shareholders of many prospective acquisition candidates prefer stock acquisitions, because the shareholders who receive stock are allowed to retain an equity interest in the combined company and to defer recognition of federal income tax. There can be no assurance, however, that an active trading market for the Common Stock will develop or, even if such a market does develop, that the Company will be able or determine that it is in its best interests to acquire businesses in stock-for-stock transactions.

PRIOR ACQUISITIONS

    Prior to September 1995, the Company's predecessor, SDN Bancorp, Inc. ("SDN"), owned a single bank--San Dieguito National Bank ("San Dieguito")--with approximately $56 million in assets. San Dieguito was then categorized as "critically undercapitalized" by federal regulators. In September 1995, SDN and San Dieguito were recapitalized by Dartmouth Capital Group, L.P. ("DCG"), a bank holding company organized by Mr. Keller. Following that recapitalization, Mr. Keller assumed control of the Company, installed new management and began implementing policies to improve asset quality and operating performance.

    Since September 1995, the Company has completed three acquisitions in California with combined assets of approximately $779 million. The following table summarizes certain data regarding those acquisitions, including the asset size of the acquired bank as of the end of the quarter immediately preceding the acquisition:

                                                               DATE OF         PRINCIPAL COUNTY
ACQUIRED BANK/PENDING ACQUISITION                            ACQUISITION       OF ACQUIRED BANK
------------------------------------------------------  ---------------------  ----------------  ASSETS OF ACQUIRED
                                                                                                       BANK(1)
                                                                                                 -------------------
                                                                                                    (IN MILLIONS)
Liberty National Bank.................................  March 31, 1996         Orange                 $     146
Commerce Security Bank................................  September 1, 1996      Sacramento                   229
Eldorado Bank.........................................  June 6, 1997           Orange                       404

------------------------

(1) At date of acquisition

    Each acquisition was accounted for using the purchase method of accounting for business combinations, and therefore, the operating results of those banks are reflected in the Company's financial statements only from the date of acquisition. Consequently, the Company's historical operating results prior to June 1997 are of limited relevance in evaluating the Company's historical financial performance or predicting its future operating results.

    Within the relatively recent past, Commerce Security Bank ("CSB"), Liberty National Bank ("Liberty") and San Dieguito were adversely affected by a variety of factors, including high levels of nonperforming assets, reliance on high-cost brokered deposits and excessive overhead costs. The high levels of nonperforming assets and related overhead costs were partly attributable to adverse economic conditions, including declining real estate values, that California experienced during the early to mid-1990s. Liberty incurred net losses of $1.3 million and $1.5 million in 1994 and 1993, respectively; San Dieguito incurred net losses of $1.1 million, $1.0 million and $2.0 million in 1995, 1994 and 1993, respectively; and CSB incurred net losses of $431,000 and $371,000 for the three months ended December 31, 1996 and March 31, 1997, respectively. As a consequence of their poor financial performance, each of Liberty, San Dieguito and CSB was required to enter into a memorandum of understanding with its supervising regulators. Those memoranda of understanding were subsequently terminated contemporaneously with or, in Liberty's case, prior to Mr. Keller's assumption of managerial control.

    Following each acquisition, the Company implemented various elements of its strategic plan described above. See "--Strategic Plan." As a result of those efforts, together with a favorable economic climate in California, the Company's efficiency ratio decreased from 90.3% for the three months ended December 31, 1996 to 70.8% for the three months ended December 31, 1997. Additionally, the Company was able to reduce its reliance on high-cost brokered deposits by utilizing excess liquidity at Eldorado Bank to fund loans and leases generated by its other subsidiary banks. Partly as a consequence of that strategy, the average cost of the Company's deposit liabilities decreased from 3.4% for the three months ended March 31, 1997 to 3.3% for the three months ended September 30, 1997.

    Effective June 30, 1997, the Company consolidated into Eldorado Bank the respective operations of CSB, Liberty and San Dieguito (as so consolidated, the "Bank"), although the Bank continues to operate under the name "Commerce Security Bank" in the Sacramento area because of another bank's competing claim to the tradename "Eldorado Bank." See "--Market."

MARKET

    The Company operates primarily in Orange County in Southern California and the Sacramento area in Northern California. The Company's executive office is located in Laguna Hills, a residential community in southern Orange County, approximately 50 miles south of Los Angeles. The Company currently operates a total of 16 full-service banking offices in Southern California, covering a geographic market ranging from the north coastal area of San Diego County in the south, to Long Beach in Los Angeles County in the north, and to San Bernardino and Riverside Counties in the east. The counties of Orange, Los Angeles, San Bernardino and Riverside are located in the Los Angeles-Riverside-Orange County

Metropolitan Statistical Area ("MSA"), which is the second most populous MSA in the United States, with a population of 15.5 million in 1996, according to an estimate published by the U.S. Bureau of the Census.

    In Northern California, the Company operates one full-service banking office, located in Sacramento, and four mortgage loan production offices located in Fairfield, Sacramento, Stockton and Walnut Creek. Sacramento, the capital of California, is located in the Sacramento MSA, which had a population of 1.5 million in 1996, according to an estimate published by the U.S. Bureau of the Census. The Bank also operates one SBA loan production office in Orinda, California, which is located east of San Francisco.

    The Bank currently has residential mortgage loan production offices in San Diego, California; Bellevue, Washington; Las Vegas, Nevada; Phoenix, Arizona and Portland, Oregon and expects to open an office in Denver, Colorado during the quarter ending September 30, 1998.

PRODUCTS AND SERVICES

    The Company markets its products and services through three divisions:

    - COMMUNITY BANKING DIVISION--focusing primarily on small and medium-sized businesses located in the Company's California markets. Products include commercial, consumer and real estate loans (with a particular emphasis on the origination and servicing of SBA loans), and a broad range of deposit products and other non-deposit banking services.

    - MORTGAGE BANKING DIVISION--originating residential mortgage loans in California, Arizona, Nevada and Oregon through nine loan production offices and a network of wholesale brokers for sale in the secondary market.

    - EQUIPMENT LEASING DIVISION--generating equipment leases primarily through wholesale sources located throughout the United States, servicing those leases and from time to time selling blocks of leases to other institutions.

The Company's marketing strategy is to maximize cross-selling opportunities by emphasizing the complementary nature of its products and services, particularly for the small to medium-sized business, which the Company defines as a business with annual revenue up to $50 million. The Company is also seeking to exploit synergies among its divisions by establishing lease and mortgage loan offices in several of the locations now used exclusively as branches or loan production offices. In addition, the Company plans to house SBA loan production officers in several of its established mortgage origination offices. Each of the Company's divisions is described in more detail below.

    COMMUNITY BANKING DIVISION. The Community Banking Division provides a broad range of banking products and services to small and medium-sized businesses and retail customers, including commercial, real estate and consumer loans, checking and savings products and non-depository services.

    At December 31, 1997, approximately 80% of the Company's loans and leases held for investment were loans to businesses. For regulatory and financial reporting purposes, the Company categorizes commercial loans that are secured in whole or part by real estate as commercial real estate loans. Consequently, at December 31, 1997, commercial real estate loans constituted 45% of the Company's loans and leases held for investment. The Company believes such categorization overstates the Company's emphasis on real estate lending, because, for example, all SBA loans are secured by real estate and thus categorized as commercial real estate loans.

    The origination and servicing of SBA loans are important elements of the Community Banking Division's business. The Company originates two types of loans under SBA programs. The majority of SBA loans that the Company originates are guaranteed by the United States Government to the extent of 75% to 90% of the principal and interest due on such loans ("SBA 7(a)" loans). The Company also originates SBA loans in which the Company takes a first trust deed (a senior security position which is generally sold by the Company) and another unrelated entity assumes a second trust deed (a subordinated security position) that is guaranteed by the SBA (the "SBA 504" loans). Generally, the Company sells the government guaranteed portion of the SBA 7(a) loans to participants in the secondary market and retains servicing responsibilities and the unguaranteed portion of the loans. The government guaranteed portion of the SBA 7(a) loans are sold at a premium, a portion of which is immediately recognized as income. The balance of the premium, representing estimated servicing fees is treated as a yield adjustment on the portion of the SBA 7(a) loan retained by the Company, and is capitalized and recognized as income over the estimated life of the loan. The Company had a total of $105.7 million of SBA loans in its portfolio at December 31, 1997, comprised of $89.9 million of the unguaranteed portions of the SBA 7(a) loans being serviced by the Company and $15.8 million of SBA 504 loans. The total SBA 7(a) loan portfolio serviced by the Company at December 31, 1997 was $302.6 million, all of which had been originated by the Company.

    Both Eldorado Bank and Liberty had substantial experience originating SBA loans prior to the Company's acquisition of those banks. Since 1994, the Bank has qualified as a "Preferred Lender" under the SBA's programs, allowing it to originate SBA loans based on its own underwriting decisions and without prior approval of the SBA. The Company believes that its status as a Preferred Lender gives it a competitive advantage relative to other non-Preferred SBA originators by allowing the Company to process such loans on an expedited basis. The Company believes that all of the leading SBA originators in the Company's principal market are Preferred Lenders.

    Historically, the Company has made SBA loans primarily to businesses located in California through origination from its Southern California branches as well as from the Company's SBA loan production office located in Orinda, California. Subject to receipt of SBA approval, which the Company expects will be received, the Company intends to expand its SBA market area during the next 12 months by hiring SBA loan originators based in or near Phoenix, Arizona; Portland, Oregon and Bellevue, Washington. The Company intends to place those originators in the Company's existing loan production facilities for the Mortgage Banking Division located in those areas.

    With respects to deposit products and related services, the Company believes the Community Banking Division has a competitive advantage as a result of certain deposit accounting services that were developed at CSB specifically for title and escrow companies. As a result of those services, which include specialized sub-accounting, reconciliation and reporting features, a significant percentage of the Company's deposit liabilities are obtained from title and escrow companies (collectively, "Title and Escrow Deposits"). Actual balances of Title and Escrow Deposits tend to vary widely during a month, with the highest balances usually occurring at the end of the month when residential real estate closings are generally scheduled to occur. Title and Escrow Deposits are also subject to seasonal fluctuations, tending to decrease during those seasons when the volume of residential real estate transactions is lower.

    The Company considers Title and Escrow Deposits to be volatile because of the fluctuation in deposit amounts and the concentration of control over those deposits with a limited number of customers. The Company believes, however, that its relationships with its principal Title and Escrow Deposit customers and its specialized deposit services partially mitigate the risk that such customers may terminate or significantly reduce their deposits with the Company. As a consequence of that potential volatility, the Company utilizes Title and Escrow Deposits solely to fund short-term assets, primarily consisting of residential mortgages held for sale, which are generally sold within 30 days after such mortgage loans are funded. If a substantial portion of the Title and Escrow Deposits were withdrawn suddenly, the Company believes that it has sufficient alternative sources of liquidity to fund its mortgage pipeline during a transition period. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity."

    The Company's expertise in servicing Title and Escrow Deposits has also enabled it to attract deposits from homeowners' associations, property managers and similar customers. The services provided to those customers include (i) lockbox deposit arrangements, (ii) sub-account reconciliation and reporting,
(iii) electronic payment and remittance processing through the Automated Clearing House or ACH

Network, and (iv) electronic balance reporting. Those specialized payment handling systems also complement the Company's other traditional cash management products.

    Historically, the relationships with Title and Escrow Deposit customers, as well as the relationships with other deposit customers utilizing the Company's sub-accounting systems, have been managed by the Company's Sacramento branch. The Company is actively seeking, however, to cross-sell those services to customers of its Southern California branches.

    MORTGAGE BANKING DIVISION. The Company entered the mortgage banking business upon the acquisition of CSB in September 1996. CSB had been engaged in the mortgage business since 1988. The Company originates and sells first and second lien mortgage loans secured by single family residences. As a matter of normal practice, the Company sells to the secondary market all of the loans that it originates. The Mortgage Banking Division's operating results can be and have been affected materially by changes in interest rates, new home construction and existing home sales. See "Risk Factors--Potential Impact of Changes in Interest Rates."

    The Company originates loans through two primary sources: (i) the wholesale market, which represents loans generated through a network of mortgage brokers approved by the Company, and (ii) the retail market, which represents loans generated by eight loan production offices staffed with commission-based loan officers who solicit loans directly from real estate brokers, home builders and on personal referral. All loans originated from those two sources are underwritten and closed by the Company.

    The Company originates primarily fixed-rate mortgage loan products under a variety of programs including (i) conventional fixed-rate mortgage loans under programs offered by the Federal Home Loan Mortgage Corporation ("Freddie Mac") or the Federal National Mortgage Association ("Fannie Mae"), (ii) so-called "nonconforming" mortgage loans that do not meet Freddie Mac or Fannie Mae criteria, including "jumbo loans" that exceed the maximum principal amount under those programs, which the Company underwrites to satisfy the individual guidelines of the private investors to which those loans are sold in the ordinary course, and (iii) mortgage loans insured by the Federal Housing Administration ("FHA loans") and mortgage loans guaranteed by the Veterans Administration ("VA loans"). FHA loans and VA loans are underwritten to enable them to be pooled as loans offered by the Government National Mortgage Association ("Ginnie Mae loans").

    The Company has historically sold conforming Freddie Mac and Fannie Mae loans under private sale agreements to conduits such as Countrywide Home Loans. FHA and VA mortgage loans that the Company originates either are sold individually to private conduits or are bundled and sold as Ginnie Mae pools to private investors.

    The Company also sells the right to service such mortgage loans, which includes the collection and remittance of principal and interest payments. Such servicing rights either are sold to the purchaser of the loan or, in the case of Ginnie Mae loans, are aggregated and sold in bulk at least quarterly, which the Company believes increases the value of those servicing rights. The purchasers of mortgage loans or servicing rights do not have recourse against the Company for the payment defaults of the borrowers, except for (i) customary recourse if the borrower fails to make the first payment due under the loan and (ii) recourse obligations that were incurred in connection with CSB's bulk sales of servicing for VA loans that was effected prior to the Company's acquisition of CSB. Such recourse exposure for VA loans will expire in November 1998. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

    The Company relies on various short-term funding sources--including Title and Escrow Deposits and lines of credit with various financial institutions--to provide liquidity to its Mortgage Banking Division between the time when the Division originates a mortgage loan and the time when such loan is sold in the secondary market.

    "Forward commitments" and "put options" on mortgage-backed securities are used to reduce interest rate risk (i.e., hedging) on a portion of loans held for sale and on certain loans anticipated to fund. Forward commitments to sell and put options on mortgage-backed securities that hedge anticipated loan funding are off-balance sheet items and not reflected in the Company's Consolidated Statement of Financial Condition. The aggregate outstanding "forward commitments" and "put options" were $26 million and $10 million at December 31, 1997, respectively.

    Although the Mortgage Banking Division historically provided a substantial amount of CSB's earnings, the Division generated losses during each month of 1996 and during nine out of 12 months of 1997. Since the Company acquired CSB in September 1996, the Company has undertaken a variety of measures to improve the Division's operating results, including the renegotiation of the terms under which the Company sells loans to the secondary market, the packaging of Ginnie Mae pools, the elimination of certain recourse liability in connection with the sale of VA loan servicing rights, and the achievement of various operational efficiencies. In addition, the Company has made several managerial changes at the Mortgage Banking Division, the most significant of which was the February 1998 hiring of William D. Rast to serve as its Executive Vice President and head of the Division. Mr. Rast has approximately 21 years of experience in mortgage banking, including four years as President and Chief Operating Officer of Hamilton Financial Services Corp., a financial services company that focused primarily on mortgage lending, and 10 years with First California Mortgage, where his last position was Senior Vice President responsible for retail and wholesale production.

    The Company believes that those initiatives have substantially improved the Mortgage Banking Division's performance. The Company has also used the increase in mortgage origination volume to manage its level of earning assets by increasing from time to time the duration that it will hold mortgage loans prior to selling such loans into the secondary market. Although the Company believes that it has hedged such mortgage loans to substantially mitigate the interest rate risk associated with the longer holding period, some interest rate risk may remain.

    During the next 12 months, the Mortgage Banking Division intends to continue to increase its origination volume by, among other things, (i) further refining its network of wholesale brokers, (ii) more actively cross-selling its products to the Company's retail customers, and (iii) extending its range of products to include loans to relatively high quality subprime borrowers (which loans are sometimes referred to as "B" grade credits). The Company expects that the Mortgage Banking Division's cross-selling efforts will focus primarily on developing relationships with internal and external referral sources in the Company's Southern California market. Among other things, the Mortgage Banking Division intends to place mortgage loan officers in the Company's branches located in Carlsbad (San Diego County), Huntington Beach (Orange County) and San Bernardino (San Bernardino County).

    EQUIPMENT LEASING DIVISION. The Company entered the leasing business upon the acquisition of CSB in September 1996. CSB had been engaged in leasing since 1990, focusing primarily on acquiring leases of equipment to small businesses with an average lease size of less than $50,000. Currently, the production of new leases is derived primarily from the wholesale sector through a network of brokers located throughout the United States, although a majority of the Division's leases are made to borrowers located in the mid-western and western states. The Company makes no consumer leases and leases automobiles and other vehicles only to businesses. The Company seeks to limit the residual risk with respect to the collateral it leases by purchasing leases that permit the lessee to acquire the equipment for a nominal purchase price at the end of the lease term or by stipulating that the originating broker will retain the residual risk. Historically, the Company has generally retained for investment the majority of leases that it purchases, although in 1997, the Company sold $24.8 million of leases to other banks while retaining the right to service those leases.

    Following the 1997 departure of the former CSB employee who was then responsible for the Equipment Leasing Division, the Company made a strategic decision to increase the resources devoted to the Division. Since August 1997, the Company has implemented several initiatives designed to improve the Equipment Leasing Division's operations. Among other things, the Company has centralized the underwriting decisions for leases, thereby eliminating the salesperson's involvement in the underwriting decision.

    The Company believes that those initiatives have substantially improved the Equipment Leasing Division's performance. During the next 12 months, the Equipment Leasing Division intends to continue to increase its origination volume by focusing on improving the overall quality of the Company's network of wholesale brokers and by expanding the number of full-time representatives. To avoid an excess concentration of leases as a percentage of interest-earning assets, the Company intends to sell all or substantially all of the incremental lease volume to nonbank financial institutions while retaining the right to service those leases.

UNDERWRITING AND CREDIT ADMINISTRATION

    UNDERWRITING. Although the Bank accepts applications for various types of commercial and consumer loans at all of its branches, all loans are subject to centralized underwriting and processing, with the exception of commercial loans less than $50,000 and residential mortgage loans which may also be approved at one of two loan production offices in Northern California.

    The Company generally does not make individual loans larger than $8.0 million, although the applicable legal lending limit is substantially higher (for secured loans, 25% of the Bank's equity plus its allowance for loan and lease losses, or $20.6 million at December 31, 1997). Senior loan officers at the Community Banking Division may approve loans up to $250,000 for non-SBA loans and up to $1.0 million for SBA loans, and the Bank's senior credit officer has the authority to approve loans up to $1.0 million. Loans in excess of $1.0 million but less than $2.0 million must be approved by the Bank's senior credit officer and the Bank's President, and loans in excess of $2.0 million but less than $4.0 million must also be approved by an Officer Loan Committee, of which the senior credit officer and the Bank's President are members. Loans in excess of $4.0 million but less than $8.0 million must also be approved by the Loan Committee of the Bank's Board of Directors, and loans in excess of $8.0 million must also be approved by the Board of Directors of the Bank.

    The Company's commercial loans are generally underwritten in the Company's primary market area on the basis of the borrower's ability to service such debt from income. As a general practice, the Company takes as collateral a lien on any available real estate, equipment or other assets and obtains a personal guaranty. Working capital loans are primarily collateralized by short-term assets and term loans are primarily collateralized by long-term assets.

    In addition to commercial loans secured by real estate, the Company makes commercial mortgage loans to finance the purchase of owner-occupied real property, which generally consists of real estate on which structures have already been completed. The Company's commercial mortgage loans are secured by first liens on real estate, typically have variable interest rates and amortize over a 20-year period with balloon payments due at the end of ten years. In underwriting commercial mortgage loans, consideration is given to the property's operating history, future operating projections, current and projected occupancy, location and physical condition. The underwriting analysis also includes credit checks, appraisals and a review of the financial condition of the borrower.

    The Company makes loans to finance the construction of residential properties, the majority of which are owner-occupied and, to a limited extent, owner-occupied nonresidential properties. Construction loans generally are secured by first liens on real estate. The Company conducts periodic inspections, either directly or through an agent, prior to approval of periodic draws on these loans. Underwriting guidelines similar to those described above are also used in the Company's construction lending activities.

    Consumer loans made by the Company include home improvement loans, automobile loans, recreational vehicle loans, boat loans, personal loans (collateralized and uncollateralized) and deposit account collateralized loans. The terms of these loans typically range from 12 to 84 months and vary based upon the nature of collateral and size of loan.

    Two of the Company's equipment lease underwriters have individual authority to approve leases up to $75,000 and authority to approve jointly leases up to $150,000. Leases in excess of $150,000 must also be approved by the Company's senior credit officer. The Company generally does not make leases in excess of $150,000. Since the Company's acquisition of CSB, the Company has not made a lease in excess of $500,000.

    The head of the Mortgage Banking Division has authority to approve residential loans of up to $1.0 million. Residential loans in excess of $1.0 million are subject to the same approval criteria required with respect to commercial loans.

    CREDIT ADMINISTRATION AND NONPERFORMING ASSETS. The Company has several procedures in place to assist it in maintaining the overall quality of its loan and lease portfolio, as described below. There can be no assurance, however, that the Company's loan and lease portfolio will not become subject to increasing pressures from deteriorating borrower credit due to general economic conditions.

    With the exception of the Equipment Leasing Division, which administers and collects the leases that it services, the Company has a centralized Credit Administration Department. The Department is responsible for supervising the Company's loan review function and its Special Asset Group, which focuses exclusively on the collection or other resolution of nonaccrual loans and OREO. The Company's loan review function evaluates additional loans which are potential problem loans as to risk exposure in determining the adequacy of the allowance for loan losses. The Company obtains updated appraisals from time to time on loans secured by real estate, particularly those categorized as nonperforming loans and potential problem loans. In instances where updated appraisals reflect reduced collateral values, an evaluation of the borrower's overall financial condition is made to determine the need, if any, for possible writedowns or appropriate additions to the allowance for loan losses.

    The Company generally places a loan on nonaccrual status and ceases accruing interest when loan payment performance is deemed unsatisfactory. All loans past due 90 days, however, are placed on nonaccrual status, unless the loan is both well-secured and in the process of collection or renewal. Cash payments received while a loan is classified as nonaccrual are recorded as a reduction of principal as long as doubt exists as to collection.

    The Company is sometimes required to revise a loan's interest rate or repayment terms in a troubled debt restructuring. A loan is considered a restructured loan if, as a result of the borrower's financial condition, the Company has elected to modify it by accepting below market terms either by granting an interest rate concession or deferring principal or interest payments or both. In order for a restructured loan to be eligible to be reclassified as a fully performing loan, the following must be satisfied: (i) the borrower must generally have been current in meeting the restructured terms for at least six consecutive months, and (ii) the restructured loan must have an interest rate and other features that are at least equivalent to market terms. Inevitably, not all restructured loans will be viable as restructured, and it may be necessary for the Company to make further concessions or to transfer the loan to nonaccrual status or OREO. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." The Company records OREO at fair value at the time of acquisition, less estimated costs of sale.

COMPETITION

    There is intense competition in California and elsewhere in the United States in attracting and retaining deposit accounts, and in making loans to small businesses and other borrowers. The primary factors in the competition for deposits are interest rates, personalized services, the quality and range of financial services, convenience of office locations and office hours. The Company competes for deposits primarily with other commercial banks, savings institutions, credit unions, money market funds and other investment alternatives. The primary factors in the competition for loans are interest rates, loan origination fees, the quality and range of lending services and personalized services. The Company competes for loans, primarily with other commercial banks, savings institutions, mortgage banking firms, credit unions and other financial intermediaries. The Company faces competition for deposits and loans throughout its market areas not only from local institutions but also from out-of-state financial intermediaries that have opened loan production offices or that solicit deposits in its market areas. Many of the financial intermediaries operating in the Company's market areas offer certain services, such as trust and investment services, which the Company does not offer directly. Additionally, as a consequence of recent bank acquisitions and mergers in the Company's market, many of the Company's competitors have greater financial and marketing resources and name recognition than the Company, and operate on a statewide or nationwide basis that may give them opportunities to realize greater efficiencies and economies of scale than the Company. Moreover, recent developments in technology and mass marketing have permitted larger institutions to market loans more aggressively to small business borrowers.

    Recent federal legislation has eased membership limits on credit unions, which previously have been permitted to serve only members that share a single, common bond. Specifically, the legislation provides that occupation-based credit unions may serve unrelated companies as long as such companies have fewer than 3,000 employees. The Company expects that such legislation will increase the ability of credit unions to compete with community banks, such as the Bank, for both deposits and loans.

    The Company competes principally on the basis of personalized attention and special services that it provides its customers, principally individuals and small to medium-sized businesses. Its marketing activity focuses primarily on promotional activities by and referrals from the Bank's officers, directors and employees. Most of the Bank's offices offer extended weekday banking hours and some branches offer Saturday banking hours. The Bank also operates drive-up banking facilities at seven of its branches and provides a variety of personalized services. In addition, the Bank operates 24-hour automatic teller machines ("ATM") at 16 of its locations, and is a member of Instant Teller network and Plus System network, which link bank ATMs nationwide.

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

    As a result of the passage of the SAIF legislation, effective January 1, 1997, the deposit assessment matrix for both SAIF-assessable and BIF-assessable depository institutions, is as follows (in cents per $100 of deposits):

                                                                                    SUPERVISORY SUBGROUP
                                                                                    --------------------
                                                                                               B          C
                                                                                  A           --         --
                                                                                ------
MEETS NUMERICAL STANDARDS FOR:
Well capitalized...........................................................          0(a)          3         17
Adequately capitalized.....................................................          3            10         24
Undercapitalized...........................................................         10            24         27

------------------------

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

RESTRICTIONS ON CHANGES OF CONTROL

    Subject to certain limited exceptions, no company (as defined in the BHC
Act) or individual can acquire control of a bank holding company, such as the Company, without the prior approval or non-disapproval, as the case may be, of the FRB. Prior approval of the FRB would be required for an acquisition of control of the Company by a "company" as defined in the BHC Act. In general, FRB regulations provide that "control" means the power to vote 25% or more of any class of voting stock, the power to control in any manner the election of a majority of the board of directors, or the power to exercise, directly or indirectly, a controlling influence over management or policies as determined by the FRB. As part of such acquisition, the company would be required to register as a bank holding company (if not already so registered) and have its business activities limited to those activities which the FRB determines to be so closely related to banking as to be a proper incident thereof. (See "Business-- Limitations on Bank Holding Company Activities" herein.) FRB regulations also provide that there is a presumption that any company which owns less than 5% of any class of voting securities of a bank holding company does not have control over that company.

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

    THE EQUAL CREDIT OPPORTUNITY ACT. The ECOA, enacted into law in 1974, prohibits discrimination in any credit transaction, whether for consumer or business purposes, on the basis of race, color, religion, national origin, sex, marital status, age (except in limited circumstances), receipt of income from public assistance programs, or good faith exercise of any rights under the Consumer Credit Protection Act. In addition to prohibiting outright discrimination on any of the impermissible bases listed above, an effects test has been applied to determine whether a violation of the ECOA has occurred. This means that if a creditor's actions have had the effect of discriminating, the creditor may be held liable--even when there is no intent to discriminate. In addition to actual damages, the ECOA provides for punitive damages of up to $10,000 in individual lawsuits and up to the lesser of $500,000 or 1.0% of the creditor's net worth in class action suits. Successful complainants may also be entitled to an award of court costs and attorneys' fees.

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

    CALDERA, WEGGELAND, AND KILLEA CALIFORNIA INTERSTATE BANKING AND BRANCHING ACT OF 1995. The Caldera, Weggeland, and Killea California Interstate Banking and Branching Act of 1995 (the "Caldera Weggeland Act"), which became effective on October 2, 1995, is designed to implement important provisions of the Interstate Banking Act (see "Business--Recent and Proposed Legislation--The Riegle Neal Interstate Banking and Branching Act of 1994" herein) and repeal or modify certain provisions of the California Financial Code. A summary of the most significant provisions of the Caldera Weggeland Act is set forth below.

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

    From time to time, legislation is enacted which has the effect of increasing the cost of doing business, limiting or expanding permissible activities or affecting the competitive balance between banks and other financial institutions. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies and other financial institutions frequently are made in Congress, in the

California legislature and before various bank regulatory and other professional agencies. For example, legislation was introduced in Congress which would repeal the current statutory restrictions on affiliations between commercial banks and securities firms. Under the proposed legislation, bank holding companies would be allowed to control both a commercial bank and a securities affiliate, which could engage in the full range of investment banking activities, including corporate underwriting. The likelihood of any major legislative changes and the impact such changes might have on the Company are impossible to predict. (See "Business--Supervision and Regulation" herein.)

    RELIANCE ON SBA PROGRAMS. A significant portion of the Company's business consists of originating and servicing loans under the programs of the U.S. Small Business Administration. (See "Business-- Southern California Operations--SBA Lending Concentration.") Significant cuts in SBA programs would likely have a material adverse impact on the Company. Various items of legislation were introduced in U.S. Congress in 1995 that would have curtailed or otherwise modified the SBA's programs to varying degrees, many of which were premised on the broad goal of federal government debt reduction.

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

                                  RISK FACTORS

    AN INVESTMENT IN SECURITIES ISSUED BY THE COMPANY INVOLVES VARIOUS RISKS. EXISTING AND PROSPECTIVE INVESTORS IN ANY SECURITIES ISSUED BY THE COMPANY SHOULD CONSIDER CAREFULLY THE FACTORS SUMMARIZED BELOW, AS WELL AS THE OTHER INFORMATION CONTAINED IN THIS ANNUAL REPORT, IN MAKING A DECISION WHETHER TO BUY, SELL OR HOLD SUCH SECURITIES. IN ADDITION, THIS ANNUAL REPORT CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS REGARDING THE COMPANY'S FUTURE PLANS, OPERATIONS AND PROSPECTS, WHICH INVOLVE RISKS AND UNCERTAINTIES. THOSE FORWARD-LOOKING STATEMENTS ARE INHERENTLY UNCERTAIN, AND ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THE COMPANY'S EXPECTATIONS. RISK FACTORS THAT COULD AFFECT CURRENT AND FUTURE PERFORMANCE INCLUDE BUT ARE NOT LIMITED TO THOSE DESCRIBED IN THIS SECTION. CAPITALIZED TERMS USED AND NOT OTHERWISE DEFINED IN THIS SECTION HAVE THE RESPECTIVE MEANINGS SET FORTH ELSEWHERE IN THIS ANNUAL REPORT.

EFFECT OF RECENT ACQUISITIONS

    Since September 1995, when Dartmouth Capital Group, L.P. ("DCG") acquired control of SDN Bancorp, Inc., the Company's predecessor, the Company's operations have changed substantially. During the past three years, the Company has acquired three banks with a total of approximately $779 million in assets. Those acquisitions, including the acquisition of Eldorado Bancorp in June 1997, resulted in a fourteenfold increase of the Company's assets. The acquisition of Eldorado Bancorp, itself, nearly doubled the Company's assets. The Company used the purchase method of accounting for each acquisition. Therefore, the operating results of each acquired company are included in the Company's financial statements only from the date of acquisition. Because of the Company's recent acquisitions and its use of the purchase method of accounting, its historical operating results before June 30, 1997 are of limited relevance in evaluating the Company's historical financial performance and predicting its future operating results.

GEOGRAPHIC CONCENTRATION

    Substantially all of the Company's business is located in California, with a particular concentration in Southern California. As a result, the Company's financial condition and operating results are subject to changes in economic conditions in that region. In the early to mid-1990s, California experienced a significant and prolonged downturn in its economy, which adversely affected financial institutions, including the Company and its predecessors. Although the general economy in California has recovered from that prolonged recession, the Company is subject to changes in economic conditions in that region. We can provide no assurance that conditions in the California economy will not deteriorate in the future and that such deterioration will not adversely effect the Company.

    Among other factors, the California economy may be adversely affected by prolonged weakness in one or more of the Asian economies. In 1997, California's Gross State Product exceeded $1.0 trillion, with exports to foreign countries totaling $110 billion or 10.7% of the Gross State Product. California, with its greater dependence on Asian trade and investment, is more at risk from Asia's economic problems than the rest of the United States. Exports to Asian countries represented 47% of California's total exports, compared to 29% for the U.S. as a whole. Weaker Asian demand for California products and services could potentially result in job losses, primarily in the high-tech manufacturing, engineering, travel and entertainment industries. The Los Angeles area is among the particularly vulnerable regions in California with its relatively heavy concentration of high-tech, engineering and entertainment firms. We can provide no assurance that a deterioration of economic conditions in California as a result of Asia's economic problems will not adversely effect the Company.

    In addition, a substantial portion of the Company's assets consist of loans secured by real estate in California. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." Historically, California has experienced, on occasion, significant natural disasters, including earthquakes, brushfires and, during early 1998, flooding attributed to the weather phenomenon known as

"El Nino." Accordingly, the availability of insurance for losses from such catastrophes is limited. The occurrence of one or more such catastrophes could impair the value of the collateral for the Company's real estate secured loans and adversely affect the Company.

PRODUCT CONCENTRATION

    The Company makes a significant percentage of its loans and derives a significant percentage of its revenue under the loan programs of the U.S. Small Business Administration (the "SBA"). The Company's revenue from SBA loan programs constituted approximately 17.0% of its total revenue for the year ended December 31, 1997.

    In recent years, Congress has considered proposals that would substantially reduce

    - the scope of various SBA programs,

    - the level of SBA funding, and

    - the attractiveness of the programs that the SBA may offer to both borrowers and lenders.

    If Congress enacts any such type of proposal, the Company's SBA loan originations and its revenue derived from originating and servicing such loans could be adversely affected. See "Supervision and Regulation--Effect of Governmental Policies and Legislation--Reliance on SBA Programs."

COMPETITION

    There is intense competition in California and elsewhere in the United States for banking customers. The Company experiences competition for deposits from many sources, including credit unions, insurance companies and money market and other mutual funds, as well as other commercial banks. The Company competes for loans and leases primarily with other commercial banks, mortgage companies, commercial finance companies and savings institutions. Recently, certain out-of-state financial institutions have entered the California market, which has also enhanced competition. Many of the Company's competitors have greater financial strength, marketing capability and name recognition than the Company, and operate on a statewide or nationwide basis. In addition, recent developments in technology and mass marketing have permitted larger companies to market loans more aggressively to the Company's small business customers. Such advantages may give our competitors opportunities to realize greater efficiencies and economies of scale than the Company. We can provide no assurance that the Company will be able to compete effectively against such competition.

    Federal legislation enacted in August 1998 has eased membership limits on credit unions, which previously were permitted to serve only members that shared a single, common bond. The Company expects that such legislation will increase the ability of credit unions to compete with community banks, such as the Bank, for both deposits and loans.

POTENTIAL IMPACT OF CHANGES IN INTEREST RATES

    The Company's profitability is significantly dependent on its net interest income. Net interest income is the difference between its interest income on interest-earning assets, such as loans and leases, and its interest expense on interest-bearing liabilities, such as deposits. Therefore, changes in general market interest rates, whether as a result of changes in the monetary policies of the Federal Reserve or otherwise, can have a significant effect on our net interest income. The Company's assets and liabilities may react differently to changes in overall market rates or conditions because of mismatches between the repricing or maturity characteristics of its assets and liabilities. As a result, changes in interest rates can affect our net interest income in either a positive or a negative way.

    Changes in the difference between short and long-term interest rates (commonly known as the "yield curve") may also have an adverse effect the Company's business. For example, the Company uses short-term deposits and borrowings to fund mortgages held by the Company during the period between the origination of such mortgages and their sale (the "mortgage warehouse period"). The short-term deposits and borrowings yield short-term rates. Such mortgages, however, generally yield long-term rates. If the difference between short-term and long-term interest rates shrinks or disappears, the Company would earn less interest income during the mortgage warehouse period.

    Changes in interest rates can also have other significant effects on the Company's mortgage banking business. In periods of rising interest rates (as occurred in 1994), financial institutions such as the Company typically originate less mortgage loans, depending on the performance of the overall economy. In that case, the Company's mortgage banking income may decline. In periods of declining interest rates, mortgage loan originations typically increase, particularly those due to refinancings of existing mortgages. Other effects of fluctuations in interest rates include the following:

    - Changes in the revenue received by the Company from the sale of mortgage loans if there is a change in interest rates between the time the interest rate on the mortgage is set and the time the Company sells the loan.

    - Changes in the revenue received by the Company from the sale of mortgage servicing rights to third parties. For example, in periods of declining interest rates, sales of servicing rights related to higher interest rate loans may be less profitable because of the increased risk of prepayment than sales of servicing rights related to lower interest rate loans.

    The Company retains some risk from changing interest rates until it sells a mortgage, because our purchase and sale commitments are based on estimates of loan closings (which are sensitive to interest rate changes). In addition, because instruments the Company uses to mitigate or hedge interest rate risk may not respond to changes in interest rates to the same degree as the mortgage pipeline being hedged, some interest rate risks remain even in a fully hedged portfolio.

    We cannot predict or control fluctuations in interest rates. Although we believe that we have taken steps to mitigate the impact of changes in interest rates on the Company's income and portfolio value, we can provide no assurance that the Company's net interest income or the net value of its assets will not be affected adversely in a changing rate environment. See "Quantitative and Qualitative Disclosures about Market Risk."

DEPENDENCE ON KEY PERSONNEL

    The Company's future success depends, in large part, upon the continuing contributions of its key management personnel. Two of its executive officers have been with the Company for less than a year. If the Company loses the services of one or more key employees within a short period of time, the Company could be adversely affected.

    The Company's future success is also dependent upon its continuing ability to attract and retain other highly qualified personnel. Competition for such employees among financial institutions in California is intense. The Company's inability to attract and retain additional key personnel could adversely affect the Company. We can provide no assurance that the Company will be able to retain any of its key officers and employee or attract and retain qualified personnel in the future.

    Mr. Keller, the Company's President and Chief Executive Officer, has an employment agreement which expires on September 30, 2000. The agreement will automatically extend for another year unless Mr. Keller or the Company gives notice at least one year prior to the expiration date of the agreement. In addition, the Company is the beneficiary of a key-man life insurance policy on Mr. Keller with a benefit of approximately $1.3 million. Certain members of the Company's senior management also have employment or severance agreements with the Company. See "--Employment Contracts, Change in Control Provisions and Employee Severance Compensation", "Executive Compensation--Keller Agreement" and "Executive Compensation--Other Executive Employment Agreements."

RISKS RELATED TO GROWTH STRATEGY

    Since September 1995, the Company has experienced rapid growth through acquisitions. An important element of the Company's business strategy continues to involve active and substantial efforts to acquire or combine with additional financial institutions that would complement the Company's existing businesses. We can provide no assurance, however, that the Company will be able to identify additional suitable acquisition targets or consummate any such acquisition.

    If the Company is able to identify and consummate future acquisitions, its ability to manage such future growth will depend primarily on its ability to

    - monitor operations,

    - control costs,

    - maintain positive customer relations,

    - maintain regulatory compliance, and

    - attract, assimilate and retain additional qualified personnel.

    See "--Dependence on Key Personnel." If the Company fails to achieve those objectives in an efficient and timely manner, it may experience interruptions and dislocations in its business. Any such problems could adversely affect the Company's existing operations, as well as its ability to retain the customers of the acquired businesses, operate any such businesses profitably or otherwise implement its growth strategy. In addition, such concerns may cause the Company's federal and state banking regulators to require the Company to delay or forgo any proposed acquisition until such problems have been addressed to the satisfaction of those regulators.

    Another risk associated with the Company's growth strategy includes the possibility that there exists or would exist liabilities assumed in connection with an acquisition, including the presence of any liabilities unknown to the Company when it acquired the company, that may adversely affect the Company.

    The Company's failure to manage its acquisition strategy effectively would adversely affect the Company.

RISKS RELATED TO GOODWILL

    As of December 31, 1997, the Company had total assets of approximately $902.4 million, of which $66.8 million, or 7.4% of total assets and 70.5% of shareholders' equity, was goodwill. The Company's ratios of tangible common equity to assets and tangible total equity to assets at that date, 1.8% and 3.1%, respectively, were substantially below the average ratios for commercial banks in the Company's peer group.

    We can provide no assurance that the value of such goodwill will ever be realized by the Company. The Company is amortizing the goodwill associated with its past acquisitions on a straight-line basis over a 20-year period. The Company monitors the effect that certain events and circumstances may have that would indicate that all or a portion of the carrying amount of goodwill may no longer be recoverable. In such circumstances, an additional charge to earnings would become necessary to reflect the fact that such goodwill is not recoverable. Although as of December 31, 1998 and the date of this Annual Report, we did not consider the goodwill on the Company's balance sheet to be impaired, we can provide no assurance that it will remain so. Any future determination requiring the write-off of a significant portion of unamortized goodwill could adversely affect the Company.

PRIOR LOSSES AT PREDECESSOR SUBSIDIARY BANKS

    Prior to June 30, 1997, the Company conducted its banking operations through four separate bank subsidiaries: Commerce Security Bank ("Commerce Security"), Eldorado Bank, Liberty National Bank ("Liberty") and San Dieguito National Bank ("San Dieguito"). Within the relatively recent past, high levels of nonperforming assets and a reliance on high-cost brokered deposits and excessive overhead costs, among other factors, adversely affected Commerce Security, Liberty and San Dieguito. Adverse economic conditions in California, including declining real estate values during the early to mid-1990s, were partly to blame for such problems. Liberty incurred net losses of $1.3 million and $1.5 million in 1994 and 1993, respectively; San Dieguito incurred net losses of $1.1 million, $1.0 million and $2.0 million in 1995, 1994 and 1993, respectively; and Commerce Security, which the Company acquired on September 1, 1996, incurred net losses of $431,000 and $371,000 for the three months ended December 31, 1996 and March 31, 1997, respectively.

    As a result of management's efforts, together with an improved California economy, we believe that substantial progress has been made toward improving its operating results. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." We can provide no assurance, however, that the operating problems experienced by the Company's prior subsidiaries or other factors will not adversely affect the Company in the future.

SUPERVISION AND REGULATION

    The Company and the Bank operate in a highly regulated environment and are subject to supervision and examination by various federal and state regulatory agencies. The Company, as a bank holding company, is subject to regulation and supervision primarily by the Federal Reserve. The Bank, as a California-chartered commercial bank and a member of the Federal Reserve System, is subject to supervision and regulation primarily by the California Department of Financial Institutions (the "DFI") and secondarily by the Federal Reserve. The Company and the Bank can also be affected by FDIC regulations pertaining to insured depositary institutions.

    Federal and California laws and regulations govern numerous matters including maintenance of adequate capital and financial condition, permissible types, amounts and terms of extensions of credit and investments, permissible non-banking activities, the level of reserves against deposits, and restrictions on dividend payments. The federal and state regulatory agencies have extensive discretion and power to prevent or remedy unsafe or unsound practices or violations of law by banks and bank holding companies. The Company and the Bank also undergo periodic examinations by one or more regulatory agencies. Following such examinations, the Company may be required to change its asset valuations, amounts of required loss allowances and to restrict its operations. Such actions would result from the regulators' judgments based on information available to them at the time of their examination. The Bank's operations are also subject to a wide variety of state and federal consumer protection and similar statues and regulations. Such federal and state regulatory restrictions limit the manner in which the Company and the Bank may conduct business and obtain financing. Those laws and regulations can and do change significantly from time to time, and any such change could adversely effect the Company. See "Supervision and Regulation."

    As a consequence of the poor financial performance of Commerce Security, Liberty and San Dieguito during the early and mid-1990s and their resulting weakened financial condition, each bank was required to enter into a memorandum of understanding with their respective supervising regulators. Each of those memoranda was terminated before or at the same time as control of such bank was acquired by DCG. Neither the Company nor the Bank is subject to any memorandum of understanding or other extraordinary supervisory agreement with any regulatory authority. The Company did make certain commitments to the Federal Reserve in connection with the Eldorado Acquisition, however. Among other things, those commitments provide that the Company will not redeem, retire or repurchase any of its preferred stock, incur any debt or pay any dividend on the Common Stock without the prior approval of the Federal Reserve. See "Supervision and Regulation."

NO PRESENT INTENTION TO PAY DIVIDENDS; PROHIBITION ON DIVIDENDS; PROHIBITION ON DIVIDENDS BY THE BANK TO THE COMPANY WITHOUT PRIOR REGULATORY APPROVAL

    The Company has never paid Common Stock dividends and does not plan on paying a dividend in the foreseeable future. The Company's ability to declare a dividend on the Common Stock will depend upon, among other things, future earnings, its operating and financial condition, its capital requirements and general business conditions, and receipt of regulatory approvals, if then required.

    The Company is a legal entity separate and distinct from the Bank. Substantially all of the Company's revenue and cash flow, including funds available for the payments of dividends and other operating expenses, is dependent upon the payment of dividends to the Company from the Bank. Dividends payable by the Bank are restricted under California law to (1) the lesser of the Bank's retained earnings or the Bank's net income for the latest three fiscal years, less dividends previously declared during that period or (2) with the approval of the DFI, to the greater of the retained earnings of the Bank, the net income of the Bank for its last fiscal year or the net income of the Bank for its current fiscal year.

    In connection with the Eldorado Acquisition, Eldorado Bank paid a dividend of $14.0 million, which exceeded the Bank's net income for the latest three fiscal years. As a result, the Bank currently may not pay a dividend without the prior approval of the DFI. The DFI may, in its discretion, approve the payment of a dividend as long as the amount does not exceed the greater of the Bank's retained earnings (approximately $7.7 million as of June 30, 1998), the net income of the Bank for its last fiscal year (approximately $5.9 million for the year ended December 31, 1997), and the net income of the Bank for its current fiscal year ($6.1 million for the six months ended June 30, 1998).

    In addition to California law, under Federal Reserve regulations, the Bank may not pay a dividend without prior Federal Reserve approval if (1) it would exceed the Bank's undivided profits as reported in its most recent Report of Condition and Income (approximately $7.7 million as of June 30, 1998) or (2) the total of all dividends declared in one year exceeds the total of the Bank's net income for that year plus the retained net income for the preceding two calendar years. Under the second of those tests, the Bank is currently prohibited from paying a dividend without the prior approval of the Federal Reserve. We can provide no assurance that the DFI and the Federal Reserve will approve the payment of any dividend by the Bank to the Company, regardless of the amount of the Bank's earnings. See "Supervision and Regulation."

NO ASSURANCES AS TO ADEQUACY OF ALLOWANCE FOR LOAN AND LEASE LOSSES

    We believe that the Company's allowance for loan and lease losses is maintained at a level adequate to absorb any inherent losses in its loan and lease portfolio. Depending on changes in economic, operating and other conditions, including changes in interest rates, that are generally beyond the Company's control, the Company's actual loan and lease losses could increase significantly. As a result, such losses could exceed the Company's current allowance estimates. We can provide no assurance that our allowance is sufficient to cover actual loan and lease losses should such losses be realized.

    In addition, the Federal Reserve and the DFI, as an integral part of their respective supervisory functions, periodically review the Company's allowance for loan and lease losses. Such regulatory agencies may require the Company to increase its provision for loan and lease losses or to recognize further loan or lease charge-offs, based upon judgments different from those of management. Any increase in the Company's allowance required by the Federal Reserve or the DFI could adversely effect the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

RELIANCE ON CERTAIN FUNDING SOURCES

    The Company funds loans and leases primarily through the deposits and various lines of credit of its customers. Among these deposits are deposits provided by title or escrow companies. We consider such deposits to be volatile because the deposit amounts increase and decrease significantly throughout the course of any given period. In addition, only a limited number of the Company's customers control such deposits, so the decision by any one depositor to withdraw its funds could have a significant immediate effect on the Company's total deposits at any given time. Title and escrow deposits tend to increase significantly at the end of a month, when real estate closings tend to occur. Such deposits are also subject to seasonal fluctuations, tending to decrease during those seasons when the volume of residential real estate transactions is lower.

    As a consequence of their potential volatility, the Company utilizes title and escrow deposits solely to fund short-term assets, including mostly residential mortgages held for sale, which are generally sold within 30 days after such mortgage loans are funded. We believe that the Company has adequate alternative sources of liquidity, such as lines of credit and, to a much lesser extent, FHLB borrowings, to offset any significant fluctuations in or the elimination of its title and escrow deposits. We can provide no assurance, however, that any alternative funding sources will be available at a reasonable cost if and when needed. The Company would be adversely effected if it is unable to obtain any necessary replacement funding on reasonable terms. See "Management's Discussion and Analysis of Financial Condition and Results of Operations"

YEAR 2000 PREPAREDNESS

    The Year 2000 issue is a computer programming concern that may adversely affect the Company's information technology systems, such as its item and data processing applications, as well as so-called embedded technology, such as microprocessors that control some of the Company's security systems and telecommunication equipment. The Company has developed a plan to identify and remedy the material Year 2000 issues that directly affect the Company's systems. This plan also includes procedures to evaluate the preparedness of the Company's key vendors and significant customers in addressing the Year 2000 issue. We believe that we have taken reasonable steps to address our internal Year 2000 concerns and to inquire about the actions that the Company's vendors and customers have taken to identify and address the Year 2000 issue. We can provide no assurance, however, that the impact of the Year 2000 problem on the Company's vendors and customers will not adversely effect the Company. In particular, it will be difficult for the Company to implement viable contingency plans for the effect of the Year 2000 issue on local or national telecommunications systems. Furthermore, Year 2000 problems may turn out to exist in portions of important computer programs not now suspected, and we can provide no assurance that the Company will not be adversely affected by issues it has yet to identify. If the Company fails to adequately address the Year 2000 issues as it impacts both its internal operations and that of its customers and vendors, such failure could have a adversely effect the Company. See "Management's Discussion and Analysis of Operations and Financial Condition--Year 2000 Preparedness."

    In addition, bank regulatory agencies, as part of their supervisory function, are assessing and will continue to assess Year 2000 readiness. The failure of a financial institution, such as the Company, to take appropriate steps to address deficiencies in its Year 2000 project management process may result in one or more regulatory enforcement actions which could have a material adverse effect on such institution. Such actions may include the imposition of fines, or result in the delay or denial of regulatory applications which would have a material adverse effect on the Company's strategic plan to grow by acquisition. See "--Risks Related to Growth Strategy."

CONTROL BY DIRECTORS, EXECUTIVE OFFICERS AND PRINCIPAL SHAREHOLDERS

    As of December 31, 1997 and the date of this Annual Report, the Company's directors, executive officers and principal shareholders, together with their affiliates, beneficially owned 50.4% of the shares of the voting Common Stock then outstanding. DCG beneficially owned 36.4% of the shares of voting Common Stock outstanding as of that date. As a result, if such shareholders take a common position, they could control the outcome of corporate actions requiring shareholder approval, including the election of directors and the approval of significant corporate transactions, such as a merger or sale of all or substantially all of the Company's assets. We can provide no assurance that the investment objectives of such shareholders will be the same as the Company's other shareholders. See "Management" and "Principal and Selling Shareholders."

EMPLOYMENT CONTRACTS, CHANGE IN CONTROL PROVISIONS AND EMPLOYEE SEVERANCE COMPENSATION

    The Company has entered into employment agreements with Mr. Keller and certain other of the Company's executive officers and severance agreements with certain executive officers of the Company and the Bank, which agreements will provide for severance payments if their respective employment arrangements are terminated in connection with a change in control of the Company or the Bank. Those provisions may have the effect of increasing the cost of acquiring the Company, thereby discouraging future attempts to take over the Company or the Bank. In addition, Mr. Keller's agreement provides for certain severance payments in the event of his termination for any reason other than resignation, cause, death or permanent disability. See "Executive Compensation."

POSSIBLE FUTURE SALES OF SHARES

    Sales of substantial amounts of Common Stock in the public market under Rule 144 of the Securities Act of 1933, as amended (the "Securities Act"), or otherwise, or the perception that such sales could occur, may adversely affect prevailing market prices of the Common Stock. If the prevailing market prices are affected, such sales could impair the future ability of the Company to raise capital through an offering of its equity securities or to effect acquisitions using shares of Common Stock. As of October 23, 1998, all of the shares of Common Stock that are restricted securities under Rule 144 will have been held for more than one year. In addition, the Company has entered into agreements with its principal shareholders and certain other holders of Common Stock may entitle such holders the Company to register the resale of their Common Stock under certain circumstances.

LIMITED PRIOR MARKET FOR COMMON STOCK AND POSSIBLE VOLATILITY OF STOCK PRICE

    Trading in the Common Stock has been extremely limited prior to the Offering and cannot be characterized as amounting to an established public trading market. There can be no assurance that an active public market for the Common Stock will develop at any time in the future or continue if such a market develops. If such a public market develops, the market price of the Common Stock may be subject to significant fluctuations in response to numerous factors, including variations in the annual or quarterly financial results of the Company or its competitors, changes by financial research analysts in their estimates of the earnings of the Company or its competitors or the failure of the Company or its competitors to meet such estimates, conditions in the economy in general or the banking industry in particular, or unfavorable publicity affecting the Company or the industry. In addition, the equity markets have, on occasion, experienced significant price and volume fluctuations that have affected the market prices for many companies' securities and have been unrelated to the operating performance of those companies. Any such fluctuations may adversely affect the prevailing market price of the Common Stock.

REGULATION OF CHANGES IN CONTROL OF THE COMPANY

    Any individual, acting alone or with others, who is seeking to acquire 10% or more of the outstanding Common Stock must comply with the Change in Bank Control Act, which requires prior notice to the Federal Reserve for any such acquisition. Any entity that wants to acquire 5% or more of the outstanding Common Stock, or otherwise to control, the Company may need to obtain the prior approval of the Federal Reserve under the BHC Act. As a result, prospective investors in Common Stock need to be aware of and to comply with those requirements, to the extent applicable.

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

ITEM 3.  LEGAL PROCEEDINGS

    As of the date of this Annual Report, no litigation is pending against the Company itself. The Bank is the defendant in an action filed in 1994 by a former officer of CSB's Stockton, California loan production office, alleging wrongful termination, breach of contract, defamation and various other causes of action. A central element of the employee's claim is that CSB terminated him in retaliation for his reporting of alleged violations of consumer lending laws committed by another employee of CSB's Stockton office. The Company's position is that the former officer's claims are without merit and that CSB terminated him because it reasonably believed he had acted insubordinately by retaliating against a subordinate who had complained of the former officer's conduct. In October 1997, a jury awarded the former officer $3.8 million of damages, including $2.0 million of punitive damages. The trial court subsequently reduced the award to $2.0 million, including $1.0 million punitive damages, and the Bank recorded a purchase accounting adjustment for the CSB acquisition in an amount equal to the reduced judgment. The case is now on appeal.

    In addition, the Bank is a defendant in another proceeding involving the Stockton office. The action was initiated in 1994 by three employees who allege, among other things, that CSB wrongfully terminated their employment in connection with a reduction of the Stockton office's workforce in 1994. Similar to the matter described in the preceding paragraph, their complaint alleges, among other things, that plaintiffs were terminated as a result of their having reported alleged violations of consumer lending laws committed by another employee of the Stockton office and seeks compensatory and punitive damages. Although the Company believes the Bank has meritorious defenses and intends to vigorously contest such claims, there can be no assurance that an adverse outcome in that case will not have a material adverse effect on the Company.

    The Company is from time to time subject to various legal actions (in addition to those described above) that are considered to be part of its normal course of business. Management, after consultation with legal counsel, does not believe that the ultimate liability, if any, arising from those other actions will have a materially adverse effect on the financial position or results of operations of the Company.

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

    The last known trade of Common Stock was for $12.00 per share on October 23, 1997. No more recent trades in Common Stock have been reported by securities dealers.

DIVIDEND POLICY

    Holders of Common Stock are entitled to receive dividends as and when declared by the Board of Directors out of funds legally available therefor under the laws of the State of Delaware. The Company does not expect to pay Common Stock dividends for the foreseeable future, and certain terms of the "Senior Securities" that the Company issued to fund a portion of the Eldorado Acquisition prohibit the payment of Common Stock dividends under various circumstances. See "--Unregistered Sales of Securities" below.

    The Company is not permitted to pay any dividends without the consent of the Federal Reserve. As a State Member Bank, the Bank is subject to certain restrictions on the payment of dividends and may require approval of the DFI and the Federal Reserve. See "Business--Regulatory Restrictions on Distributions to Shareholders--Dividends".

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

    CLASS B COMMON STOCK. In conjunction with the Eldorado Acquisition financing, 4,848,715 shares of Company common stock, $.01 par value per share, outstanding immediately prior to the closing of the Eldorado Acquisition were redesignated as "Class B Common Stock," and the Company issued 2,124,215 additional shares of Class B Common Stock to various accredited investors for consideration, net of a 1% commitment fee, of $17,733,115. Of those shares, 1,431,839 were sold to persons who, at the time of issuance, were directors of the Company, affiliates of directors or nominees to become directors. See "Certain Transactions And Related Transactions--Certain Transactions."

    DCG, the Company's largest shareholder, purchased 506,122 of those shares of Class B Common Stock for aggregate consideration, net of a 1% commitment fee, of $4,419,793, of which $4.3 million initially was made in the form of a loan to the Company in December 1996 to fund an escrow account that would have been forfeited to Eldorado if the Company were unable to consummate the Acquisition financing. Peter H. Paulsen, then a director of the Company, loaned $200,000 to the Company on the same terms as DCG. That $4.5 million was converted to shares of Class B Common Stock upon the consummation of the Acquisition at a purchase price of $8.80 per share less the 1% commitment fee, and the interest on such loan was converted to Class B Common Stock at a purchase price of $9.62 per share less the 1% commitment fee, which was the same price at which the remaining shares of Class B Common Stock and the Special Common Stock were sold by the Company to fund the Eldorado Acquisition.

    SPECIAL COMMON STOCK. The Company sold a total of 2,412,859 shares of Special Common Stock, $.01 par value per share (the "Special Common"), to DCG, Madison Dearborn Capital Partners II, L.P., ("MDP"), Olympus Growth Fund II, L.P., ("Olympus I"), and Olympus Executive Fund, L.P., ("Olympus II" and collectively with Olympus I, "Olympus") at a gross purchase price of $9.62 per share, representing an aggregate payment, net of a 1% commitment fee, of $22,984,570. Neither MDP nor Olympus is an affiliate of the other, and prior to their investment in the Company, neither was an affiliate of the Company or DCG.

    The Special Common will be entitled to a liquidation preference over the Class B Common if, in the case of a liquidation or a change in control of the Company, the distribution per share of Common Stock is less than $9.62. With the exception of 463,913 of Non-Voting Special Common issued to each of MDP and Olympus, the Special Common will have one vote per share and will vote as a class with the Class B Common Stock. The Voting Special Common and the Class B Common Stock are hereinafter sometimes referred to as the "Voting Common Stock."

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

    COMMON STOCK WARRANTS. In connection with the purchase of the Series B Preferred, each of MDP, Olympus and DCG purchased a common stock warrant (collectively, the "Investor Warrants") that entitles the holder to purchase shares of Class B Common Stock at an exercise price of $9.62 per share. An aggregate of 2,000,000 shares of Class B Common Stock are subject to the Investor Warrants. The Investor Warrants expire on June 6, 2007. The aggregate purchase price of the Investor Warrants was $40,000.

    The Company also issued common stock warrants (collectively, the "Shattan Warrants") to The Shattan Group, LLC, which acted as the Company's placement agent for the sale of securities to MDP and Olympus. The Shattan Warrants, which were issued as of June 6, 1997 and July 15, 1997, respectively, entitle the holders thereof to purchase an aggregate of 241,217 shares of Class B Common Stock at an exercise price of $9.62 per share and expire on June 6, 2002 and July 15, 2002, respectively. The aggregate purchase price of the Shattan Warrants was $4,824.

    KELLER RESTRICTED STOCK. During the year ended December 31, 1997, the Company issued a total of 187,982 shares of Common Stock to Robert P. Keller, President and Chief Executive Officer of the Company, pursuant to the terms of the Mr. Keller's Employment Agreement with the Company. This issuance is in addition to 25,796 shares under the same agreement related to activity in 1996 and reflected in 1997. The Company issuance of those shares was exempt from registration under the Securities Act by virtue of Regulation D thereunder and/or Section 4(2) thereof.

ITEM 6.  SELECTED FINANCIAL DATA

    The following selected financial data should be read in conjunction with the Consolidated Financial Statements of the Company and the Notes thereto, appearing elsewhere in this Annual Report, and the information set forth under "Capitalization," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Unaudited Pro Forma Combined Condensed Financial Information." As described elsewhere in this Annual Report, due to the three acquisitions that the Company completed between September 1995 and June 30, 1997, which were accounted for using the purchase method of accounting, the Company's historical operating results prior to June 30, 1997 are of limited relevance in evaluating the Company's historical financial performance and predicting the Company's future operating results. The selected historical financial data as of and for the five years ended December 31, 1997 are derived from the Company's Consolidated Financial Statements which have been audited by independent public accountants.

                                                                 AS OF AND FOR THE YEARS ENDED DECEMBER 31,
                                                          ---------------------------------------------------------
                                                             1997         1996        1995       1994       1993
                                                          -----------  -----------  ---------  ---------  ---------
                                                                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
SUMMARY OF CONSOLIDATED OPERATIONS
Net interest income before provision for possible loan
  and lease loss........................................  $    32,881  $    11,708  $   2,817  $   2,861  $   2,994
Provision for possible loan and lease loss..............        1,495          515        295        583      1,085
                                                          -----------  -----------  ---------  ---------  ---------
Net interest income after provision for possible loan
  and lease loss........................................       31,386       11,193      2,522      2,278      1,909
Noninterest income......................................       14,904        4,899        696        666        655
Noninterest expenses
  Amortization of goodwill and intangibles..............        2,514          268     --         --         --
  Carrying costs and losses on OREO.....................          382          288        531        222        182
  Provision for recourse obligations....................        2,021      --          --         --         --
  Other noninterest expense.............................       34,771       14,714      3,760      3,711      4,358
                                                          -----------  -----------  ---------  ---------  ---------
    Total noninterest expense...........................       39,688       15,270      4,291      3,933      4,540
                                                          -----------  -----------  ---------  ---------  ---------
Income (loss) before income taxes and extraordinary
  item..................................................        6,602          822     (1,073)      (989)    (1,976)
Income tax benefit (provision)..........................       (3,612)       1,503        443     --         --
                                                          -----------  -----------  ---------  ---------  ---------
Income (loss) before extraordinary item.................        2,990        2,325       (630)      (989)    (1,976)
Extraordinary item(1)...................................      --           --             625     --         --
                                                          -----------  -----------  ---------  ---------  ---------
Net income (loss).......................................        2,990        2,325         (5)      (989)    (1,976)
Preferred dividends.....................................          731      --          --         --         --
                                                          -----------  -----------  ---------  ---------  ---------
Net income (loss) available to common...................  $     2,259  $     2,325  $      (5) $    (989) $  (1,976)
                                                          -----------  -----------  ---------  ---------  ---------
                                                          -----------  -----------  ---------  ---------  ---------
PER SHARE DATA(2):
Weighted average shares outstanding
  Basic.................................................    7,406,062    2,650,386    134,099     26,864     26,864
  Diluted...............................................    8,634,651    2,650,386    134,099     26,864     26,864
Basic:
Income (loss) before extraordinary item.................  $       .31  $       .88  $   (4.70) $  (36.82) $  (73.56)
Extraordinary item......................................      --           --            4.66     --         --
                                                          -----------  -----------  ---------  ---------  ---------
Net income (loss) per share.............................  $       .31  $       .88  $    (.04) $  (36.82) $  (73.56)
Net income (loss) per share,excluding goodwill
  amortization(3).......................................  $       .64  $       .98  $    (.04) $  (36.82) $  (73.56)
Diluted:
Income (loss) before extraordinary item.................  $       .26  $       .88  $   (4.70) $  (36.82) $  (73.56)
Extraordinary item......................................      --           --            4.66     --         --
                                                          -----------  -----------  ---------  ---------  ---------
Net income (loss) per share.............................  $       .26  $       .88  $    (.04) $  (36.82) $  (73.56)
Net income (loss) per share, excluding goodwill
  amortization(3).......................................  $       .55  $       .98  $    (.04) $  (36.82) $  (73.56)

--------------------------

(1) Forgiveness of indebtedness net of $443,000 income tax benefit.

(2) Share and per share amounts have been retroactively restated to reflect (i) a one-for-two reverse split of the Common Stock effective September 4, 1998 and (ii) changes in the presentation of earnings per share as set forth in the Notes to the Company's Consolidated Financial Statements.

(3) Excludes the amortization of goodwill and other intangibles. Although such presentation is not defined by Generally Accepted Accounting Principals ("GAAP"), management believes it to be beneficial to gaining an understanding of the Company's financial performance in comparison to its peer group.

                                                                   AS OF AND FOR THE YEARS ENDED DECEMBER 31,
                                                          ------------------------------------------------------------
                                                             1997         1996        1995         1994         1993
                                                          -----------  -----------  ---------     -------      -------
                                                                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED FINANCIAL POSITION
Total assets............................................  $   902,355  $   437,060  $  55,905     $57,686      $61,916
Loans and leases, net...................................      605,883      320,958     38,338      45,492       48,179
Goodwill and other intangibles..........................       66,769       10,736     --           --           --
Deposits................................................      765,203      383,031     51,431      55,876       59,651
Long-term debt..........................................       27,657          537        537       1,894        1,894
Common shareholders' equity.............................       83,077       40,772      3,541        (948)          41
Shareholders' equity (deficit)..........................       94,736       40,772      3,541        (948)          41
Average assets..........................................      706,327      241,866     56,995      61,312       66,515
Average earning assets..................................      571,091      198,720     50,329      53,873       58,632
Average common equity...................................       65,539       20,698        (81)       (572)         981

Per share data(2):
Common shares outstanding...............................    9,173,698    4,848,715    447,734      26,864       26,864
Diluted common shares outstanding.......................    9,652,238    4,848,715    447,734      26,864       26,864
Book value per share....................................  $      9.06  $      8.41  $    7.91     $(35.39)     $  1.53
Diluted book value per share............................         8.61         8.41       7.91      (35.39)        1.53
Tangible book value per share...........................         1.78         6.19       7.91      (35.39)        1.53
Diluted tangible book value per share...................         1.69         6.19       7.91      (35.39)        1.53

SELECTED PERFORMANCE RATIOS
Return on average assets................................          .42%         .96%      (.01)%     (1.61)%      (2.97)%
Return on average assets, excluding goodwill
  amortization(3).......................................          .78         1.07       (.01)      (1.61)       (2.97)
Return on average common equity.........................         3.45        11.23         nm(4)       nm(4)   (201.43)
Return on average common equity, excluding goodwill
  amortization(3).......................................         7.28        12.53         nm(4)       nm(4)   (201.43)
Net yield on interest earning assets....................         5.76         5.89       5.60        5.31         5.10
Noninterest income to average assets....................         4.66         4.84       4.94        4.67         4.50
Efficiency ratio(5).....................................        72.77        88.60     107.03      105.22       119.43

SELECTED ASSET QUALITY RATIOS(6)
Nonperforming assets to total portfolio loans and leases
  and OREO..............................................         3.95%        4.73%      7.50%       7.93%        7.60%
Nonperforming assets to total assets....................         2.30         2.89       5.42        6.55         6.20
Allowance for loan and lease losses to portfolio loans
  and leases............................................         1.80         1.96       1.64        1.77         1.68
Allowance for loan and lease losses to nonperforming
  loans and leases......................................        52.18        57.31      39.44       32.95        34.41
Net charge-offs to average portfolio loans and leases...          .29          .26       1.13        1.25         2.10

SELECTED CAPITAL RATIOS
Tier 1 Leverage Ratio...................................         6.59%        6.98%      6.25%         nm%(5)     0.07%
Tier 1 Risk-Weighted Ratio..............................         8.85         9.22       8.67          nm(5)      0.08
Total Risk-Weighted Ratio...............................        10.18        10.64      11.24          nm(5)      0.20
Average common equity to average assets.................         9.28         8.56         nm(5)       nm(5)      1.47

--------------------------

(4) Not meaningful as the average common equity for 1995 and 1994 and shareholders' equity for 1994 were negative.

(5) As used in this Annual Report, the term efficiency ratio means the Company's noninterest expense--excluding goodwill amortization of goodwill and other intangibles, losses and carrying costs of OREO and provision for recourse obligations--as a percentage of total revenue. The Company's definition of its efficiency ratio may not be comparable to that used by its peer group.

(6) Selected Asset Quality Ratios and Selected Capital Ratios are end of period ratios, except for net charge-offs to average portfolio loans and leases, average equity to average assets and the leverage ratio. The average ratios are based on daily averages for the indicated periods and are annualized where appropriate. The leverage ratio is based on the average daily balances for the three-month period ended as of the indicated date. Portfolio loans and leases are exclusive of residential mortgage loans held for sale. For definitions and information relating to the Company's regulatory capital requirements, see "Supervision and Regulation."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    The Liberty, CSB and Eldorado acquisitions were accounted for using the purchase method of accounting for business combinations. Accordingly, the following discussion relates to the operating results of San Dieguito, Liberty and CSB for the year ended December 31, 1997 and the operating results of Eldorado Bank for the seven months ended December 31, 1997. By comparison, the Company's operating results for the year ended December 31, 1996 reflect the operating results of San Dieguito for the year ended December 31, 1996, the operating results of Liberty for the nine months ended December 31, 1996 and the operating results of CSB for the four months ended December 31, 1996. The Company's operating results for the year ended December 31, 1995 reflect only the operating results of San Dieguito and were affected by a recapitalization (the "SDN Recapitalization") in connection with DCG's acquisition of control of SDN.

    The Company had net income of $3.0 million for the year ended December 31, 1997 compared to net income of $2.3 million for the year ended December 31, 1996. The increase in net income is due to an increase in net interest income and noninterest income of $21.2 million and $10.0 million, respectively, partially offset by increased provision for loan and lease losses, noninterest expense and income taxes of $980,000, $24.4 million and $5.1 million, respectively. Basic net income per share in 1997 was $.31 compared to $.88 in 1996, while diluted net income per share in 1997 was $.26 per share compared to $.88 in 1996. Excluding the amortization of goodwill and other intangibles, basic and diluted earnings per share for the year ended December 31, 1997 were $.64 and $.55, respectively, as compared to $.98 and $.98 for the year ended December 31, 1996. The Company's return on average assets was .42% and its return on average common equity was 3.45% for the year ended December 31, 1997, as compared to .96% and 11.23%, respectively, for the year ended December 31, 1996. Excluding the amortization of goodwill and other intangibles, return on average assets was .78% and return on average common equity was 7.28% for the year ended December 31, 1997, as compared to 1.07% and 12.53%, respectively, for the year ended December 31, 1996.

    The Company had net income of $2.3 million for the year ended December 31, 1996 compared to a net loss of $5,000 for the year ended December 31, 1995. Included in the 1995 net loss is a $625,000 extraordinary gain from extinguishment of debt, net of tax benefit of $443,000, in connection with the SDN Recapitalization. The Company's loss before extraordinary item for the year ended December 31, 1995 was $630,000. The increase in net income before extraordinary items is due to an increase in net interest income, noninterest income and tax benefit of $8.9 million, $4.2 million and $1.5 million, respectively, partially offset by increased provision for loan and lease losses and noninterest expense of $227,000 and $11.0 million, respectively. Basic net income per share in 1996 was $.88 per share compared to a net loss per share of $.04 (after adjustment for extraordinary item) in 1995, while diluted net income per share in 1996 was $.88 compared to net loss per share of $.04 (after adjustment for extraordinary item) in 1995. Excluding the amortization of goodwill and other intangibles, basic and diluted earnings per share for the year ended December 31, 1996 were $.98 and $.98, respectively. There was no goodwill amortization for the year ended December 31, 1995. The Company's return on average assets was .96% and its return on average common equity was 11.23% for the year ended December 31, 1996. For the year ended December 31, 1995, the Company's return on average assets was (.01)% and its return on average common equity was not meaningful, since average common equity was negative for the year ended December 31, 1995. Excluding the amortization of goodwill and other intangibles, return on average assets was 1.07% and return on average common equity was 12.53% for the year ended December 31, 1996.

RESULTS OF OPERATIONS

    NET INTEREST INCOME AND NET INTEREST MARGIN

    The Company's net interest income increased $21.2 million in 1997 due to an increase of $34.1 million in interest income partially offset by increased interest expense of $13.0 million. Interest income and interest expense increased primarily due to an increase in interest earning assets and liabilities acquired in the Eldorado Acquisition. Decreased yields on earning assets partially offset interest income due to the higher volume of earning assets while the cost of interest-bearing liabilities remained constant. The yield on interest-earning assets declined to 9.4% in 1997 from 9.7% in 1996 and the cost of average interest-bearing liabilities remained stable at 4.6% in 1997 and 1996. As a result of those factors, the net yield on earning assets declined to 5.8% in 1997 from 5.9% in 1996.

    The Company's net interest income increased $8.9 million in 1996 due to an increase of $14.8 million in interest income partially offset by increased interest expense of $5.9 million. Interest income and interest expense increased primarily due to an increase in interest-earning assets and liabilities acquired in the Liberty and CSB acquisitions. Increased yields on interest-earning assets and increased cost of interest-bearing liabilities also contributed to the increases in interest income and interest expense. The yield on interest-earning assets rose to 9.7% from 9.1% in 1995 and the cost of interest-bearing liabilities rose to 4.7% from 3.9% in 1995. As a result of those factors, the net yield on earning assets rose to 5.9% in 1996 from 5.6% in 1995.

    Loan fee income increased $1.7 million to $2.9 million in 1997 from $1.2 million in 1996. This increase is primarily attributable to the fees earned on the sale of SBA loans into the secondary market. See "Business--Products and Services--Community Banking Division." Loan fee income increased $1.1 to $1.2 million in 1996 from $104,000 in 1995.

    The following table presents, for the periods indicated, the distribution of average assets, liabilities and shareholders' equity, as well as the total dollar amounts of interest income from average interest-bearing assets and the resultant yields, and the dollar amounts of interest expense and resultant cost expressed in both dollars and rates. Nonaccrual loans are included in the calculation of the average loans while nonaccrued interest thereon is excluded from the computation of rates earned.

                                                                              YEAR ENDED,
                                        ---------------------------------------------------------------------------------------
                                                                                                                     DECEMBER
                                                 DECEMBER 31, 1997                     DECEMBER 31, 1996             31, 1995
                                        ------------------------------------  ------------------------------------  -----------
                                                    INTEREST      AVERAGE                 INTEREST      AVERAGE
                                         AVERAGE    INCOME OR     YIELD OR     AVERAGE    INCOME OR     YIELD OR      AVERAGE
                                         BALANCE     EXPENSE        COST       BALANCE     EXPENSE        COST        BALANCE
                                        ---------  -----------  ------------  ---------  -----------  ------------  -----------
                                                                        (DOLLARS IN THOUSANDS)
ASSETS
Interest-earning assets:
Loans and leases(1)...................  $ 464,788   $  47,230        10.16%   $ 146,743   $  16,383        11.16%    $  42,272
Investment Securities(2)..............     82,450       4,979         6.04       32,886       1,968         5.98         5,061
Federal funds sold....................     23,853       1,286         5.39       17,837         934         5.24         2,128
Other earning assets..................     --          --            --           1,254          67         5.34           868
                                        ---------  -----------                ---------  -----------                -----------
    Total interest-earning assets:....    571,091      53,495         9.37%     198,720      19,352         9.74%       50,329
Non-earning assets:
Cash and demand deposits with banks...     64,934                                14,611                                  3,757
Other assets..........................     70,302                                28,535                                  2,909
                                        ---------                             ---------                             -----------
    Total assets......................    706,327                               241,866                                 56,995
                                        ---------                             ---------                             -----------
                                        ---------                             ---------                             -----------
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Deposits
  Interest-bearing demand.............  $  68,824       1,325         1.93%   $  24,464         686         2.80%    $  10,492
  Money market........................     68,943       2,336         3.39       18,135         493         2.72         9,176
  Savings.............................    106,956       5,117         4.78       28,917       1,150         3.98         5,235
  Time................................    170,809       9,365         5.48       91,987       5,241         5.70        18,394
                                        ---------  -----------                ---------  -----------                -----------
    Total interest-bearing deposits...    415,532      18,143         4.37      163,503       7,570         4.63        43,297
Short-term borrowing..................     12,478         563         4.51          418          13         3.11        --
Long-term debt........................     15,982       1,908        11.94          537          61        11.36         1,776
                                        ---------  -----------                ---------  -----------                -----------
    Total interest-bearing
      liabilities.....................    443,992      20,614         4.64%     164,458       7,644         4.65%       45,073
Noninterest-bearing liabilities:
  Demand deposits.....................    181,481                                52,273                                 11,197
  Other liabilities...................      8,735                                 4,437                                    806
                                        ---------                             ---------                             -----------
    Total liabilities.................    634,208                               221,168                                 57,076
Shareholders' equity..................     72,119                                20,698                                    (81)
                                        ---------                             ---------                             -----------
Total liabilities and shareholders'
  equity..............................  $ 706,327                             $ 241,866                              $  56,995
                                        ---------  -----------                ---------  -----------                -----------
                                        ---------  -----------                ---------  -----------                -----------
Net interest income...................              $  32,881                             $  11,708
                                                   -----------                           -----------
                                                   -----------                           -----------
Net yield on interest-earning
  assets..............................                                5.76%                                 5.89%


                                         INTEREST      AVERAGE
                                         INCOME OR     YIELD OR
                                          EXPENSE        COST
                                        -----------  ------------

ASSETS
Interest-earning assets:
Loans and leases(1)...................   $   4,086         9.67%
Investment Securities(2)..............         311         6.15
Federal funds sold....................         117         5.50
Other earning assets..................          54         6.22
                                        -----------
    Total interest-earning assets:....       4,568         9.08%
Non-earning assets:
Cash and demand deposits with banks...
Other assets..........................

    Total assets......................

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Deposits
  Interest-bearing demand.............         149         1.42%
  Money market........................         231         2.52
  Savings.............................         115         2.20
  Time................................       1,075         5.84
                                        -----------
    Total interest-bearing deposits...       1,570         3.63
Short-term borrowing..................      --            --
Long-term debt........................         181        10.19
                                        -----------
    Total interest-bearing
      liabilities.....................       1,751         3.88%
Noninterest-bearing liabilities:
  Demand deposits.....................
  Other liabilities...................

    Total liabilities.................
Shareholders' equity..................

Total liabilities and shareholders'
  equity..............................
                                        -----------
                                        -----------
Net interest income...................   $   2,817
                                        -----------
                                        -----------
Net yield on interest-earning
  assets..............................                     5.60%

------------------------------

(1) Loan fees of $2.9 million, $1.2 million and $104,000 are included in the computations for 1997, 1996 and 1995, respectively.

(2) Yields are calculated on historical cost and exclude the impact of the unrealized gain (loss) on available for sale securities.

    The following table sets forth changes in interest income and interest expense on the basis of allocation to changes in rates and changes in volume of the various components. Changes due to a combination of rate and volume are presented under the column titled "Mix." Nonaccrual loans are included in total loans outstanding while nonaccrued interest thereon is excluded from the computation of rates earned.

                                                                    FOR THE YEAR ENDED DECEMBER 31,
                                            -------------------------------------------------------------------------------
                                                       1997 COMPARED TO 1996                    1996 COMPARED TO 1995
                                            --------------------------------------------  ---------------------------------
                                            NET CHANGE     RATE      VOLUME       MIX     NET CHANGE     RATE      VOLUME
                                            -----------  ---------  ---------  ---------  -----------  ---------  ---------
                                                                            (IN THOUSANDS)
Interest Income:
Loans and leases..........................   $  30,847   $  (1,472) $  35,507  $  (3,188)  $  12,297   $     633  $  10,099
Investment securities.....................       3,011          18      2,966         27       1,657          (8)     1,710
Federal funds sold........................         352          28        315          9         817          (6)       864
Other earning assets......................         (67)     --            (67)    --              13          (8)        24
                                            -----------  ---------  ---------  ---------  -----------  ---------  ---------
  Total interest income...................      34,143      (1,426)    38,721     (3,152)     14,784         611     12,697
Interest Expense:
Interest-bearing demand...................         639        (215)     1,244       (390)        537         145        199
Money market..............................       1,843         121      1,381        341         262          18        226
Savings...................................       3,967         233      3,104        630       1,035          93        520
Time......................................       4,124        (198)     4,491       (169)      4,166         (27)     4,301
Short-term borrowing......................         550         (12)       703       (141)         13      --         --
Long-term debt............................       1,847           3      1,754         90        (120)         21       (127)
                                            -----------  ---------  ---------  ---------  -----------  ---------  ---------
  Total interest expense..................      12,970         (68)    12,677        361       5,893         250      5,119
                                            -----------  ---------  ---------  ---------  -----------  ---------  ---------
Net interest income.......................   $  21,173   $  (1,358) $  26,044  $  (3,513)  $   8,891   $     361  $   7,578
                                            -----------  ---------  ---------  ---------  -----------  ---------  ---------
                                            -----------  ---------  ---------  ---------  -----------  ---------  ---------


                                               MIX
                                            ---------

Interest Income:
Loans and leases..........................  $   1,565
Investment securities.....................        (45)
Federal funds sold........................        (41)
Other earning assets......................         (3)
                                            ---------
  Total interest income...................      1,476
Interest Expense:
Interest-bearing demand...................        193
Money market..............................         18
Savings...................................        422
Time......................................       (108)
Short-term borrowing......................         13
Long-term debt............................        (14)
                                            ---------
  Total interest expense..................        524
                                            ---------
Net interest income.......................  $     952
                                            ---------
                                            ---------

    NONINTEREST INCOME

    Noninterest income increased by $10.0 million to $14.9 million in 1997 from $4.9 million in 1996. The increase was primarily due to income derived from the Mortgage Banking Division for twelve months in 1997 compared to only four months in 1996. In addition, the increase was in part the result of (i) the Eldorado Acquisition, completed in June 1997, and (ii) the inclusion of a full year of operations for Liberty and CSB in 1997 as compared to the inclusion of only partial year in 1996. See "Business."

    Noninterest income increased by $4.2 million to $4.9 million in 1996 from $696,000 in 1995. The increase was primarily due to the high level of noninterest income earned at Liberty and CSB. The sources of this fee income is primarily derived from the servicing and sale of SBA loans, the origination and sale residential mortgages and the sale of small equipment leases.

    The following table presents for the periods indicated the major categories of noninterest income:

                                                                      YEARS ENDED DECEMBER 31,
                                                                   -------------------------------
                                                                     1997       1996       1995
                                                                   ---------  ---------  ---------
                                                                           (IN THOUSANDS)
Service charges on deposit accounts..............................  $   2,675  $     760  $     464
Gains on sale of mortgage loans..................................      6,887      1,727     --
SBA loan servicing...............................................      2,353      1,519     --
Other income.....................................................      2,989        893        232
                                                                   ---------  ---------  ---------
  Total noninterest income.......................................  $  14,904  $   4,899  $     696
                                                                   ---------  ---------  ---------
                                                                   ---------  ---------  ---------

    NONINTEREST EXPENSES

    Noninterest expense increased by $24.4 million to $39.7 million in 1997 from $15.3 million in 1996. The increase in expense is largely attributable to the expenses associated with the acquired operations in the Liberty and CSB acquisitions for the full year in 1997 compared to only the partial year in 1996 and from the Eldorado Acquisition in June 1997. Also included in this increase is the amortization of goodwill, which for 1997 was $2.2 million compared to $268,000 in 1996. The Company's efficiency ratio was 72.77% for the year ended December 31, 1997, a decrease of 15.83%, from 88.60% for 1996. For purposes of this Annual Report, the efficiency ratio is defined as noninterest expense--excluding the amortization of goodwill and other intangibles, losses and carrying costs of OREO and nonrecurring provisions for recourse obligations--as a percentage of total revenue.

    Noninterest expense increased by $11.0 million to $15.3 million in 1996 from $4.3 million in 1995. The increase in expense is largely attributable to the expenses of Liberty and CSB. Expenses increased in the categories of salaries and employee benefits by $5.0 million, occupancy and equipment by $1.9 million and $4.1 million in other noninterest expenses. Included in this increase is the amortization of goodwill, which for 1996 was $268,000 and none in 1995. The Company's efficiency ratio was 88.60% for the year ended December 31, 1996, as compared to 107.03% for 1995.

    The following table presents for the periods indicated the major categories of noninterest expense:

                                                                                       YEARS ENDED DECEMBER 31,
                                                                                    -------------------------------
                                                                                      1997       1996       1995
                                                                                    ---------  ---------  ---------
                                                                                            (IN THOUSANDS)
Salaries and employee benefits....................................................  $  16,172  $   6,816  $   1,811
Non-staff expenses
Occupancy and equipment...........................................................      5,959      2,726        861
Professional, regulatory and other services.......................................      1,230        733        346
Legal.............................................................................      1,437        453        113
Insurance.........................................................................        637        262        114
Losses and carrying costs of OREO.................................................        382        288        531
Provision for recourse obligation.................................................      2,021     --         --
Amortization of goodwill and other intangibles....................................      2,514        268     --
Other.............................................................................      9,336      3,724        515
                                                                                    ---------  ---------  ---------
  Total non-staff expense.........................................................     23,516      8,454      2,480
                                                                                    ---------  ---------  ---------
    Total noninterest expense.....................................................  $  39,688  $  15,270  $   4,291
                                                                                    ---------  ---------  ---------
                                                                                    ---------  ---------  ---------

    PROVISION FOR INCOME TAXES

    The Company recorded a tax provision of $3.6 million in 1997 compared to a net benefit of $1.5 million in 1996. This increase in taxes resulted from higher pre-tax earnings in 1997 of $6.6 million compared to $822,000 in 1996 combined with the tax benefit derived in 1996 as described below. The Company's effective tax rate for 1997 (54.7%) is higher than the applicable statutory rate (42.0%) because the goodwill amortization is a charge to earnings for financial statement purposes and is not deductible for federal income tax purposes.

    The Company recorded a net benefit for taxes on continuing operations totaling $1.5 million in 1996 compared to a net benefit of $443,000 in 1995. The increased benefit in 1996 resulted from the release of the valuation allowance which had previously been provided against the Company's federal and state deferred tax assets. That valuation allowance had been provided against the Company's net operating loss carry forwards and other tax attributes. However, the Company's operating results adequately supported the realizability of the deferred tax assets at December 31, 1997 and 1996 and therefore the valuation allowance was no longer required. Of the $2.0 million total allowance which was released in 1996, approximately $413,000 was utilized to offset tax expense related to 1996 operating income, with the additional $1.5 million representing the aforementioned net benefit. The benefit in 1995 was recognized as an offset to the tax expense, of $443,000 relating to the extraordinary gain from the extinguishment of debt in 1995. On a net basis, the Company recorded no tax expense or benefit in 1995.

FINANCIAL CONDITION

    Total assets of the Company at December 31, 1997 were $902.4 million compared to total assets of $437.1 million at December 31, 1996. The increase in total assets since December 31, 1996 is primarily due to the Eldorado Acquisition. Total earning assets of the Company at December 31, 1997 were $725.6 million compared to total earning assets of $377.8 million at December 31, 1996. Earning assets increased primarily due to the Eldorado Acquisition and growth in residential mortgage loan originations.

    LOANS AND LEASES

    Total loans and leases of the Company at December 31, 1997 were $618.3 million, including $96.2 million of mortgage loans held for sale, compared to $328.6 and $64.9 million, respectively, at December 31, 1996. The increase in mortgage loans held for sale and the acquisition of loans in the Eldorado Acquisition account for the increase in total loans and leases.

    The following table sets forth the amount of loans and leases outstanding for the Company at the end of each of the years indicated, according to type of loan, inclusive of mortgage loans held for sale. The Company has no foreign loans or energy-related loans as of the dates indicated.

                                                                               DECEMBER 31,
                                                          -------------------------------------------------------
                                                             1997        1996       1995       1994       1993
                                                          ----------  ----------  ---------  ---------  ---------
                                                                              (IN THOUSANDS)
Commercial..............................................  $  115,919  $   47,772  $  16,188  $  18,936  $  19,883
Real estate-commercial..................................     235,244      86,397     --         --         --
Real estate-construction................................      35,617      18,812        599      1,170      2,137
Real estate-mortgage....................................      32,132      41,650     15,710     18,060     18,034
Installment loans to individuals........................      62,323      22,512      6,525      8,201      9,030
Lease financing.........................................      40,819      46,498     --         --         --
                                                          ----------  ----------  ---------  ---------  ---------
Subtotal (portfolio loans and leases)...................     522,054     263,641     39,022     46,367     49,084
                                                          ----------  ----------  ---------  ---------  ---------
Loans and leases held for sale..........................      96,230      64,917     --         --         --
                                                          ----------  ----------  ---------  ---------  ---------
Total...................................................     618,284     328,558     39,022     46,367     49,084
Less: allowance for loan and lease losses...............      (9,395)     (5,156)      (639)      (821)      (823)
Deferred loan fees......................................      (3,006)     (2,444)       (45)       (54)       (82)
                                                          ----------  ----------  ---------  ---------  ---------
Net loans and leases....................................  $  605,883  $  320,958  $  38,338  $  45,492  $  48,179
                                                          ----------  ----------  ---------  ---------  ---------
                                                          ----------  ----------  ---------  ---------  ---------

    The following table shows the amounts of certain categories of loans outstanding as of December 31, 1997, which, based on remaining scheduled repayments of principal, were due in one year or less, more than one year through five years, and more than five years. Demand or other loans having no stated maturity and no stated schedule of repayments are reported as due in one year or less. Residential mortgage loans held for sale are recorded as due after five years.

                                                                                             DECEMBER 31, 1997
                                                                                          ------------------------
                                                                                          COMMERCIAL   REAL ESTATE
                                                                                          -----------  -----------
                                                                                               (IN THOUSANDS)
Aggregate maturities of loans and leases which are due:
Within one year.........................................................................   $  72,154    $  64,608
After one year but within five years:
Interest rates are floating or adjustable...............................................      23,764       54,406
Interest rates are fixed or predetermined                                                      6,192       28,376
After 5 years:
Interest rates are floating or adjustable...............................................       7,969      111,350
Interest rates are fixed or predetermined...............................................       5,840      140,483
                                                                                          -----------  -----------
  Total.................................................................................   $ 115,919    $ 399,223
                                                                                          -----------  -----------
                                                                                          -----------  -----------

    NONPERFORMING ASSETS

    The following table shows the total aggregate principal amount of nonaccrual and other nonperforming loans (accruing loans on which interest or principal is past due 90 days or more) as of the end of each of the past two years. The Company's impaired loans pursuant to SFAS 118 are loans that are nonaccrual and those that have been restructured. For the twelve months ended December 31, 1997, additional gross interest income of $980,000 would have been recorded on impaired loans, and for calendar year 1996 additional gross interest income of $474,000 would have been recorded on impaired loans, in each case had the loans been current. No accrued but unpaid interest income on such loans was in fact included in the Company's net income as of December 31, 1997 and 1996.

    The following table summarizes the loans and leases for which the accrual of interest has been discontinued and loans and leases more than 90 days past due and still accruing interest, including those loans and leases that have been restructured:

                                                                                     DECEMBER 31,
                                                                 -----------------------------------------------------
                                                                   1997       1996       1995       1994       1993
                                                                 ---------  ---------  ---------  ---------  ---------
                                                                                (DOLLARS IN THOUSANDS)
Nonaccrual loans and leases, not restructured..................  $  10,589  $   5,483  $   1,492  $     616  $     637
Accruing loans and leases past due 90 days or more.............      4,638      1,314         46        826        150
Restructured loans and leases..................................      2,779      2,200         82      1,050      1,605
                                                                 ---------  ---------  ---------  ---------  ---------
    Total nonperforming loans and leases ("NPLs")..............     18,006      8,997      1,620      2,492      2,392
                                                                 ---------  ---------  ---------  ---------  ---------
Other real estate owned ("OREO")...............................      2,740      3,635      1,411      1,288      1,446
                                                                 ---------  ---------  ---------  ---------  ---------
    Total nonperforming assets ("NPAs")........................  $  20,746  $  12,632  $   3,031  $   3,780  $   3,838
                                                                 ---------  ---------  ---------  ---------  ---------
                                                                 ---------  ---------  ---------  ---------  ---------
Selected ratios:
  NPLs to total portfolio loans and leases(1)..................        3.5%       3.4%       4.2%       5.4%       4.9%
  NPAs to total portfolio loans and leases and OREO(1).........        4.0        4.7        7.5        7.9        7.6
  NPAs to total assets.........................................        2.3        2.9        5.4        6.6        6.2

------------------------

(1) Excludes residential mortgages held for sale.

    Loans aggregating $13.4 million at December 31, 1997 were designated as impaired in accordance with SFAS 114 as amended by SFAS 118. The Company's impaired loans are all collateral dependent, and as such the method used to measure the amount of impairment on these loans is to compare the loan amount to the fair value of collateral. In calculating the allowance for loan and lease losses that was required under the Company's internal guidelines, management determined that a minimun of $1.6 million should be included in the allowance at December 31, 1997 because of the risk to the loan and lease portfolio represented by impaired loans. At December 31, 1996, loans aggregating $7.7 million were designated as impaired and management determined that a minimum of $695,000 should be included in the allowance because of the risk to the loan and lease portfolio represented by such impaired loans.

    At December 31, 1997, the Company had OREO properties with an aggregate carrying value of $2.7 million. During 1997, properties with a total carrying value of $4.1 million were added to OREO, of which $481,000 was acquired in the Eldorado Acquisition and $3.6 million was acquired as a result of foreclosures. During 1997, OREO properties with a total carrying value of $3.9 million were sold and OREO properties were written down by approximately $1.1 million. At December 31, 1996, the Company had OREO properties with an aggregate carrying value of $3.6 million. During 1996, properties with a total carrying value of $5.5 million were added to OREO, of which $3.2 million was acquired in total in the Liberty and CSB acquisitions and $2.3 million was acquired as a result of foreclosures. OREO properties with a total carrying value of $4.1 million were sold and properties were written down by approximately $72,000 during 1996.

    ALLOWANCE FOR LOAN AND LEASE LOSSES

    The allowance for loan and lease losses was $9.4 million, or 1.8% of gross portfolio loans and leases at December 31, 1997, compared to $5.2 million or 1.9% of gross portfolio loans and leases, at December 31, 1996, and $639,000, or 1.6%, of gross portfolio loans and leases at December 31, 1995. The provision for loan and leases losses for the year ended December 31, 1997 was $1.5 million compared to $515,000, for the same period in 1996, and $295,000 for the same period in 1995.

    The table below summarizes average loans outstanding, gross portfolio loans, nonperforming loans and changes in the allowance for possible loan and lease losses arising from loan and lease losses and additions to the allowance from provisions charged to operating expense:

                                                                               DECEMBER 31,
                                                          -------------------------------------------------------
                                                             1997        1996       1995       1994       1993
                                                          ----------  ----------  ---------  ---------  ---------
                                                                          (DOLLARS IN THOUSANDS)
Average loans and leases outstanding(1).................  $  464,788  $  146,743  $  42,272  $  46,979  $  49,243
Gross portfolio loans and leases(1).....................     522,054     263,641     39,022     46,367     49,084
Nonperforming loans and leases..........................      18,006       8,997      1,620      2,492      2,392
  Allowance for loan and lease losses:
    Balance at beginning of period......................  $    5,156  $      639  $     821  $     823  $     771
    Balance acquired during period......................       4,076       4,382     --         --         --
    Loans charged off during period
      Commercial........................................         467         430        258        532        687
      Leases............................................       1,092      --         --         --         --
      Real estate.......................................         610         144        115         25         37
      Installment.......................................         334          76        329        114        371
                                                          ----------  ----------  ---------  ---------  ---------
        Total...........................................       2,503         650        702        671      1,095
    Recoveries during period
      Commercial........................................         397         103        121         33         30
      Leases............................................          33      --         --         --         --
      Real estate.......................................         517          61          2     --             25
      Installment.......................................         224         106        102         53          7
                                                          ----------  ----------  ---------  ---------  ---------
        Total...........................................       1,171         270        225         86         62
                                                          ----------  ----------  ---------  ---------  ---------
      Net loans charged off during period...............       1,332         380        477        585      1,033
      Provision for loan and lease losses...............       1,495         515        295        583      1,085
                                                          ----------  ----------  ---------  ---------  ---------
        Balance at end of period........................  $    9,395  $    5,156  $     639  $     821  $     823
                                                          ----------  ----------  ---------  ---------  ---------
                                                          ----------  ----------  ---------  ---------  ---------
Selected ratios:
  Net charge-offs to average loans and leases
    (annualized)........................................         .29%        .26%      1.13%      1.25%      2.10%
  Provision for loan and lease losses to average
    loans...............................................         .32         .35        .70       1.24       2.22
  Allowance at end of period to gross portfolio loans
    and leases outstanding at end of period.............        1.80        1.96       1.64       1.77       1.68
  Allowance as percentage of nonperforming loans and
    leases..............................................       52.18       57.31      39.44      32.95      34.41

------------------------

(1) Excludes residential mortgages held for sale.

    The following table indicates management's allocation of the allowance for each of the following years:

                                                                                      DECEMBER 31,
                                                            ----------------------------------------------------------------
                                                                    1997                  1996                  1995
                                                            --------------------  --------------------  --------------------
                                                                                 (DOLLARS IN THOUSANDS)
Allocated amount:
  Commercial, financial and agricultural..................  $     799        8.5% $     980       19.0% $      32        5.0%
  Real estate and construction............................      1,864       19.8      1,680       32.6        242       37.9
  Consumer................................................        602        6.4        461        8.9         51        8.0
  Unallocated.............................................      6,130       65.3      2,035       39.5        314       49.1
                                                            ---------  ---------  ---------  ---------  ---------  ---------
    Total.................................................  $   9,395      100.0% $   5,156      100.0% $     639      100.0%
                                                            ---------  ---------  ---------  ---------  ---------  ---------
                                                            ---------  ---------  ---------  ---------  ---------  ---------

    In allocating the Company's allowance for possible loan and lease losses, management has considered the credit risk in the various loan categories in its portfolio. As such, the allocations of the allowance for possible loan and lease losses are based upon the average aggregate historical net loan losses experienced in each of the acquired subsidiary banks. While the Company has made a reasonable effort to allocate the allowance to specific categories of loans, management believes that any allocation of the allowance for possible loan and lease losses into loan categories lends an appearance of exactness which does not exist, in that the allowance for possible loan and lease losses is utilized as a single unallocated allowance available for losses on all types of loans and leases, and actual losses in loan categories may vary from the amounts allocated to such categories.

    INVESTMENT SECURITIES

    Total investments of the Company at December 31, 1997 were $107.3 million compared to $49.2 million at December 31, 1996. Investment securities increased largely due to the Eldorado Acquisition. The investment portfolio primarily consists of U.S. Treasury and U.S. government agencies, state and municipal securities and mortgage-backed securities that are categorized as available-for-sale and totaled $67.3 million, or 62.7% of the total portfolio, at December 31, 1997. The investments of the Company also include Federal funds sold that were $40.0 million, or 37.3% of the total portfolio at December 31, 1997.

    At December 31, 1997, all of the Company's investment securities were classified as available-for-sale. The amortized cost and estimated market value of the Company's investments at December 31, 1997 were as follows:

                                                                                      DECEMBER 31, 1997
                                                                    ------------------------------------------------------
                                                                                     GROSS          GROSS       ESTIMATED
                                                                     AMORTIZED    UNREALIZED     UNREALIZED      MARKET
                                                                       COST          GAIN           LOSS          VALUE
                                                                    -----------  -------------  -------------  -----------
                                                                                        (IN THOUSANDS)
Available-for-sale:
U.S. Treasury.....................................................   $  21,415     $      51      $  --         $  21,466
U.S. Government Agencies..........................................      13,460        --             --            13,460
State and municipal securities....................................         615        --             --               615
Mortgage-backed securities........................................      30,725        --                 (9)       30,716
Corporate bonds and equities......................................       1,038        --             --             1,038
                                                                    -----------          ---          -----    -----------
  Total...........................................................   $  67,253     $      51      $      (9)    $  67,295
                                                                    -----------          ---          -----    -----------
                                                                    -----------          ---          -----    -----------

    The following tables show the maturities of investment securities at December 31, 1997, and the weighted average yields of such securities:

                                                                  AFTER ONE YEAR BUT     AFTER FIVE YEARS BUT
                                                                                                                AFTER TEN
                                           WITHIN ONE YEAR        WITHIN FIVE YEARS        WITHIN TEN YEARS       YEARS
                                        ----------------------  ----------------------  ----------------------  ---------
                                         AMOUNT       YIELD      AMOUNT       YIELD      AMOUNT       YIELD      AMOUNT
                                        ---------     -----     ---------     -----     ---------     -----     ---------
                                                                     (DOLLARS IN THOUSANDS)
Securities available-for-sale:
  U.S. Treasuries.....................  $  21,466        6.03%  $  --          --    %  $  --          --    %  $  --
  U.S. Government agencies............      1,500        5.52       8,458        6.13       3,503        7.30      --
  State and municipal bonds...........     --          --          --          --             615        7.80      --
  Mortgage-backed securities..........        371        7.33          24        8.74      21,743        6.81       8,577
  Corporate debt and other............        538        9.88         500        8.14      --          --          --
                                        ---------               ---------               ---------               ---------
    Total investment portfolio........  $  23,875        6.10%  $   8,982        6.25%  $  25,861        6.90%  $   8,577
                                        ---------               ---------               ---------               ---------
                                        ---------               ---------               ---------               ---------

                                           YIELD
                                           -----
Securities available-for-sale:
  U.S. Treasuries.....................      --    %
  U.S. Government agencies............      --
  State and municipal bonds...........      --
  Mortgage-backed securities..........        7.44
  Corporate debt and other............      --
    Total investment portfolio........        7.44%

    Additional information concerning investment securities is provided in the notes to the accompanying financial statements.

    DEPOSITS

    Total deposits were $765.2 million at December 31, 1997 compared to $383.0 million at December 31, 1996. The increase in total deposits since December 31, 1996 is attributed to the deposits acquired in the Eldorado Acquisition. Noninterest-bearing demand accounts were $289.3 million, or 37.8% of total deposits, at December 31, 1997. Interest-bearing deposits are comprised of interest-bearing demand accounts, regular savings accounts, money market accounts, time deposits of under $100,000 and time deposits of $100,000 or more which were $97.4 million, $98.5 million, $98.2 million, $99.7 million and $82.1 million, respectively, or 12.7%, 12.9%, 12.8%, 13.1% and 10.7% of total deposits, respectively, at December 31, 1997. See "Business--Products and Services."

    The following table shows the average balance and average rate paid on the categories of deposits for each of years indicated:

                                                            1997                     1996                     1995
                                                   -----------------------  -----------------------  ----------------------
                                                    AVERAGE      AVERAGE     AVERAGE      AVERAGE     AVERAGE     AVERAGE
                                                    BALANCE       RATE       BALANCE       RATE       BALANCE      RATE
                                                   ----------  -----------  ----------  -----------  ---------  -----------
                                                                            (DOLLARS IN THOUSANDS)
Noninterest-bearing demand.......................  $  181,481        0.00%  $   52,273        0.00%  $  11,197        0.00%
Interest-bearing demand..........................      68,824        1.93       24,464        2.80      10,492        1.42
Money market.....................................      68,943        3.39       18,135        2.72       9,176        2.52
Savings..........................................     106,956        4.78       28,917        3.98       5,235        2.20
Time.............................................     170,809        5.48       91,987        5.70      18,394        5.84
                                                   ----------               ----------               ---------
  Total..........................................  $  597,013        3.04%  $  215,776        3.51%  $  54,494        2.88%
                                                   ----------               ----------               ---------
                                                   ----------               ----------               ---------

    A significant amount of the Company's interest-bearing deposits are generated from title and escrow companies that customarily do not deposit funds with the Bank until mortgage funding occurs, which is typically a month-end event. See "Risk Factors--Reliance on Certain Funding Sources" and "Business-- Products and Services--Community Banking Division."

    The following table shows the maturities of time certificates of deposits of $100,000, or more at December 31, 1997:

                                                                             DECEMBER 31, 1997
                                                                             -----------------
                                                                              (IN THOUSANDS)
Due in three months or less................................................      $  34,153
Due in over three months through six months................................         40,012
Due in over six months through twelve months...............................          2,508
Due in over twelve months..................................................          5,403
                                                                                   -------
  Total....................................................................      $  82,076
                                                                                   -------
                                                                                   -------

    BORROWINGS

    Borrowings of the Company increased to $30.2 million at December 31, 1997 from $5.0 million at December 31, 1996. The increase in borrowings was primarily due to the issuance of subordinated debentures to fund a portion of the Eldorado Acquisition.

                               CAPITAL RESOURCES

    Current regulatory capital standards generally require banks and holding companies to maintain a ratio of "core" or "Tier 1" capital (consisting principally of common equity) to adjusted total assets ("Tier 1 Leverage Ratio") of at least 3%, a ratio of Tier 1 Capital to risk-weighted assets of at least 4% ("Tier 1 Risk-Weighted Ratio"), and a ratio of total capital (which includes Tier 1 capital plus certain forms of subordinated debt, a portion of the allowance for loan and lease losses and preferred stock) to risk-weighted assets ("Total Risk-Weighted Ratio") of at least 8%. Risk-weighted assets are calculated by multiplying the balance in each category of assets according to a risk factor which ranges from zero for cash assets and certain government obligations to 100% for some types of loans and adding the products together. See "Supervision and Regulation--Capital Adequacy Requirements."

    The Company and the Bank were well capitalized at December 31, 1997 for federal regulatory purposes. As of December 31, 1997, the Company had a leverage ratio of 6.59%, Tier 1 risk-weighted capital ratio of 8.85% and total risk-weighted capital ratio of 10.18%. The Bank had a leverage ratio of 6.64%, Tier 1 risk-weighted capital ratio of 8.91% and total risk-weighted capital ratio of 10.16%.

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

    Should the level of liquid assets (primary liquidity) not meet the liquidity needs of the Company, other available sources of liquid assets (secondary liquidity), including the purchase of Federal funds, sale of securities under agreements to repurchase, sale of loans, window borrowing from the Federal Reserve Bank and, to a lesser extent, borrowings from the FHLB, could be employed. The Company has relied primarily upon the purchase of Federal funds and the sale of securities under agreements to repurchase for secondary sources of liquidity. At December 31, 1997 the Company had $17.0 million of unused borrowing capacity under FHLB advances. In order to borrow from the Federal Reserve, the Company would be required to physically deliver to the Federal Reserve collateral consisting of marketable Government securities. At December 31, 1997, the Company has no such collateral at the Federal Reserve. The Company believes that it could deliver to the Federal Reserve collateral sufficient to support up to $19.0 million of window borrowings.

                             YEAR 2000 PREPAREDNESS

    The Year 2000 issue is a computer programming concern that may affect many electronic processing systems. Until relatively recently, in order to minimize the length of data fields, most computer programs eliminated the first two digits of the year. This problem could affect computers leaving them unable to distinguish dates in the twentieth and twenty-first centuries. For example, date-sensitive calculations that treat "00" as the year 1900, rather than 2000. Secondly, years that end in "00" are not leap years, except for an anomaly in the year 2000. This anomaly could result in miscalculations when processing critical date-sensitive information relating to periods after December 31, 1999.

    The Year 2000 issue may adversely affect the Company's information technology systems, such as its item and data processing applications. The Year 2000 issue also may affect so-called embedded technology, such as microprocessors that control some of the Company's security systems and telecommunication equipment.

    The Company has determined that a few of its computer software applications will need to be modified or replaced in order to maintain their functionality as the year 2000 approaches. In response, a plan has been developed that provides for the assessment of its material internal systems, programs and data processing applications as well as those provided to the Bank by third-party vendors. The Company expects that system conversions and testing will be substantially completed by December 31, 1998. Based upon the Company's evaluation of its Year 2000 preparedness, management does not expect that the Year 2000 issue as it relates to information systems and embedded technology that are within the Company's direct control will have a material adverse effect on the Company's business, financial condition or results of operations. However, Year 2000 problems may turn out to exist in portions of computer programs not now suspected, and there can be no assurance that the Company will not be adversely affected by this problem.

    Ultimately, the potential impact of the Year 2000 issue will depend not only on the corrective measures the Company undertakes, but also on the way in which the Year 2000 issue is addressed by governmental agencies, businesses and other entities who provide data to, or receive data from the Bank or whose financial condition or operational capability is important to the Company such as significant suppliers or customers. Communications with significant customers and vendors have been initiated to determine the extent of risk created by those third parties' failure to remediate their own Year 2000 issues; however, it is not possible, at present, to determine the financial effect if a significant customer's and/or vendor's remediation efforts are not completed in a timely manner. The vendor to which the Community Banking Division has outsourced its data and item processing received a "satisfactory" rating in 1998 from the Federal Financial Institutions Examination Council ("FFIEC") (the umbrella organization of federal bank regulators) with respect to the status of that vendor's preparedness for the Year 2000 issue.

    In addition, because the Company's day-to-day operations are heavily dependent on its ability to communicate information throughout its network of branches and loan production offices, the Company would be particularly susceptible to any possible effects that the Year 2000 issue has on local and national communications systems, including without limitation, telephone and data lines, because of the difficultly in implementing viable contingency plans. Any interruption or malfunction of such systems could have a material adverse effect on the Company.

    Furthermore, bank regulatory agencies, as part of their supervisory function, have recently issued guidance under which they are assessing and will assess Year 2000 readiness. The failure of a financial institution, such as the Company, to take appropriate steps to address deficiencies in its Year 2000 project management process may result in one or more regulatory enforcement actions which could have a material adverse effect on such institution. Such actions may include the imposition of civil money penalties, or result in the delay or denial of regulatory applications. In the latest joint examination of the Bank by the Federal Reserve and the DFI, the Bank received a "satisfactory" rating with respect to its Year 2000 plan and level of preparedness.

    The Company's noninterest expense for 1997 did not include any costs associated with the Year 2000 issue. The Company estimates its total costs during the period from January 1, 1998 through December 31, 1999 will be less than $500,000, and none of those costs are expected to materially affect the Company's results of operations in any one reporting period. In light of the complexity of the Year 2000 problem and its potential effect on both the Company and third parties that interact with the Company, however, there can be no assurance that the Company's costs associated with the Year 2000 issue will be as estimated. The Company does not intend to obtain insurance against any Year 2000 risks.

                            ECONOMIC CONSIDERATIONS

CALIFORNIA ECONOMY

    The financial condition of the Company has been, and is expected to continue to be, affected primarily by overall general economic conditions and the real estate market in California. The commercial banking activity of the Company concentrates on serving the needs of small and medium-size businesses, professionals and individuals located primarily in the counties of Orange, Sacramento and San Diego. The residential mortgage origination activity is centered in the five western states of the United States, and originations of small equipment leases are done throughout the country with a concentration in Northern California.

    Although the general economy in Southern California has recovered substantially from the prolonged recession that had adversely affected the ability of certain borrowers to satisfy their obligations to the Company, the Company's financial condition and operating results are subject to changes in economic conditions in that region. Moreover, there can be no assurance that conditions will not deteriorate in the future and that such deterioration will not have a material adverse effect on the Company's financial condition or results of operations.

    In 1997, California's Gross State Product ("GSP") exceeded $1.0 trillion, with exports to foreign countries totaling $110 billion or 10.7% of the State's GSP. California, with its greater dependence on Asian trade and investment, is more at risk from Asia's economic problems than the rest of the United States. Exports to Asian countries represented 47% of California's total exports, compared to 29% for the U.S. as a whole. Despite a moderate (1.8%) drop in export to Asian countries, California's total exports increased by 6% in 1997 primarily as a result of an increase in growing exports to Mexico, Canada, Australia and Western Europe. There can be no assurance that the State's economy will not be adversely affected by prolonged weakness in one or more of the Asian economies. Weaker Asian demand for products and services could potentially result in job losses, primarily in the high-tech manufacturing, engineering, travel and entertainment industries. The Los Angeles area is among the most vulnerable regions in California with its relatively heavy concentration of high-tech, engineering and entertainment firms. There can be no assurance that a deterioration of economic conditions in California as a result of Asia's economic problems will not have a material adverse effect on the Company's business, financial condition or result of operations.

    In addition, a substantial portion of the Company's assets consist of loans secured by real estate in Southern California with a lesser concentration in Northern California. Historically, these areas have experienced on occasion significant natural disasters, including earthquakes, brush fires and, recently, flooding attributed to the weather phenomenon known as "El Nino." Accordingly, the availability of insurance for losses from such catastrophes is limited. The occurrence of one or more such catastrophes could impair the value of the collateral for the Company's real estate secured loans and have a material adverse effect on the Company's financial condition and results of operations.

INFLATION

    The majority of the Company's assets and liabilities are monetary items held by the Company, the dollar value of which is not affected by inflation. Only a small portion of total assets is in premises and equipment. The lower inflation rate of recent years did not have the positive impact on the Company that was felt in many other industries. The small fixed asset investment of the Company minimizes any material misstatement of asset values and depreciation expenses which may result from fluctuating market values due to inflation. A higher inflation rate, however, may increase operating expenses or have other adverse effects on borrowers of the Company, making collection more difficult for the Company. Rates of interest paid or charged generally rise if the marketplace believes inflation rates will increase. See "Risk Factors-- Potential Impact of Changes in Interest Rates."

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

    In February 1998 the FASB issued SFAS 132, "Employer's Disclosures about Pensions and other Post-Retirement Benefits." This Statement standardizes the disclosure requirements for pensions and other post-retirement benefits to the extent practicable. For the Company, this new standard is effective for 1998.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Market risk is the risk of loss in a financial instrument arising from adverse changes in market prices and rates, foreign currency exchange rates, commodity prices and equity prices. The Company's market risk arises primarily from interest rate risk inherent in its lending and deposit taking activities. To that end, management actively monitors and manages its interest rate risk exposure. The Company does not have any market risk sensitive instruments entered into for trading purposes. The Company manages its interest rate sensitivity by matching the repricing opportunities on its earning assets to those on its funding liabilities. Management uses various asset/liability strategies to manage the repricing characteristics of its assets and liabilities to ensure that exposure to interest rate fluctuations is limited within Company guidelines of acceptable levels of risk-taking. Hedging strategies, including the terms and pricing of loans and deposits, and managing the deployment of its securities are used to reduce mismatches in interest rate repricing opportunities of portfolio assets and their funding sources.

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

                                                                   DECEMBER 31, 1997
                                        -----------------------------------------------------------------------
                                                           AMOUNTS MATURING OR REPRICING IN
                                        -----------------------------------------------------------------------
                                                      OVER 3
                                                      MONTHS      OVER 1
                                         3 MONTHS     TO 12      YEAR TO       OVER        NON-
                                         OR LESS      MONTHS     5 YEARS     5 YEARS    SENSITIVE(1)   TOTAL
                                        ----------  ----------  ----------  ----------  -----------  ----------
                                                                (DOLLARS IN THOUSANDS)
ASSETS
  Cash and due from banks.............  $   --      $   --      $   --      $   --      $    81,030  $   81,030
  Federal funds sold..................      40,000      --          --          --          --           40,000
  Investment securities...............      11,993      11,844       8,982      34,438           38      67,295
  Loans and leases....................     327,269      43,056      86,270      65,459      --          522,054
  Loans held for sale.................      96,230      --          --          --          --           96,230
  Other assets(2).....................      --          --          --          --           95,746      95,746
                                        ----------  ----------  ----------  ----------  -----------  ----------
    Total assets......................     475,492      54,900      95,252      99,897      176,814     902,355
                                        ----------  ----------  ----------  ----------  -----------  ----------
                                        ----------  ----------  ----------  ----------  -----------  ----------

LIABILITIES AND SHAREHOLDERS' EQUITY
  Non-interest bearing demand
    deposits..........................      --          --          --          --          289,344     289,344
  Interest-bearing demand, money
    market and savings................     294,070      --          --          --          --          294,070
  Time certificates of deposit........      74,607      95,194      11,988      --          --          181,789
  Short term debt.....................       2,587      --          --          --          --            2,587
  Long term debt......................      --          --          --          27,657      --           27,657
  Other liabilities...................      --          --          --          --           12,172      12,172
  Shareholders' equity................      --          --          --          --           94,736      94,736
                                        ----------  ----------  ----------  ----------  -----------  ----------
    Total liabilities & shareholders'
      equity..........................  $  371,264  $   95,194  $   11,988  $   27,657  $   396,252  $  902,355
                                        ----------  ----------  ----------  ----------  -----------  ----------
                                        ----------  ----------  ----------  ----------  -----------  ----------
  Period Gap..........................  $  104,228  $  (40,294) $   83,264  $   72,240  $  (219,438)

  Cumulative interest earning
    assets............................  $  475,492  $  530,392  $  625,644  $  725,541
  Cumulative interest bearing
    liabilities.......................  $  371,264  $  466,458  $  478,446  $  506,103
  Cumulative Gap......................  $  104,228  $   63,934  $  147,198  $  219,438

  Cumulative interest earning assets
    to cumulative interest bearing
    liabilities.......................        1.28        1.14        1.31        1.43

  Cumulative gap as a percent of:
    Total assets......................       11.55%       7.09%      16.31%      24.32%
    Interest earning assets...........       14.37%       8.81%      20.29%      30.24%

------------------------

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

    The preceding sensitivity analysis does not represent a forecast and should not be relied upon as being indicative of expected operating results. These hypothetical estimates are based upon numerous assumptions including: the nature and timing of interest rate levels including the yield curve shape, prepayments on loans and securities, changes in deposit levels, pricing decisions on loans and deposits, reinvestment/ replacement of asset and liability cashflows and others. While assumptions are developed based upon current economic and local market conditions, the Company cannot make any assurances as to the predictive nature of these assumptions including how customer preferences or competitor influences might change.

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

                                                                      DECEMBER 31, 1997
                                  ------------------------------------------------------------------------------------------
                                                                      EXPECTED MATURITY
                                  ------------------------------------------------------------------------------------------
                                     1998       1999       2000       2001       2002     THEREAFTER    TOTAL     FAIR VALUE
                                  ----------  ---------  ---------  ---------  ---------  ----------  ----------  ----------
Federal funds sold..............  $   40,000  $  --      $  --      $  --      $  --      $   --      $   40,000  $   40,000
  Weighted average rate.........        5.50     --         --         --         --          --            5.50
Investment securities...........      23,837      1,985      3,980      2,517        500      34,438      67,257      67,257
  Weighted average rate.........        6.10       5.72       6.12       6.50       8.14        7.03        6.60
Fixed rate loans................      55,698     19,193     22,331     20,760     23,986      65,459     207,427     210,294
  Weighted average rate.........       10.02      10.96      10.06      10.20       9.56       10.28       10.16
Variable rate loans.............     109,036     14,958     19,085     22,198     26,832     122,518     314,627     317,442
  Weighted average rate.........        9.50      10.10      10.04       9.91       9.39       10.08        9.81
Loans held for sale.............      96,230     --         --         --         --          --          96,230      97,192
  Weighted average rate.........        7.25     --         --         --         --          --            7.25
                                  ----------  ---------  ---------  ---------  ---------  ----------  ----------  ----------
Total interest earning
  assets........................  $  324,801  $  36,136  $  45,396  $  45,475  $  51,318  $  222,415  $  725,541  $  732,185
                                  ----------  ---------  ---------  ---------  ---------  ----------  ----------  ----------
                                  ----------  ---------  ---------  ---------  ---------  ----------  ----------  ----------

Interest bearing demand, money
  market and
  savings.......................  $  294,070  $  --      $  --      $  --      $  --      $   --      $  294,070  $  291,129
  Weighted average rate.........        3.59     --         --         --         --          --            3.59
Time deposits...................     174,211      7,578     --         --         --          --         181,789     181,946
  Weighted average rate.........        5.67       5.59     --         --         --          --            5.66
Subordinated debentures.........      --         --         --         --         --          27,657      27,657      27,657
  Weighted average rate.........      --         --         --         --         --           11.75       11.75
Other borrowings................       2,587     --         --         --         --          --           2,587       2,587
  Weighted average rate.........        6.49     --         --         --         --          --            6.49
                                  ----------  ---------  ---------  ---------  ---------  ----------  ----------  ----------
Total interest-bearing
  liabilities...................  $  470,868  $   7,578  $  --      $  --      $  --      $   27,657  $  506,103  $  503,319
                                  ----------  ---------  ---------  ---------  ---------  ----------  ----------  ----------
                                  ----------  ---------  ---------  ---------  ---------  ----------  ----------  ----------

ITEM 8.  FINANCIAL STATEMENTS

    Share and per share data reflected in the audited financial statements and notes thereto have not been adjusted to reflect the 1-for-2 reverse split effective September 4, 1998.

FINANCIAL STATEMENTS                                                                                        PAGE NO.
--------------------------------------------------------------------------------------------------------  -------------
Report of Independent Accountants.......................................................................          F-1

Consolidated Statements of Condition as of December 31, 1997 and 1996...................................          F-2

Consolidated Statements of Operations for the Years ended December 31, 1997, 1996 and 1995..............          F-4

Consolidated Statements of Shareholders' Equity for the Years ended December 31, 1997, 1996 and 1995....          F-5

Consolidated Statements of Cash Flows for the Years ended December 31, 1997, 1996 and 1995..............          F-6

Notes to Consolidated Financial Statements--December 31, 1997, 1996 and 1995............................          F-8

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

PART III
ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The following table sets forth the directors of the Company and the executive officers of the Company and the Bank.

NAME                                              AGE                                 POSITION
--------------------------------------------  -----------  --------------------------------------------------------------
Robert P. Keller............................          60   President, Chief Executive Officer and Director
Curt A. Christianssen.......................          37   Executive Vice President, Treasurer and Chief Financial
                                                            Officer
Richard Korsgaard...........................          57   Executive Vice President Construction Loan Division and CRA
                                                            Officer
Paul F. Rodeno..............................          43   Executive Vice President Operations
Ernest J. Boch..............................          71   Director
James A. Conroy.............................          38   Director
Edward A. Fox...............................          62   Chairman of the Board of Directors
Charles E. Hugel............................          70   Director
Mitchell A. Johnson.........................          56   Director
K. Thomas Kemp..............................          57   Director
Jefferson W. Kirby..........................          36   Director
John B. Pettway.............................          35   Director
Henry T. Wilson.............................          38   Director
Paul R. Wood................................          44   Director

    ROBERT P. KELLER has served as President and Chief Executive Officer of the Company and its predecessor since September 1995. Mr. Keller also has served as Chairman, President and Chief Executive Officer of the Bank since June 1997, when Commerce Security Bank, Liberty National Bank, San Dieguito National Bank and Eldorado Bank were consolidated via mergers into the Bank, and Mr. Keller served in those same capacities at each of those institutions during the period between their acquisition by the Company and their consolidation into the Bank. From 1994 to 1995, Mr. Keller was President and Chief Executive Officer of Independent Bancorp of Arizona, Inc., a Nasdaq-listed bank holding company with assets of $1.8 billion, which was acquired by Norwest Corporation in February 1995. From October 1991 to June 1994, Mr. Keller served as President and Chief Executive Officer of New Dartmouth Bank, a privately-owned financial institution with assets of $1.7 billion, located in Manchester, New Hampshire, which was acquired by Shawmut National Corporation in 1994. From 1989 to 1991, he served as Chief Operating Officer of Dartmouth Bancorp, Inc., also located in Manchester, New Hampshire. During 1988 and 1989, Mr. Keller served as Executive Vice President and Chief Operating Officer of American Federal Bank in Dallas, Texas, which was created through the merger of 12 independent thrifts under the Southwest Plan. Prior to 1988, he served for 13 years as an officer of Indian Head Banks Inc. of New Hampshire (acquired by the Fleet/Norstar Group Inc. in
1988), most recently as Executive Vice President and Chief Financial/Administrative Officer. Mr. Keller also serves on the boards of directors of Haverford Industries, LLC, Pennichuck Corporation and White Mountains Holdings, Inc. Mr. Keller also serves as the President, Chief Executive Officer and a director of Dartmouth Capital Group, Inc. ("DCG General Partner"), the sole general partner of DCG.

    CURT A. CHRISTIANSSEN is the Executive Vice President, Treasurer and Chief Financial Officer of the Company and the Bank, and the Treasurer and Chief Financial Officer of DCG General Partner. He served as Chief Financial Officer of Liberty from October 1993 until its acquisition in March 1996 by the Company's predecessor. From October 1991 to April 1993, Mr. Christianssen served as an Executive Vice President and Chief Financial and Administrative Officer of Olympic National Bank. Previously, Mr. Christianssen was with the Resolution Trust Company as a Vice President responsible for general accounting and data processing for Gibraltar Savings and Loan Association, a $15 billion institution, and as the Chief Financial Officer for the receiver for Unity Savings and Loan Association.

    RICHARD KORSGAARD is the Bank's Executive Vice President responsible for its Construction Loan Division. Mr. Korsgaard also serves as the Bank's CRA Officer. Mr. Korsgaard served as Executive Vice President/Construction Lending Division and Director of Eldorado Bank and a director of Eldorado Bancorp from October 1995 until June 1997 when Eldorado was acquired by the Company. From June 1982 to October 1995, Mr. Korsgaard served as President, Chief Executive Officer and Director of Mariners Bank, a $75 million community bank headquartered in San Clemente, California. Mariners Bank was acquired by Eldorado Bancorp in October 1995.

    PAUL F. RODENO is the Bank's Executive Vice President in charge of its retail branch system, retail product departments and the bank's marketing programs. From October 1995 to June 1997, when San Dieguito National Bank was merged into Eldorado Bank, Mr. Rodeno served as its Executive Vice President and Chief Operating Officer. Mr. Rodeno served as Executive Vice President/Loan Administration of San Dieguito National Bank from July 1986 until September 1995, when San Dieguito was acquired by the Company's predecessor. Prior to joining San Dieguito, Mr. Rodeno had years of experience as a commercial loan officer for First Interstate Bank.

    ERNEST J. BOCH has been Chairman and Chief Executive Officer of Subaru of New England, Inc. since 1970. He is also the majority owner of Boch Oldsmobile, Toyota and Mitsubishi of Norwood as well as founder of Boch Broadcasting Corporation.

    JAMES A. CONROY has been associated since 1990 with Olympus Partners, a private equity firm, and since December 1993, Mr. Conroy has been a general partner of Olympus Growth Fund II, L.P., which is a principal shareholder of the Company, Olympus Executive Fund, L.P. and other funds affiliated with Olympus Partners. Prior to 1990, Mr. Conroy was a management consultant with Bain & Company. Mr. Conroy serves on the board of directors of Frontier Vision Partners, L.P.

    EDWARD A. FOX is the Chairman of SLM Holding Corp. in Reston, Virginia, the parent of Sallie Mae. From 1990 to his retirement in 1994, Mr. Fox served as Dean of the Amos Tuck School of Business at Dartmouth College in Hanover, New Hampshire. Prior to 1990, Mr. Fox was founding President and Chief Executive Officer of Sallie Mae. Mr. Fox currently serves as a director of Delphi Financial Corp., Greenwich Capital Management Corp. and New England Life Insurance Company.

    CHARLES E. HUGEL served as Chairman and Chief Executive Officer of Combustion Engineering, Inc. in Stamford, Connecticut from 1982 to 1990. Prior to joining Combustion Engineering, Inc., he spent 30 years with AT&T, most recently as an Executive Vice President. Mr. Hugel also served as a director of Nabisco, Inc. and its corporate successor, RJR/Nabisco, Inc., from 1978 to 1986. Mr. Hugel presently serves on the board of directors of Pitney-Bowes, Inc.

    MITCHELL A. JOHNSON is the President of MAJ Capital Management, Inc., which he organized in August 1994 after retiring from the Student Loan Marketing Association (Sallie Mae) in June 1994. Mr. Johnson joined Sallie Mae in 1973 and served as its Senior Vice President, Corporate Finance from 1987 until his retirement. Mr. Johnson was the first President and a founding member of the Washington Association of Money Managers. In addition, Mr. Johnson was a trustee of the District of Columbia Retirement Board. Currently, Mr. Johnson serves as trustee of the Citizen Investment Trust, a mutual fund company, and as a director of the Federal Agricultural Mortgage Corporation (Farmer Mac) and Whitestone Capital Group, Inc.

    K. THOMAS KEMP has served as President and Chief Executive Officer of Fund American Enterprises Holdings, Inc. (formerly Fireman's Fund Corporation) since October 1997. From January 1991 to October 1997, Mr. Kemp served as Executive Vice President of Fund American. Mr. Kemp also has served as Chairman and Chief Executive Officer of White Mountains Holdings, Inc. since March 1997. From October 1994 to March 1997, Mr. Kemp served as President and Chief Executive Officer of White

Mountains. Mr. Kemp serves on the boards of directors of Fund American, White Mountains, Financial Security Assurance, Ltd., Main Street America Holdings Inc., Murray Lawrence (Bermuda), Ltd. and Haverford Industries, LLC.

    JEFFERSON W. KIRBY has been with Alleghany Corporation since 1992 and was appointed Vice President in 1994. From 1987 to 1990, he was with Bankers Trust Company, and from 1990 to 1992, he was with BT Securities Corp., each an affiliate of Bankers Trust New York Corporation. Mr. Kirby also is a director of Alleghany Asset Management, Inc., Connecticut Surety Corporation, The Covenant Group, Inc. and The F.M. Kirby Foundation, Inc., a charitable organization, and a trustee of Lafayette College and the Peck School.

    JOHN PETTWAY is the Manager of The Haverford Group, LLC, an investment company located in Park City, Utah, and is also the Chief Financial Officer for both Haverford Industries, LLC and Byrne & sons, 1.p., in which capacities he has served since July 1995. From June 1993 to June 1995, Mr. Pettway served as the Chief Financial Officer of Cirque Properties, LC. Prior to June 1993, Mr. Pettway was a practicing attorney at the firm of Adams & Associates in Alexandria, Virginia. Mr. Pettway serves as director of Haverford Industries, LLC and American Direct Business Insurance Agency, Inc.

    HENRY T. WILSON is the Managing Director of Northwood Ventures LLC and Northwood Capital Partners LLC, private equity investment firms based in Syosset, New York, with whom he has been associated since 1991. From 1989 to 1991, Mr. Wilson was a Vice President in the investment banking division of Merrill Lynch & Co. He serves on the boards of directors of Alliance National, Inc. and the Lion Brewery, Inc.

    PAUL R. WOOD has served since January 1993 as Vice President of Madison Dearborn Partners, Inc., a venture capital firm which is the general partner of Madison Dearborn Capital Partners II, L.P., a principal shareholder of the Company. Mr. Wood was with First Chicago Venture Capital from August 1983 to January 1993, and the venture capital unit of Continental Illinois Bank from January 1978 to August 1983. Mr. Wood serves on the boards of directors of Hines Horticulture, Inc., Intercontinental Art, Inc. and Woods Equipment Company.

    Each of the members of the Board of Directors is generally elected at the Company's Annual Meeting of Shareholders to serve until the next Annual Meeting or until his successor is duly qualified and elected.

COMMITTEES OF THE BOARD OF DIRECTORS

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

    COMPENSATION COMMITTEE. The members of the Company's Compensation Committee are K. Thomas Kemp (Chairman), Edward A. Fox and Charles E. Hugel. The Compensation Committee reviews and makes recommendations to the Board of Directors on matters concerning the salaries and other employee benefits for the Company's officers. Mr. Kemp is the Chairman and Chief Executive Officer of White Mountain Holdings, Inc., of which Mr. Keller is a member of the Board of Directors.

DIRECTOR COMPENSATION

    The directors of the Company have not received any compensation for serving on the Board of Directors or any committee or attending meetings thereof. The Board of Directors expects to approve the payment of compensation to non-executive directors beginning January 1, 1999. The Company is currently reviewing the director compensation levels of banks and bank holding companies in its peer group. All directors receive reimbursement of reasonable expenses incurred in attending Board and committee meetings and otherwise carrying out their duties.

ITEM 11.  EXECUTIVE COMPENSATION

    The following table sets forth information regarding the compensation received for the three fiscal years ended December 31, 1997 by the Chief Executive Officer and the three other most highly compensated executive officers of the Company (the "named executive officers"). All cash compensation was paid to the named executive officers by the Company.

                                                                                    LONG TERM COMPENSATION
                                                                     ANNUAL                 AWARDS
                                                                  COMPENSATION      -----------------------
                                                                ----------------    RESTRICTED   SECURITIES
                          NAME AND                              BASE                  STOCK      UNDERLYING      ALL OTHER
                     PRINCIPAL POSITION                         YEAR     SALARY     AWARDS($)     OPTIONS       COMPENSATION
------------------------------------------------------------    ----    --------    ---------    ----------     ------------
Robert P. Keller ...........................................    1997    $275,000    1,654,241(1)  364,300          $4,750
  President and Chief                                           1996    $185,240      203,788(2)    --             $1,316
  Executive Officer                                             1995    $ 37,500(3)    --           --             $3,918(4)

Richard Korsgaard ..........................................    1997(5) $176,500       --           --             $4,000
  Executive Vice President                                      1996    $  --          --           --             $--
  Construction Lending                                          1995    $  --          --           --             $--

Curt A. Christianssen ......................................    1997    $114,167       --          25,000          $4,750
  Executive Vice President                                      1996(6) $ 76,875       --           --             $2,316
  and Chief Financial Officer                                   1995    $  --          --           --             $--

------------------------

(1) Based upon 187,982 shares issued at an estimated market value of $8.80 per share. See "Price Range of Common Stock and Dividend Policy." If dividends are paid on the Common Stock, Mr. Keller's will receive dividends on his restricted stock. See "--Keller Employment Agreement--Restricted Stock Awards" for a discussion of both vesting and transferability restrictions.

(2) Based upon 25,796 shares issued at an estimated market value of $7.90 per share. See "Price Range of Common Stock and Dividend Policy." If dividends are paid on the Common Stock, Mr. Keller's will receive dividends on his restricted stock. See "--Keller Employment Agreement--Restricted Stock Awards" for a discussion of both vesting and transferability restrictions.

(3) Period from October 1, 1995 to December 31, 1995.

(4) Includes reimbursement for moving expenses.

(5) Includes base pay of $52,083, commissions of $51,500 and $3,270 in other compensation related to services provided to the Bank prior to the Eldorado Acquisition and excludes bonuses and deferred compensation of $77,542 paid by Eldorado Bancorp prior to the Eldorado Acquisition.

(6) Period from April 1, 1996 to December 31, 1996.

KELLER EMPLOYMENT AGREEMENT

    CAPACITY AND TERM. In July 1996, the Company entered into an employment agreement with Mr. Keller that was effective retroactive as of October 1, 1995. The Company has agreed to employ Mr. Keller as the Company's senior most executive officer, to nominate Mr. Keller to serve as a director of the Company, and to cause Mr. Keller to be elected as a director of each of the Company's subsidiaries that is a depository institution or otherwise a "significant subsidiary," as defined under SEC regulations. Mr. Keller's employment agreement has a three-year term, ending on September 30, 1999, and will be renewed automatically for successive one-year periods unless either the Company or Mr. Keller gives the other notice at least one year prior to the end of the term or any extension thereof.

    BASE SALARY. Mr. Keller's base salary under the employment agreement will depend upon the Company's consolidated assets. Mr. Keller's base salary currently is $300,000. If the Company's consolidated assets exceed $1.2 billion, Mr. Keller's base salary will become $350,000. For purposes of Mr. Keller's employment agreement, the Company's consolidated assets are calculated as of the end of each of the Company's fiscal quarters and are equal to the Company's average consolidated assets for the 6-month period then ended calculated on a daily basis in accordance with GAAP ("Average Consolidated Assets"), except that if the Company's consolidated assets as of the end of a fiscal quarter vary by more than 20 percent from the Average Consolidated Assets for the two consecutive quarters ended as of that date, the Company's consolidated assets as of that date are used for purposes of determining any adjustment to Mr. Keller's salary. If, subsequent to an increase in Mr. Keller's base salary, the amount of Average Consolidated Assets as of the end of any fiscal quarter is less than the most recently applied asset threshold for determining Mr. Keller's salary, Mr. Keller's base salary will be decreased, effective as of the beginning of the quarter next following the measurement date, in accordance with the salary schedule described above. If the Company's Average Consolidated Assets exceed $1.8 billion, Mr. Keller may request that the Compensation Committee of the Company's Board of Directors (the "Committee") consider and make a recommendation to the Company's Board of Directors whether it is appropriate to increase his annual salary. Mr. Keller's base salary, as so determined, is hereinafter referred to as his "Base Salary."

    RESTRICTED STOCK AWARDS. Mr. Keller's employment agreement generally obligates the Company to issue shares of restricted Common Stock (the "Restricted Stock") to Mr. Keller whenever, during the term of the agreement, the Company issues Common Stock or a Common Stock Equivalent (as defined in the employment agreement), including shares of Common Stock issued in the CSB and Eldorado acquisitions. Pursuant to his employment agreement, Mr. Keller will no longer be eligible to receive additional shares of Restricted Stock at such time as the Company has Tier 1 capital in excess of $125.0 million. See "Supervision and Regulation" for a definition of of Tier 1 capital. In addition, Mr. Keller will not be entitled to receive any Restricted Stock as a consequence of the sale of Common Stock or a Common Stock Equivalent to DCG or director qualifying shares to any director of a subsidiary of the Company or the award of employee stock options or the issuance of Common Stock upon the exercise thereof.

    For so long as he is eligible, the number of shares of Restricted Stock that will be issued to Mr. Keller will be equal to 3.0 percent of the sum of (x) the number of shares of Common Stock then to be issued by the Company or, in the case of the issuance of a Common Stock Equivalent, the number of shares of Common Stock which such Common Stock Equivalent may be converted into or exchanged for, and (y) the number of shares of Restricted Stock to be issued to Mr. Keller at that time.

    Subject only to restrictions on transferability and forfeiture conditions described below, Mr. Keller will have all the rights of a shareholder with respect to the Restricted Stock, including, without limitation, the right to vote the Restricted Stock and to receive any dividend or other distribution with respect thereto. Prior to the end of Restricted Period (described below), Mr. Keller may not sell, assign, transfer, pledge, hypothecate or otherwise encumber or transfer the Restricted Stock, except as permitted by the Committee. If Mr. Keller's employment under the employment agreement is terminated for cause (as defined in the employment agreement) prior to the end of the Restricted Period, or if Mr. Keller resigns from the Company during the Restricted Period without the consent of the Board of Directors of the Company, any Restricted Stock then outstanding will be forfeited to the Company without any payment to Mr. Keller.

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

    STOCK OPTION AWARDS. As provided in Mr. Keller's employment agreement, the Company's Board of Directors has adopted a stock option plan (the "Option Plan") pursuant to which the Board of Directors or the Committee has granted stock options to Mr. Keller and other officers of the Company and the Bank.

    Mr. Keller's employment agreement provides that promptly following the adoption of the Option Plan, the Company will grant to Mr. Keller an option exercisable for a number of shares of Common Stock equal to 50.0% of the shares in the Option Pool, and that if the Company thereafter increases the number of shares in the Option Pool (as defined herein), the Company will promptly grant to Mr. Keller an option exercisable for a number of shares of Common Stock equal to 50.0% of the amount by which the Company increases the Option Pool.

    Mr. Keller's employment agreement also specifies that the exercise price, vesting schedule and other terms of any stock option granted to him under the Option Plan will be substantially similar to the terms of any other contemporaneously granted stock option under the Option Plan, except that any stock option granted to Mr. Keller will (a) not have an exercise price less than the fair market value of the Common Stock at the time of grant; (b) to the extent the stock option has an escalating exercise price or a fixed exercise price with a premium over the then fair market value of the Common Stock, reflect an annual percentage increase of not greater than the then current yield to maturity of the most recently auctioned 5-year U.S. Treasury Notes; (c) vest over a period of not more than four years from the date of grant; (d) provide that if Mr. Keller's employment is terminated by the Company other than for cause (as defined Mr. Keller's employment agreement), the stock option will continue to be exercisable until such date as it would have expired if Mr. Keller had continued to be employed by the Company; and (e) provide that upon a Change in Control of the Company (as defined in Mr. Keller's employment agreement), any stock option then outstanding will become fully exercisable. See "--Stock Option Plan" for a discussion of the exercise price and vesting schedule structure of Mr. Keller's options.

    SUPPLEMENTAL RETIREMENT PROGRAM. Mr. Keller's employment agreement obligates the Company to provide supplemental retirement benefits through a nonqualified, unfunded arrangement equal up to 35% of Mr. Keller's Average Base Salary after seven years of service. The supplemental retirement benefit accrues and vests annually at the rate of 5% per year. The supplemental retirement benefit will be paid monthly for ten years commencing upon (a) the later of Mr. Keller's retirement date or age 65 or (b) Mr. Keller's death. Any retirement benefits remaining unpaid at Mr. Keller's death will be paid to his designated beneficiary.

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

OTHER EXECUTIVE EMPLOYMENT AGREEMENTS

    The Company also has entered into an employment agreement with Richard Korsgaard, Executive Vice President and severance agreements with other executive officers not subject to individual employment agreements.

    Mr. Korsgaard is employed by the Bank as Executive Vice President pursuant to a three-year employment agreement that expires October 20, 1998 (the "Korsgaard Agreement") that the Company assumed upon the consummation of the Eldorado Acquisition. The Korsgaard Agreement establishes a minimum base salary of $125,000. In the event Mr. Korsgaard is terminated by the Bank or any successor to the Bank without cause, he is entitled to receive a termination payment in an amount equal to the greater of the balance payable under the Korsgaard Agreement or twelve months of his then current base salary. The Korsgaard Agreement may not be terminated by an acquisition or dissolution of the Bank or the Company except in the event that proceedings for the liquidation of the Company or the Bank are commenced by regulatory authorities, in which case the Korsgaard Agreement, and all rights and benefits thereunder, would be terminated. A salary continuation program has been established for Mr. Korsgaard, under which Mr. Korsgaard (or, in the event of his death, his heirs) will receive $65,000 per year from the Bank for 15 years commencing upon his reaching age 65 or his death or disability, whichever first occurs.

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

STOCK OPTION PLAN

    GENERAL. The Company has adopted the Option Plan pursuant to which the Company's Board of Directors or the Compensation Committee (the "Committee") may grant stock options to Mr. Keller and other officers of the Company or any of its subsidiaries. The Option Plan provides only for the issuance of so-called "nonqualified" stock options (as compared to incentive stock options). As of December 31, 1997, options to purchase 389,300 shares of Common Stock were outstanding with an average exercise price of $10.25 per share.

    OPTION POOL. The maximum number of shares as to which options may be granted is referred to as the "Option Pool." As of December 31, 1997, the Option Pool consisted of 728,600 shares of Common Stock. Until such time as the Company has Tier 1 Capital of $125.0 million or more, if the Company issues any additional Common Stock or common stock equivalents, the number of shares in the Option Pool automatically increases such that the number of shares in the Option Pool will be equal to six percent of the sum of (i) the shares of Common Stock (and common stock equivalents) issued and outstanding immediately following such issuance and (ii) the number of shares in the Option Pool.

    EXERCISE PRICE STRUCTURE. The Option Plan authorizes the Committee to set the exercise price for each option grant. In the case of option grants to Mr. Keller, each portion of his award will have a separate, fixed exercise price as such portion vests over time. The exercise price for each separate tranche will increase progressively based upon a semi-annual compounding of a "base rate" using the 5-year U. S. Treasury rate in effect at the date of grant. See, for example, "--Option Grants in Last Fiscal Year."

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

    ACCELERATION EVENT EFFECT ON VESTING.

    MR. KELLER. Mr. Keller's options will become fully vested in connection with a change in control, which is defined in the Option Plan consistent with the definition of a change in control contained in Mr. Keller's employment agreement. In addition, Mr. Keller's options would become fully-vested if the Company were to terminate his employment agreement without cause or if he were to terminate the agreement for cause. Mr. Keller's options also would become fully-vested if he dies or becomes permanently disabled.

    OTHER OPTION HOLDERS. For all other option holders, the Option Plan provides for a "double trigger," unless the Committee otherwise specifies at the time it awards the option. Under the double trigger approach, the option would become fully vested if the option holder is actually or constructively terminated without cause during a two-year period following a change in control.

AGGREGATED FISCAL YEAR-END OPTION VALUES

    The following table shows certain information concerning the aggregate number of unexercised options to purchase Common Stock held by the named executive officers as of December 31, 1997. No options were exercised by the named executive officers during 1997.

                                                             NUMBER OF
                                                            SECURITIES          VALUE OF
                                                            UNDERLYING       UNEXERCISED IN-
                                                            UNEXERCISED     THE-MONEY OPTIONS
                                                            OPTIONS AT       AT DECEMBER 31,
                                                         DECEMBER 31, 1997        1997
                                                         -----------------  -----------------
                                                           EXERCISABLE/       EXERCISABLE/
                                                           UNEXERCISABLE      UNEXERCISABLE
Robert P. Keller ......................................       0/364,300(1)       0/$390,276(2)
  President and Chief Executive Officer
Curt A. Christianssen .................................        0/25,000(1)        0/$17,083(2)
  Senior Vice President

------------------------

(1) For information on the vesting schedule and exercise price per share see "Option Grants in Last Fiscal Year"

(2) Because of the lack of an active trading market in the Common Stock, such calculation assumes a Common Stock value of $12.00 per share at which the last known sale of Class B Common Stock occurred (See "Market for Issuer's Common Stock and Related Matters--Unregistered Sales of Securites.")

OPTION GRANTS IN LAST FISCAL YEAR

    The following table contains a summary of the grants of stock options made during the fiscal year ended December 31, 1997.

                                                           INDIVIDUAL GRANTS
                                         -----------------------------------------------------  POTENTIAL REALIZABLE
                                                      % OF TOTAL                                  VALUE AT ASSUMED
                                          NUMBER OF     OPTIONS                                 RATE OF STOCK PRICE
                                         SECURITIES   GRANTED TO                                  APPRECIATION FOR
                                         UNDERLYING    EMPLOYEES                                   OPTION TERM(1)
                                           OPTIONS     IN FISCAL   EXERCISE PRICE  EXPIRATION   --------------------
NAME                                       GRANTED       YEAR        ($/SH)(2)        DATE       5% ($)     10% ($)
---------------------------------------  -----------  -----------  --------------  -----------  ---------  ---------
Robert P. Keller ......................     154,750        39.7%      9.64/25,791     2/3/2003     83,867    190,919
  President and Chief Executive Officer                               9.94/25,791                  76,129    183,182
                                                                     10.24/25,791                  68,392    175,445
                                                                     10.54/25,791                  60,654    167,707
                                                                     10.86/25,791                  52,401    159,454
                                                                     11.20/25,795                  43,634    150,691
                                            209,550        53.9%     10.52/34,925    7/14/2003     82,832    227,795
                                                                     10.84/34,925                  71,656    216,619
                                                                     11.18/34,925                  59,782    204,745
                                                                     11.50/34,925                  48,606    193,569
                                                                     11.86/34,925                  36,033    180,996
                                                                     12.20/34,925                  24,158    169,121
Curt A. Christianssen .................      25,000         6.4%      10.52/4,166    6/30/2003      9,882     27,176
  Senior Vice President                                               10.84/4,166                   8,548     25,842
                                                                      11.18/4,166                   7,132     24,426
                                                                      11.50/4,166                   5,799     23,092
                                                                      11.86/4,166                   4,299     21,593
                                                                      12.20/4,170                   2,883     20,181

------------------------

(1) The market price at the date of grant was $9.62, based upon the price at which Common Stock was issued in connection with the Eldorado Acquisition.

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

                                                                   VOTING SECURITIES            ALL EQUITY SECURITIES
                                                            --------------------------------  --------------------------
                                                            BENEFICIALLY    PERCENTAGE OF     BENEFICIALLY PERCENTAGE OF
INVESTOR                                                       OWNED      VOTING SECURITIES      OWNED       CLASS(1)
----------------------------------------------------------  -----------  -------------------  -----------  -------------
Dartmouth Capital Group, L.P.(2)
Dartmouth Capital Group, Inc.
  Class B Common Stock....................................   3,000,617            36.4%        3,000,617         32.7%
  Special Common Stock....................................      --               --               --            --
  Series A Capital Securities.............................      --               --               --            --
  Series B Preferred Stock................................      --               --               --            --

Madison Dearborn Capital Partners II, L.P.(3)
  Class B Common Stock(4).................................      73,000             0.9%           73,000           .8%
  Special Common Stock(1).................................     742,516             9.0%        1,206,429         13.2%
  Series A Capital Securities.............................      --               --               --            --
  Series B Preferred Stock................................      --               --               58,296         50.0%

Olympus Growth Fund II, L.P.(5)
Olympus Executive Fund, L.P.
  Class B Common Stock(6).................................      73,000             0.9%           73,000           .8%
  Special Common Stock(1).................................     742,516             9.9%        1,206,429         13.2%
  Series A Capital Securities.............................      --               --               --            --
  Series B Preferred Stock................................      --               --               58,296         50.0%

Ernest J. Boch(7)
  Class B Common Stock....................................   1,198,814            14.5%        1,198,814         13.1%

F. M. Kirby(8)
  Class B Common Stock....................................     545,014             6.6%          545,014          5.9%

Shareholders of DCG General Partner as a Group (11
  shareholders)(9)(10)
  Class B Common Stock....................................   2,669,785            32.4%        2,669,785         29.1%

------------------------

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

                                                               NUMBER OF SHARES      PERCENT
                       NAME AND TITLE                            BENEFICIALLY      OF SHARES OF
                 OF OFFICER AND/OR DIRECTOR                          OWNED        VOTING COMMON
                 ---------------------------                   -----------------  --------------
Robert P. Keller(1)(2) ......................................         232,284            2.8%
  Director, President and Chief Executive Officer

Ernest J. Boch(1) ...........................................       1,198,814           14.5%
  Director

James A. Conroy(3) ..........................................         815,516            9.9%
  Director

Mitchell Johnson ............................................          48,591              *%
  Director

Edward A. Fox(1) ............................................         231,748            2.8%
  Director

Jefferson W. Kirby(1)(4) ....................................         204,700            2.5%
  Director

Charles E. Hugel(1) .........................................         168,862            2.0%
  Director

K. Thomas Kemp(1) ...........................................          21,430              *%
  Director

John B. Pettway(5) ..........................................         217,297            2.6%
  Director

Henry T. Wilson(6) ..........................................         200,270            2.4%
  Director

Paul R. Wood(7) .............................................         815,516            9.9%
  Director

Curt A. Christianssen(8) ....................................             500              *%
  Senior Vice President and Chief Financial Officer

Paul F. Rodeno(11) ..........................................              78              *%
  Executive Vice President Operations

All Directors and Executive Officers as a Group(1)(2)(12)....       4,155,606           50.4%

------------------------

  * Less than 1%

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

 (2) Includes 213,778 shares of restricted stock issued to Mr. Keller pursuant to the terms of his employment agreement, but excludes 364,300 shares of Class B Common Stock subject to employee stock options which are not exercisable within 60 days.

 (3) Includes 742,517 shares of voting Special Common Stock and 73,000 shares of Class B Common Stock owned in the aggregate by Olympus Growth Fund II, L.P. and Olympus Executive Fund, L.P. (collectively, "Olympus"). Mr. Conroy is a general partner of such entities. Mr. Conroy disclaims beneficial ownership of the shares of voting securities owned by Olympus.

 (4) Jefferson W. Kirby, the adult son of F. M. Kirby, disclaims any beneficial ownership interest in the shares of Class B Common Stock owned by his father. F. M. Kirby is a principal shareholder of the Company. See "--Security Ownership of Certain Beneficial Owners" above.

 (5) Includes 217,297 shares of Class B Common Stock held by Byrne & sons, 1.p., of which Mr. Pettway is the Chief Financial Officer.

 (6) Includes 160,206 shares and 40,064 shares of Class B Common Stock held by Northwood Ventures LLC and Northwood Capital Partners LLC, respectively, of which Mr. Wilson is a Managing Director.

 (7) Includes 742,517 shares of Voting Special Common Stock and 73,000 shares of Class B Common Stock owned by Madison Dearborn Capital Partners II, L.P. ("MDP"). MDP's sole general partner is Madison Dearborn Capital Partners II, whose sole general partner is Madison Dearborn Partners, Inc. Mr. Wood is an executive officer of Madison Dearborn Partners, Inc.

 (8) Excludes 30,000 shares of Class B Common Stock subject to employee stock options that are not exercisable within 60 days.

 (9) Excludes 15,000 shares of Class B Common Stock subject to an employee stock option that is not exercisable within 60 days.

 (10) Excludes 494,300 shares of Class B Common Stock subject to employee stock options that are not exercisable within 60 days.

ITEM 13.  CERTAIN TRANSACTIONS AND RELATED TRANSACTIONS

    Except as described in this Section, there are no existing or proposed material transactions between the Company or the Banks and any of the Company's executive officers, directors, or beneficial owners of more than 5% of the Common Stock, or the immediate family or associates of any of the foregoing persons.

FINANCING FOR ELDORADO ACQUISITION

    In December 1996, DCG and Peter H. Paulsen, a former director of the Company, loaned $4.3 million and $200,000, respectively, to fund the deposit that the Company was required to make prior to entering into the Eldorado Agreement. The principal amount of such loans was converted to 23,540 shares of Class B common stock upon the consummation of the Eldorado Acquisition at a price of $8.80 per share, and interest on such loans was converted to Class B Common Stock at a purchase price of $9.62 per share less the 1% commitment fee, which was the same price at which the remaining shares of Class B Common Stock and the Special Common were sold by the Company to fund the Eldorado Acquisition. See "Market for Issuer's Common Stock and Related Stockholder Matters."

    Also in December 1996, certain directors of the Company and other investors in DCG agreed to purchase up to approximately $15.2 million of Class B common Stock at a price of $9.62 per share, less a 1% commitment fee, to fund a portion of the Eldorado Acquisition. Approximately $12.4 million of this commitment was invested by such investors with 1,530,964 shares issued at the $9.62 per share price (less a 1% commitment fee), as described in more detail elsewhere in this report. See "Market for Issuer's Common Stock and Related Stockholder Matters." Of those shares, the following numbers of shares were purchased by persons who were then directors of the Company, affiliates of directors or nominees to become directors: (i) Ernest J. Boch (550,914 shares), Edward A. Fox (25,048 shares), Charles E. Hugel (8,712 shares), Robert P. Keller (5,956 shares), K. Thomas Kemp (5,730 shares), each of whom was a director of the Company in December 1996; (ii) Byrne & sons, 1.p. (55,897 shares); (iii) Northwood Ventures LLC and Northwood Capital Partners LLC (a total of 17,820 shares); and (iv) Mitchell A. Johnson (45,841 shares). John B. Pettway and Henry T. Wilson are directors of the Company and in December 1996 were directors of the DCG General Partner. Mr. Pettway is the Chief Financial Officer of Byrne & sons, 1.p., and Mr. Wilson is a Managing Director of Northwood Ventures LLC and Northwood Capital Partners LLC. Mr. Johnson became a director of the Company in 1997 contemporaneously with the closing of the Eldorado Acquisition.

    DCG also had agreed to purchase up to $6.8 million of Senior Securities (as defined elsewhere in this report) under certain circumstances. DCG invested $10.0 million at the consummation of the Eldorado Acquisition, which were sold in conjunction with a secondary offering of the Series A Capital Securities on July 15, 1997. See "Market for Issuer's Common Stock and Related Stockholder Matters."

SETTLEMENT WITH FORMER MAJORITY SHAREHOLDER

    In October 1997, the Company settled litigation that it had brought against the former majority shareholder of CSB, and certain other directors and officers of CSB arising out of the Company's acquisition of CSB in September 1996. At the time the Company commenced the litigation, the former majority shareholder was the beneficial owner of more than 5% the Class B Common Stock. As part of that settlement, the former majority shareholder returned to the Company and the Company canceled 212,091 shares of Class B Common Stock. Prior to that settlement, the Company's principal shareholders and certain directors and other shareholders purchased 500,000 shares of Class B Common Stock from the former majority shareholder for an aggregate purchase price of $6.0 million or $12.00 per share. Taken together, those transactions eliminated the former majority shareholder's ownership interest in the Company.

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

------------------------

*   Denotes Executive Compensation Plan or Arrangement

    (b) Reports on Form 8-K.

        1)  None.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the issuer has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                COMMERCE SECURITY BANCORP, INC.

Date:  October 13, 1998         By              /s/ ROBERT P. KELLER
                                     ------------------------------------------
                                                  Robert P. Keller
                                         PRESIDENT, CHIEF EXECUTIVE OFFICER

Date:  October 13, 1998         By           /s/ CURT A. CHRISTIANSSEN
                                     ------------------------------------------
                                               Curt A. Christianssen
                                               SENIOR VICE PRESIDENT

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

                                          /s/ PRICE WATERHOUSE LLP

                COMMERCE SECURITY BANCORP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CONDITION

                           DECEMBER 31, 1997 AND 1996

                                                                               DECEMBER 31,
                                                                        --------------------------
                                                                            1997          1996
                                                                        ------------  ------------
                                              ASSETS

Cash and due from banks...............................................  $ 81,030,000  $ 32,522,000
Federal funds sold....................................................    40,000,000    13,700,000
Interest bearing deposits in other financial institutions.............       --            338,000
Held-to-maturity investment securities................................       --         20,025,000
Available-for-sale investment securities..............................    67,295,000    15,175,000
Mortgage loans held for sale..........................................    96,230,000    64,917,000
Loans and leases, net.................................................   509,653,000   256,041,000
Servicing sale receivable.............................................     1,247,000     2,870,000
Premises and equipment, net...........................................    11,232,000     3,911,000
Real estate acquired through foreclosure, net.........................     2,740,000     3,635,000
Intangibles arising from acquisitions, net............................    66,769,000    10,736,000
Accrued interest receivable and other assets..........................    26,159,000    13,190,000
                                                                        ------------  ------------
    Total assets......................................................  $902,355,000  $437,060,000
                                                                        ------------  ------------
                                                                        ------------  ------------

                See notes to consolidated financial statements.

                COMMERCE SECURITY BANCORP, INC. AND SUBSIDIARIES

                           DECEMBER 31, 1997 AND 1996

                                                                                DECEMBER 31,
                                                                        -----------------------------
                                                                            1997            1996
                                                                        -------------   -------------
                                LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
  Demand:
    Non-interest bearing..............................................  $ 289,344,000   $ 126,885,000
    Interest bearing..................................................     97,416,000      38,602,000
  Savings:
    Regular...........................................................     98,465,000      42,190,000
    Money market......................................................     98,189,000      25,662,000
  Time:
    Under $100,000....................................................     99,713,000     123,789,000
    $100,000 or more..................................................     82,076,000      25,903,000
                                                                        -------------   -------------
      Total deposits..................................................    765,203,000     383,031,000
Federal funds purchased...............................................      2,050,000        --
Due to related parties................................................       --             4,500,000
Accrued expenses and other liabilities................................     12,172,000       8,220,000
Mandatory convertible debentures......................................        537,000         537,000
Subordinated debentures...............................................     27,657,000        --
                                                                        -------------   -------------
      Total liabilities...............................................    807,619,000     396,288,000

Commitments and contingencies (Note 17)
Shareholders' equity:
  Preferred stock, $.01 par value, 1,500,000 shares authorized;
    116,593 and -0- issued and outstanding at December 31, 1997 and
    1996, respectively................................................     11,659,000        --
  Special common stock, $.01 par value, 9,651,600 shares authorized,
    4,825,718 and -0- issued and outstanding at December 31, 1997 and
    1996, respectively................................................         48,000        --
  Common stock, $.01 par value, 50,000,000 shares authorized;
    13,521,679 issued and outstanding at December 31, 1997 and
    9,697,430 at December 31, 1996....................................        135,000          97,000
  Additional paid-in capital..........................................     83,855,000      42,394,000
  Retained earnings (deficit).........................................        524,000      (1,736,000)
  Unearned compensation...............................................     (1,509,000)       --
  Unrealized gain on securities available-for-sale....................         24,000          17,000
                                                                        -------------   -------------
      Total shareholders' equity......................................     94,736,000      40,772,000
                                                                        -------------   -------------
      Total liabilities and shareholders' equity......................  $ 902,355,000   $ 437,060,000
                                                                        -------------   -------------
                                                                        -------------   -------------

                See notes to consolidated financial statements.

                COMMERCE SECURITY BANCORP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS

               FOR YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

                                                                           FOR THE YEARS ENDED DECEMBER 31,
                                                                        --------------------------------------
                                                                           1997         1996          1995
                                                                        -----------  -----------  ------------
Interest income:
  Interest and fees on loans..........................................  $43,103,000  $14,782,000  $  4,086,000
  Income from lease finance receivables...............................    4,127,000    1,601,000       --
                                                                        -----------  -----------  ------------
  Interest and dividend on securities.................................    4,979,000    1,968,000       311,000
  Interest on Federal funds sold......................................    1,286,000      934,000       117,000
  Interest on deposits with other financial institutions..............      --            67,000        54,000
                                                                        -----------  -----------  ------------
    Total interest income.............................................   53,495,000   19,352,000     4,568,000
Interest expense:
  Interest bearing demand.............................................    1,325,000      686,000       149,000
  Money market........................................................    2,336,000      493,000       --
  Savings.............................................................    5,117,000    1,150,000       346,000
  Time................................................................    9,365,000    5,241,000     1,075,000
  Debentures..........................................................    1,908,000       74,000       181,000
  Federal funds purchased.............................................      563,000      --            --
                                                                        -----------  -----------  ------------
    Total interest expense............................................   20,614,000    7,644,000     1,751,000
                                                                        -----------  -----------  ------------
    Net interest income                                                  32,881,000   11,708,000     2,817,000
Provision for loan and lease losses...................................    1,495,000      515,000       295,000
                                                                        -----------  -----------  ------------
  Net interest income after provision for loan and lease losses.......   31,386,000   11,193,000     2,522,000
Non-interest income:
  Service charges on deposit accounts.................................    2,675,000    2,911,000       464,000
  Gain on sale of mortgage loans......................................    6,887,000    1,727,000       --
  Other income........................................................    5,342,000      261,000       232,000
                                                                        -----------  -----------  ------------
    Total non-interest income.........................................   14,904,000    4,899,000       696,000
Non-interest expense:
  Salaries and employee benefits......................................   16,172,000    6,816,000     1,811,000
  Occupancy and equipment.............................................    5,959,000    2,726,000       861,000
  Professional, regulatory and other services.........................    1,230,000      733,000       346,000
  Legal...............................................................    1,437,000      453,000       113,000
  Insurance...........................................................      637,000      262,000       114,000
  Losses and carrying cost of OREO....................................      382,000      288,000       531,000
  Provision for recourse obligation (Note 6)..........................    2,021,000      --            --
  Amortization of goodwill and other intangibles......................    2,514,000      268,000       --
  Other...............................................................    9,336,000    3,724,000       515,000
                                                                        -----------  -----------  ------------
    Total non-interest expense........................................   39,688,000   15,270,000     4,291,000
                                                                        -----------  -----------  ------------
Income (loss) before taxes and extraordinary item.....................    6,602,000      822,000    (1,073,000)
Income tax benefit (provision)........................................   (3,612,000)   1,503,000       443,000
                                                                        -----------  -----------  ------------
Income (loss) before extraordinary item...............................    2,990,000    2,325,000      (630,000)
Extraordinary item:
  Gain on forgiveness of debt, net of income taxes of $443,000........      --           --            625,000
                                                                        -----------  -----------  ------------
    Net income (loss).................................................  $ 2,990,000  $ 2,325,000  $     (5,000)
                                                                        -----------  -----------  ------------
                                                                        -----------  -----------  ------------
Net income available to common shareholders...........................  $ 2,260,000  $ 2,325,000  $     (5,000)
Earnings per share (basic)............................................  $      0.15  $      0.44  $      (0.02)
Earnings per share (dilutive).........................................  $      0.13  $      0.44  $      (0.02)

                See notes to consolidated financial statements.

                COMMERCE SECURITY BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                       DECEMBER 31, 1997, 1996, AND 1995

                                                                                          CLASS B
                                         PREFERRED                                         COMMON
                                           STOCK              SPECIAL COMMON STOCK         STOCK
                                    ------------------- -------------------------------- ----------
                                    NUMBER                                    ADDITIONAL
                                      OF     PREFERRED  NUMBER OF   COMMON     PAID-IN   NUMBER OF
                                    SHARES     STOCK     SHARES      STOCK     CAPITAL     SHARES
                                    ------- ----------- --------- ----------- ---------- ----------
Balance at December 31, 1994.......   --    $   --         --     $   --      $   --        564,145
Merger and reverse stock split (1
  for 21)(Note 2)..................   --        --         --         --          --       (537,281)
Stock dividend.....................   --        --         --         --          --         26,864
Issuance of common stock...........   --        --         --         --          --        841,739
Net loss...........................   --        --         --         --          --         --
                                    ------- ----------- --------- ----------- ---------- ----------
Balance at December 31, 1995.......   --        --         --         --          --        895,467
Fractional share adjustment........   --        --         --         --          --             34
Issuance of common
  stock--Liberty...................   --        --         --         --          --      3,432,105
Issuance of common
  stock--Commerce..................   --        --         --         --          --      5,369,824
Unrealized gain on securities
  available for sale...............   --        --         --         --          --         --
Net income.........................   --        --         --         --          --         --
                                    ------- ----------- --------- ----------- ---------- ----------
Balance at December 31, 1996.......   --        --         --         --          --      9,697,430
Issuance of preferred
  stock--Eldorado.................. 116,593  11,659,000
Issuance of common stock--Eldorado    --        --      4,825,718      48,000 23,164,000  3,820,875
Restricted stock issuance..........                                              427,556      4,000
Compensation expense...............
Cancellation of shares (Note 12)...   --        --         --         --          --       (424,182)
Unrealized gain on securities
  available for sale...............   --        --         --         --          --         --
Net income                            --        --         --         --          --         --
Preferred dividends                   --        --         --         --          --         --
                                    ------- ----------- --------- ----------- ---------- ----------
Balance at December 31, 1997        116,593 $11,659,000 4,825,718 $    48,000 $23,164,000 13,521,679
                                    ------- ----------- --------- ----------- ---------- ----------
                                    ------- ----------- --------- ----------- ---------- ----------


                                                                                        UNREALIZED
                                                                                        GAIN ON
                                                                                        SECURITIES
                                                  ADDITIONAL   RETAINED                 AVAILABLE
                                       COMMON       PAID-IN    EARNINGS     UNEARNED      FOR
                                       STOCK        CAPITAL    (DEFICIT)  COMPENSATION   SALE      TOTAL
                                    ------------  ----------- ----------- ------------  ------- -----------
Balance at December 31, 1994....... $  2,951,000  $   --      $(3,899,000) $   --       $--     $  (948,000)
Merger and reverse stock split (1
  for 21)(Note 2)..................   (2,951,000)   2,951,000     --          --         --               0
Stock dividend.....................        1,000      156,000    (157,000)     --        --               0
Issuance of common stock...........        8,000    4,486,000     --          --         --       4,494,000
Net loss...........................      --           --           (5,000)     --        --          (5,000)
                                    ------------  ----------- ----------- ------------  ------- -----------
Balance at December 31, 1995.......        9,000    7,593,000  (4,061,000)     --        --       3,541,000
Fractional share adjustment........                                           --
Issuance of common
  stock--Liberty...................       34,000   13,373,000     --          --         --      13,407,000
Issuance of common
  stock--Commerce..................       54,000   21,428,000     --          --         --      21,482,000
Unrealized gain on securities
  available for sale...............      --           --          --          --        17,000       17,000
Net income.........................      --           --        2,325,000     --         --       2,325,000
                                    ------------  ----------- ----------- ------------  ------- -----------
Balance at December 31, 1996.......       97,000   42,394,000  (1,736,000)              17,000   40,772,000
Issuance of preferred
  stock--Eldorado..................                                                              11,659,000
Issuance of common stock--Eldorado        38,000   17,966,000     --          --         --      41,216,000
Restricted stock issuance..........    2,008,000      --       (2,012,000)     --          0
Compensation expense...............                   503,000     --          503,000
Cancellation of shares (Note 12)...       (4,000)  (1,677,000)     --         --         --      (1,681,000)
Unrealized gain on securities
  available for sale...............      --           --          --          --        7,000         7,000
Net income                               --           --          --        2,990,000    --       2,990,000
Preferred dividends                      --           --         (730,000)     --        --        (730,000)
                                    ------------  ----------- ----------- ------------  ------- -----------
Balance at December 31, 1997        $    135,000  $60,691,000 $   524,000 ($1,509,000)  $24,000 $94,736,000
                                    ------------  ----------- ----------- ------------  ------- -----------
                                    ------------  ----------- ----------- ------------  ------- -----------

                 See notes to consolidated financial statement

                COMMERCE SECURITY BANCORP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                                               FOR THE YEARS ENDED DECEMBER 31,
                                                                        ----------------------------------------------
                                                                             1997             1996            1995
                                                                        --------------   --------------   ------------
Operating Activities:
  Net income (loss)...................................................  $    2,990,000   $    2,325,000   $     (5,000)
  Adjustments to reconcile net income (loss) to net cash provided by
    (used in) operating activities:
    Provision for loan and lease losses...............................       1,495,000          515,000        295,000
    Provision for loss on real estate acquired through foreclosure....         176,000           72,000        383,000
    Gain on sale of mortgage loans....................................      (6,887,000)      (1,727,000)       --
    Loss on sale of premises and equipment............................          11,000           85,000        --
    (Gain) loss on sale of real estate owned..........................          45,000         (135,000)       --
    Net gain on sale of securities....................................        (221,000)        --              --
    Depreciation and amortization.....................................       1,702,000          642,000        201,000
    Amortization of goodwill and other intangibles....................       2,514,000          178,000        --
    Accretion/amortization related to securities, net.................       1,103,000         (252,000)       --
    Amortization of deferred compensation.............................         503,000         --              --
    Amortization of deferred loan fees and costs......................      (1,209,000)        (109,000)        (6,000)
    Accretion of mortgage servicing asset.............................          32,000         --              --
    Provision (benefit) of deferred taxes.............................       2,087,000       (1,503,000)      (443,000)
    Mortgage loans originated for sale................................    (889,175,000)    (242,339,000)       --
    Proceeds from sales of loans and servicing........................     898,729,000      262,219,000        --
    Mortgage servicing rights purchased and originated................        --               (275,000)       --
    Equity in loss of real estate joint venture.......................         254,000           56,000        --
    Extraordinary item-gain on forgiveness of debt....................        --               --           (1,068,000)
    Decrease in servicing sale receivable.............................       1,623,000         --              --
    Increase in loans held for sale...................................     (31,313,000)     (47,769,000)       --
    Other, net........................................................       3,963,000       (6,700,000)       469,000
                                                                        --------------   --------------   ------------
        Net cash used in operating activities.........................     (11,578,000)     (34,717,000)      (174,000)
                                                                        --------------   --------------   ------------
Investing Activities:
  Decrease in interest bearing deposits with other financial
    institutions......................................................         338,000        1,241,000         89,000
  Purchases of investment securities..................................     (44,594,000)     (32,445,000)    (5,890,000)
  Proceeds from maturities of investment securities...................      55,253,000       56,627,000      3,416,000
  Proceeds from the sales of investment securities....................      55,150,000         --              --
  Loans/leases originated for portfolio, net of principal repayment...     (29,149,000)     (29,022,000)     5,807,000
  Purchases of premises and equipment.................................      (1,337,000)        (860,000)       (19,000)
  Proceeds from sale of premises and equipment........................          98,000           56,000        --
  Proceeds from sale of real estate acquired through foreclosure......       3,901,000        4,188,000        476,000
  Capital expenditures for other real estate owned....................         (26,000)      (2,256,000)       --
  Purchase of Liberty National Bank, net of cash received.............        --              7,283,000        --
  Purchase of Commerce Security Bank, net of cash received............        --             53,175,000        --
  Purchase of Eldorado Bank, net of cash received.....................     (61,299,000)        --              --
                                                                        --------------   --------------   ------------
        Net cash (used in) provided by investing activities...........     (21,665,000)      57,987,000      3,879,000
                                                                        --------------   --------------   ------------

                See notes to consolidated financial statements.

                COMMERCE SECURITY BANCORP, INC. AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                                        ---------------------------------------------
                                                                             1997            1996            1995
                                                                        --------------   -------------   ------------
Financing Activities:
  Net increase (decrease) in deposits.................................      39,235,000     (22,377,000)    (4,445,000)
  Issuance of subordinated debentures.................................      27,657,000        --              --
  Issuance of preferred stock.........................................      11,659,000        --              --
  Issuance of common stock............................................      18,004,000      34,889,000      4,494,000
  Issuance of special common stock....................................      23,212,000        --              --
  Payment of preferred dividends......................................        (730,000)       --              --
  Repayment of notes payable to shareholder...........................        --              --             (656,000)
  Proceeds from issuance of notes payable to related parties..........        --             4,500,000        --
  Net decrease in other borrowings....................................     (10,986,000)       --              --
                                                                        --------------   -------------   ------------
        Net cash (used in) provided by financing activities...........     108,051,000      17,012,000       (607,000)
                                                                        --------------   -------------   ------------
Net increase in cash and cash equivalents.............................      74,808,000      40,282,000      3,098,000
Cash and cash equivalents at beginning of period......................      46,222,000       5,940,000      2,842,000
                                                                        --------------   -------------   ------------
Cash and cash equivalents at end of period............................  $  121,030,000   $  46,222,000   $  5,940,000
                                                                        --------------   -------------   ------------
                                                                        --------------   -------------   ------------
Supplemental disclosures of cash flow information:
  Cash paid for interest on deposits..................................  $   18,643,000   $   7,670,000   $  1,673,000
  Cash paid for income taxes..........................................       1,525,000        --                2,000
Supplemental disclosures of non-cash investing activities:
  Loans transferred to foreclosed real estate.........................       3,483,000       2,526,000        982,000
  Loans originated to finance the sale of real estate.................        --              --              371,000
  Transfer of securities from held to maturity to available for sale
    (Note 4)..........................................................      15,004,000        --              --
Supplemental disclosures of non-cash financing activities:
  Issuance of restricted stock........................................       2,012,000        --              --

                See notes to consolidated financial statements.

                COMMERCE SECURITY BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       DECEMBER 31, 1997, 1996, AND 1995

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

RISKS AND UNCERTAINTIES

    In the normal course of its business, the Company encounters two significant types of risk: economic and regulatory. Economic risk is comprised of three components--interest rate risk, credit risk and market risk. The Company is subject to interest rate risk to the degree that its interest-bearing liabilities mature and reprice at different speeds, or on a different basis, than its interest-bearing assets. Credit risk is the risk of default on the Company's loan portfolio that results from the borrower's inability or unwillingness to make contractually required payments. Market risk results from changes in the value of assets and liabilities which may impact, favorably or unfavorably, the realizability of those assets and liabilities.

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

                COMMERCE SECURITY BANCORP, INC. AND SUBSIDIARIES

                       DECEMBER 31, 1997, 1996, AND 1995

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)
    In February 1997 the FASB issued SFAS 128, "Earnings per Share." This Statement established new standards for computing and presenting earnings per share and requires all prior period earnings per share data be restated to conform with the provisions of the statement. Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of shares outstanding during the period, as restated for shares issued in business combinations accounted for as poolings-of-interests and stock dividends. Diluted earnings per share is computed using the weighted average number of shares determined for the basic computation plus the number of shares of common stock that would be issued assuming all contingently issuable shares having a dilutive effect on earnings per share were outstanding for the period.

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

    Investment securities classified as held-to-maturity are carried at cost, adjusted for the amortization of premiums and the accretion of discounts. Premiums and discounts are amortized and accreted to operations using the straight line method, which management believes approximates the interest method. Management has the intent and ability to hold these assets as long-term investments until their expected maturities. Under certain circumstances, including the significant deterioration of the issuer's credit

                COMMERCE SECURITY BANCORP, INC. AND SUBSIDIARIES

                       DECEMBER 31, 1997, 1996, AND 1995

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED) worthiness or a significant change in tax-exempt status or statutory or regulatory requirements, securities classified as held-to-maturity may be sold or transferred to another classification.

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

    The Company adopted SFAS 114, "Accounting by Creditors for Impairment of a Loan," and SFAS 118, "Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosures," as of January 1, 1995. SFAS 114 requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. When the measure of the impaired loan is less than the recorded balance of the loan, the impairment is recorded through a valuation allowance included in the allowance for loan and lease losses. The Company had previously measured the allowance for loan and lease losses using methods similar to those prescribed in SFAS 114. As a result, no additional provision was required by the adoption of this pronouncement.

                COMMERCE SECURITY BANCORP, INC. AND SUBSIDIARIES

                       DECEMBER 31, 1997, 1996, AND 1995

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)
    The Company considers all loans impaired when it is probable that both interest and principal will not be collected in accordance with the contractual terms of the agreement. All loans that are ninety days or more past due, or have been restructured to provide a reduction in the interest rate or a deferral of interest or principal are automatically included in this category.

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

                COMMERCE SECURITY BANCORP, INC. AND SUBSIDIARIES

                       DECEMBER 31, 1997, 1996, AND 1995

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)

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

REAL ESTATE ACQUIRED THROUGH FORECLOSURE

    Real estate acquired in settlement of loans is recorded at the lower of the unpaid balance of the loan at settlement date or the fair value less estimated costs to sell. A valuation allowance is established to reflect declines in value subsequent to foreclosure, if any, below the new basis. Required developmental

                COMMERCE SECURITY BANCORP, INC. AND SUBSIDIARIES

                       DECEMBER 31, 1997, 1996, AND 1995

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED) costs associated with foreclosed property under construction are capitalized and considered in determining the fair value of the property. Operating expenses of such properties, net of related income, and gains and losses on their disposition are included in other non-interest expenses.

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

                COMMERCE SECURITY BANCORP, INC. AND SUBSIDIARIES

                       DECEMBER 31, 1997, 1996, AND 1995

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)
PER SHARE DATA

    All earnings per share amounts reflect the implementation of SFAS 128, "Earnings per Share." The weighted average number of common shares outstanding for basic and diluted earnings per share computations are as follows:

                                                       1997        1996       1995
                                                    ----------  ----------  ---------
NUMERATOR:

Net income (loss) before extraordinary item.......  $2,990,000  $2,325,000  $(630,000)
Less:  preferred stock dividend...................    (730,000)     --         --
                                                    ----------  ----------  ---------
Net income (loss) before extraordinary item
  applicable to common shares (Basic).............   2,260,000   2,325,000   (630,000)
Extraordinary item................................      --          --        625,000
                                                    ----------  ----------  ---------
Net income (loss) applicable to common shares.....   2,260,000   2,325,000     (5,000)
Effect of dilutive securities.....................      --          --         --
                                                    ----------  ----------  ---------

Net income (Dilutive).............................  $2,260,000  $2,325,000  $  (5,000)
                                                    ----------  ----------  ---------
                                                    ----------  ----------  ---------

DENOMINATOR:

Weighted average common shares outstanding
  (Basic).........................................  14,813,125   5,300,773    268,198
Dilutive options and warrants.....................   2,456,177      --         --
                                                    ----------  ----------  ---------
Weighted average common stock outstanding
  (Dilutive)......................................  17,269,302   5,300,773    268,198
                                                    ----------  ----------  ---------
                                                    ----------  ----------  ---------

EARNINGS (LOSS) PER SHARE:

Basic:
  Net income (loss) before extraordinary item.....  $     0.15  $     0.44  $   (2.35)
  Extraordinary item..............................      --          --           2.33
                                                    ----------  ----------  ---------
  Net income (loss)...............................  $     0.15  $     0.44  $   (0.02)
                                                    ----------  ----------  ---------
                                                    ----------  ----------  ---------

Dilutive:
  Net income (loss) before extraordinary item.....  $     0.13  $     .044  $   (2.35)
  Extraordinary item..............................      --          --           2.33
                                                    ----------  ----------  ---------
  Net income (loss)...............................  $     0.13  $     0.44  $   (0.02)
                                                    ----------  ----------  ---------
                                                    ----------  ----------  ---------

RECLASSIFICATIONS

    Certain prior year amounts have been reclassified to conform with the 1997 presentation.

ESTIMATES

    The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts

                COMMERCE SECURITY BANCORP, INC. AND SUBSIDIARIES

                       DECEMBER 31, 1997, 1996, AND 1995

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED) of assets, liabilities and disclosures in the consolidated financial statements. Actual results could differ from those estimates.

NOTE 2--ACQUISITIONS AND 1996 REORGANIZATION:

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

    The Liberty, Commerce, and Eldorado Acquisition's were accounted for using the purchase method of accounting in accordance with APB Opinion 16, "Business Combinations". Under this method of accounting, the purchase price was allocated to the assets acquired and deposits and liabilities assumed based on their fair values as of the acquisition date. The consolidated financial statements include the

                COMMERCE SECURITY BANCORP, INC. AND SUBSIDIARIES

                       DECEMBER 31, 1997, 1996, AND 1995

NOTE 2--ACQUISITIONS AND 1996 REORGANIZATION: (CONTINUED)

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

                                                     PRO FORMA COMBINED FOR
                                                    YEARS ENDED DECEMBER 31,
                                                    -------------------------
                                                       1997          1996
                                                    (UNAUDITED)  (UNAUDITED)
                                                    -----------  ------------
Interest Income...................................  $65,648,000  $ 60,876,000
Interest Expense..................................   25,182,000    24,483,000
                                                    -----------  ------------

Net interest income...............................   40,466,000    36,393,000
Provision for loan and lease losses...............    1,495,000     1,158,000
                                                    -----------  ------------
Net interest income after provision for loan and
  lease losses....................................   38,971,000    35,235,000
Non-interest income...............................   16,667,000    14,956,000
Non-interest expense..............................   48,407,000    53,508,000
                                                    -----------  ------------

Income (loss) before taxes........................    7,231,000    (3,317,000)
Income tax (benefit) provision....................    4,141,000    (2,231,000)
                                                    -----------  ------------

Net income (loss).................................  $ 3,090,000  $ (1,086,000)
                                                    -----------  ------------
                                                    -----------  ------------

NOTE 3--CASH AND DUE FROM BANKS:

    The Bank is required to maintain average reserve balances with the Federal Reserve Bank. Included in cash and due from banks in the consolidated statement of financial condition are restricted amounts aggregating $1,779,000 and $1,775,000 at December 31, 1997 and 1996, respectively.

                COMMERCE SECURITY BANCORP, INC. AND SUBSIDIARIES

                       DECEMBER 31, 1997, 1996, AND 1995

NOTE 4--INVESTMENT SECURITIES:

    At December 31, 1997 and 1996, the Company's investment portfolio is as follows:

                                                                  DECEMBER 31, 1997
                                                    ---------------------------------------------
                                                                  GROSS UNREALIZED     ESTIMATED
                                                     AMORTIZED   ------------------     MARKET
                                                       COST       GAINS    LOSSES        VALUE
                                                    -----------  -------  ---------   -----------
Available for Sale:

  U.S. Treasury...................................  $21,415,000  $51,000  $  --       $21,466,000
  U.S. Government agencies........................   13,460,000    --        --        13,460,000
  State and municipal securities..................      615,000    --        --           615,000
  Mortgage-backed securities......................   30,725,000    --        (9,000)   30,716,000
  Corporate bonds.................................    1,038,000    --        --         1,038,000
                                                    -----------  -------  ---------   -----------

    Total.........................................  $67,253,000  $51,000  $  (9,000)  $67,295,000
                                                    -----------  -------  ---------   -----------
                                                    -----------  -------  ---------   -----------

                                                                  DECEMBER 31, 1997
                                                    ---------------------------------------------
                                                                  GROSS UNREALIZED     ESTIMATED
                                                     AMORTIZED   ------------------     MARKET
                                                       COST       GAINS    LOSSES        VALUE
                                                    -----------  -------  ---------   -----------
Available for Sale:

  U.S. Treasury...................................  $14,394,000  $25,000  $  (9,000)  $14,410,000
  State and municipal securities..................      761,000    4,000     --           765,000
                                                    -----------  -------  ---------   -----------

    Total.........................................  $15,155,000  $29,000  $  (9,000)  $15,175,000
                                                    -----------  -------  ---------   -----------
                                                    -----------  -------  ---------   -----------

                                                                  DECEMBER 31, 1997
                                                    ----------------------------------------------
                                                                  GROSS UNREALIZED      ESTIMATED
                                                     AMORTIZED   -------------------     MARKET
                                                       COST       GAINS     LOSSES        VALUE
                                                    -----------  -------  ----------   -----------
Held to Maturity:
U.S. Treasury.....................................  $   499,000  $ 3,000  $   --       $   502,000
U.S. Government agencies..........................   19,226,000   30,000    (150,000)   19,106,000
State and municipal securities....................      300,000    3,000      (1,000)      302,000
                                                    -----------  -------  ----------   -----------
Total.............................................  $20,025,000  $36,000  $ (151,000)  $19,910,000
                                                    -----------  -------  ----------   -----------
                                                    -----------  -------  ----------   -----------

    In conjunction with the Bank Mergers the Company changed its intent to hold to maturity those securities classified as such. Accordingly, the Company reclassified those securities that had an amortized cost of $15,495,000 and an unrealized gain of $10,000 to available-for-sale and recorded them at estimated fair value.

                COMMERCE SECURITY BANCORP, INC. AND SUBSIDIARIES

                       DECEMBER 31, 1997, 1996, AND 1995

NOTE 4--INVESTMENT SECURITIES: (CONTINUED)

    Amortized cost and estimated market value of debt securities at December 31, 1997, by contractual maturity, are shown below.

                                                                  ESTIMATED
                                                     AMORTIZED     MARKET
                                                       COST         VALUE
                                                    -----------  -----------
Due in one year or less...........................  $23,825,000  $23,875,000
Due after one year through five years.............    8,980,000    8,982,000
Due after five years through ten years............   25,867,000   25,861,000
Due after ten years...............................    8,581,000    8,577,000
                                                    -----------  -----------
        Subtotal..................................  $67,253,000  $67,295,000
                                                    -----------  -----------
                                                    -----------  -----------

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

NOTE 5--LOANS AND LEASES:

    The loan and lease portfolio consists of the various types of loans and leases that are classified as held to maturity and available for sale. These loans and leases by major type are as follows:

                                                            DECEMBER 31,
                                                    -----------------------------
                                                        1997            1996
                                                    -------------   -------------
Commercial real estate............................  $ 235,244,000   $  86,397,000
Residential real estate...........................    128,362,000     106,567,000
Real estate construction..........................     30,651,000      12,352,000
Consumer..........................................     62,323,000      22,512,000
Commercial........................................    115,919,000      47,772,000
Land..............................................      4,966,000       6,460,000
Direct financing leases...........................     40,819,000      46,498,000
                                                    -------------   -------------
                                                      618,284,000     328,558,000

Less:
    Allowance for loan and lease losses...........     (9,395,000)     (5,156,000)
    Deferred loan fees and costs..................     (3,006,000)     (2,444,000)
                                                    -------------   -------------
Loans and leases, net.............................  $ 605,883,000   $ 320,958,000
                                                    -------------   -------------
                                                    -------------   -------------

                COMMERCE SECURITY BANCORP, INC. AND SUBSIDIARIES

                       DECEMBER 31, 1997, 1996, AND 1995

NOTE 5--LOANS AND LEASES: (CONTINUED)
    The components of the Bank's leases receivable are summarized below:

                                                     YEARS ENDED DECEMBER 31,
                                                    ---------------------------
                                                        1997           1996
                                                    ------------   ------------
Furniture minimum lease payments..................  $ 46,797,000   $ 53,508,000
Residuals.........................................       796,000        511,000
Initial direct cots...............................     1,363,000      1,018,000
Unearned income...................................    (8,137,000)    (8,539,000)
                                                    ------------   ------------
Total.............................................  $ 40,819,000   $ 46,498,000
                                                    ------------   ------------
                                                    ------------   ------------

    An analysis of the activity in the allowance for loan and lease losses is as follows:

                                                     YEARS ENDED DECEMBER 31,
                                                    ---------------------------
                                                        1997           1996
                                                    ------------   ------------
Balance at beginning of year......................  $  5,156,000   $    639,000
Balance acquired..................................     4,076,000      4,382,000
Provision for loan and lease losses...............     1,495,000        515,000
Loans charged off.................................    (2,503,000)      (650,000)
Loan recoveries...................................     1,171,000        270,000
                                                    ------------   ------------
Balance at end of year............................  $  9,395,000   $  5,156,000
                                                    ------------   ------------
                                                    ------------   ------------

    At December 31, 1997, future minimum lease payments receivable are as follows:

1998..............................................  $25,348,000
1999..............................................   13,730,000
2000..............................................    5,970,000
2001..............................................    1,653,000
2002..............................................       94,000
Thereafter........................................        2,000
                                                    -----------
Total.............................................  $46,797,000
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

                COMMERCE SECURITY BANCORP, INC. AND SUBSIDIARIES

                       DECEMBER 31, 1997, 1996, AND 1995

NOTE 5--LOANS AND LEASES: (CONTINUED)

    The following table represents information relating to nonperforming and past due loans:

                                                                        DECEMBER 31,
                                                                   -----------------------
                                                                      1997         1996
                                                                   -----------  ----------
Nonaccrual, not restructured.....................................  $10,589,000  $5,483,000
90 days or more past due, not on nonaccrual......................    4,638,000   1,314,000
Restructured loans...............................................    2,779,000   2,200,000
                                                                   -----------  ----------
Total............................................................  $18,006,000  $8,997,000
                                                                   -----------  ----------
                                                                   -----------  ----------

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

    With respect to the above nonperforming loans, the following table presents interest income actually earned and additional interest income that would have been earned under the original terms of the loans:

                                                       YEARS ENDED
                                                       DECEMBER 31,
                                                    ------------------
                                                      1997      1996
                                                    --------  --------
Non-accrual loans:
  Income recognized...............................  $      0  $      0
  Income foregone.................................   980,000   474,000

Restructured loans:
  Income recognized...............................   250,000    38,000
  Income foregone.................................    49,000     5,000

NOTE 6--MORTGAGE BANKING ACTIVITIES:

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

    As part of its mortgage banking activities, prior to 1997, the Bank sold, subject to recourse, VA No-Bid loans it originated. At December 31, 1997 and 1996, the Bank had limited recourse, on loans previously sold, with unpaid principal balances of approximately $25,106,000 and $31,997,000, respectively. The Bank has recorded reserves of $760,000 and $264,000 relating to these recourse provisions as of December 31, 1997 and 1996, respectively. During 1997, the Bank added to this reserve approximately

                COMMERCE SECURITY BANCORP, INC. AND SUBSIDIARIES

                       DECEMBER 31, 1997, 1996, AND 1995

NOTE 6--MORTGAGE BANKING ACTIVITIES: (CONTINUED)
$2,021,000 and charged off approximately $1,525,000 to this account related to these repurchase obligations. In management's opinion, these reserves are adequate to absorb losses inherent in the outstanding recourse obligations.

NOTE 7--REAL ESTATE ACQUIRED THROUGH FORECLOSURE:

    An analysis of the activity in the allowance for credit losses on real estate acquired through foreclosure as of December 31, 1997 and 1996 is as follows:

                                                         DECEMBER 31,
                                                    -----------------------
                                                       1997         1996
                                                    ----------   ----------
Balance at the beginning of year..................  $  485,000   $  320,000
Balance acquired..................................           0      576,000
Provision charged to expense......................     176,000       72,000
Balances related to properties sold...............    (209,000)    (483,000)
Charge-offs.......................................           0       --
                                                    ----------   ----------
Balance at the end of year........................  $  452,000   $  485,000
                                                    ----------   ----------
                                                    ----------   ----------

NOTE 8--PREMISES AND EQUIPMENT:

    Premises and equipment are summarized as follows:

                                                            DECEMBER 31,
                                                    -----------------------------
                                                        1997            1996
                                                    -------------   -------------
Land..............................................  $   2,671,000   $     204,000
Buildings.........................................      6,161,000         369,000
Furniture, fixtures and equipment.................     12,822,000       8,606,000
Leasehold improvements............................      5,007,000       2,694,000
Leasehold interests...............................        732,000        --
                                                    -------------   -------------
                                                       27,393,000      11,873,000
Less: Accumulated depreciation and amortization...    (16,161,000)     (7,962,000)
                                                    -------------   -------------
Premises and equipment, net.......................  $  11,232,000   $   3,911,000
                                                    -------------   -------------
                                                    -------------   -------------

    Depreciation and amortization of premises and equipment included in operating expense amounted to $1,702,000, $642,000, and $201,000 in 1997, 1996 and 1995, respectively.

                COMMERCE SECURITY BANCORP, INC. AND SUBSIDIARIES

                       DECEMBER 31, 1997, 1996, AND 1995

NOTE 9--DEPOSITS:

    A summary of deposits is as follows:

                                                           DECEMBER 31,
                                                    --------------------------
                                                        1997          1996
                                                    ------------  ------------
Noninterest bearing:
    Checking......................................  $205,998,000  $ 63,373,000
    Bank controlled...............................     6,391,000     4,211,000
    Title and escrow..............................    76,670,000    58,141,000
    Custodial.....................................       285,000     1,160,000
                                                    ------------  ------------
                                                     289,344,000   126,885,000
Interest bearing:
    Passbook......................................    98,465,000    42,190,000
    NOW and Super NOW.............................    97,416,000    38,602,000
    Money market..................................    98,189,000    25,662,000
    Certificates of deposit $100,000 or greater...    82,076,000    25,903,000
    Other certificates............................    99,713,000   123,789,000
                                                    ------------  ------------
                                                     475,859,000   256,146,000
                                                    ------------  ------------
Total deposits....................................  $765,203,000  $383,031,000
                                                    ------------  ------------
                                                    ------------  ------------

    A summary of certificates of deposit maturities is as follows:

                                                           DECEMBER 31,
                                                    --------------------------
                                                        1997          1996
                                                    ------------  ------------
1998..............................................  $171,491,000  $138,142,000
1999..............................................    10,134,000    11,400,000
2000..............................................        99,000        60,000
2001..............................................        65,000        90,000
2002..............................................       --            --
Thereafter........................................       --            --
                                                    ------------  ------------
                                                    $181,789,000  $149,692,000
                                                    ------------  ------------
                                                    ------------  ------------

    Interest expense for certificates of deposit in amounts of $100,000 or more was $4,710,000, $677,000, and $218,000 for the years ended December 31, 1997,
1996, and 1995, respectively.

NOTE 10--BORROWINGS:

MANDATORY CONVERTIBLE DEBENTURES

    In conjunction with the Bank Mergers on June 30, 1997, the Company assumed certain obligations of its subsidiary SDN Bancorp. Among these obligations were mandatory convertible debentures that total approximately $537,000. The mandatory convertible debentures bear interest at Wall Street Journal prime plus 3.0%, payable quarterly. The debentures are mandatorily convertible at March 30, 1998 into the Company's common stock, at a rate equal to the lower of: (i) $52.50 per share (subject to certain anti-dilutive adjustments and the power of the Company's Board of Directors to reduce the conversion price),

                COMMERCE SECURITY BANCORP, INC. AND SUBSIDIARIES

                       DECEMBER 31, 1997, 1996, AND 1995

NOTE 10--BORROWINGS: (CONTINUED)
or (ii) the then current fair market value per share of the Company's common stock. Prior to March 30, 1998, the debentures are convertible, at the option of the holder, between April 15 and June 15 of each calendar year, or within 60 days after the date of any Notice of Redemption by the Company, at a price of $52.50 per share (subject to certain anti-dilutive adjustments and the power of the Company's Board of Directors to reduce the conversion price).

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

NOTE 11--INCOME TAXES:

    The components of the income tax provisions (benefits) for the years ended December 31 are as follows:

                                                         YEARS ENDED DECEMBER 31,
                                                    ----------------------------------
                                                       1997        1996        1995
                                                    ----------  -----------  ---------
Current:
    Federal.......................................  $1,934,000  $   (38,000) $  --
    State.........................................     819,000        5,000     --
                                                    ----------  -----------  ---------
    Total current provision (benefit).............   2,753,000      (33,000)    --
                                                    ----------  -----------  ---------
Deferred:
    Federal.......................................     835,000   (1,276,000)  (322,000)
    State.........................................      24,000     (194,000)  (121,000)
                                                    ----------  -----------  ---------
    Total deferred provision (benefit)............     859,000   (1,470,000)  (443,000)
                                                    ----------  -----------  ---------
    Total income tax provision (benefit)..........  $3,612,000  $(1,503,000) $(443,000)
                                                    ----------  -----------  ---------
                                                    ----------  -----------  ---------

                COMMERCE SECURITY BANCORP, INC. AND SUBSIDIARIES

                       DECEMBER 31, 1997, 1996, AND 1995

NOTE 11--INCOME TAXES: (CONTINUED)
    The amount of deferred tax assets (liabilities) resulting from each type of temporary difference are as follows:

                                                          DECEMBER 31,
                                                    ------------------------
                                                       1997         1996
                                                    -----------  -----------
Deferred tax liabilities:
  FHLB stock dividends............................  $  (216,000) $  (174,000)
  Depreciation....................................     (575,000)    (172,000)
  Bad debt reserve recapture......................   (1,860,000)           0
  Deferred loan costs.............................     (462,000)    (679,000)
  State taxes.....................................      (17,000)    (223,000)
  Deferred lease acquisition cost.................     (611,000)           0
  Core deposits...................................     (525,000)           0
  Other...........................................      (45,000)           0
                                                    -----------  -----------
  Total deferred tax liabilities..................   (4,311,000)  (1,248,000)
                                                    -----------  -----------
Deferred tax assets:
  Provision for loan losses.......................  $ 4,216,000  $ 1,202,000
  Accrued expenses................................      181,000       51,000
  Other reserves..................................      248,000      645,000
  Real estate acquired through foreclosure........      143,000       88,000
  NOL carryforward................................    1,363,000    1,509,000
  General business credit.........................       77,000       77,000
  AMT credit......................................      104,000      104,000
  Salary continuation payable.....................      375,000            0
  Restricted stock................................      226,000            0
  Accrued Legal...................................    1,134,000            0
  Refinance reserve...............................      341,000            0
  Other...........................................            0      336,000
                                                    -----------  -----------
  Total deferred tax assets.......................    8,408,000    4,012,000
                                                    -----------  -----------
Net deferred tax asset............................  $ 4,097,000  $ 2,764,000
                                                    -----------  -----------
                                                    -----------  -----------

    As of December 31, 1997, no valuation allowance has been established against the recorded net deferred tax asset as, in management's opinion, it is more likely than not that such asset will be realized.

                COMMERCE SECURITY BANCORP, INC. AND SUBSIDIARIES

                       DECEMBER 31, 1997, 1996, AND 1995

NOTE 11--INCOME TAXES: (CONTINUED)

    The income tax provisions (benefits) varied from the federal statutory rate of 34% for 1997, 1996 and 1995, for the following reasons:

                                                                 YEARS ENDED DECEMBER 31,
                                                                 ------------------------
                                                                 1997      1996     1995
                                                                 -----   --------   -----
Statutory federal expected tax rate............................  34.0%     34.0%    34.0%
Increase in income taxes resulting from:
  State franchise tax (net of federal benefit).................   8.4       7.5      7.5
  Goodwill.....................................................  10.5      18.9      --
  Other........................................................   1.8      (0.4)    (0.3)
                                                                 -----   --------   -----
Effective tax rate.............................................  54.7      60.0     41.2
Release of valuation allowance.................................   --     (242.8)     --
                                                                 -----   --------   -----
Total effective tax rate.......................................  54.7%   (182.8)%   41.2%
                                                                 -----   --------   -----
                                                                 -----   --------   -----

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

NOTE 12--STOCKHOLDERS' EQUITY:

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

                COMMERCE SECURITY BANCORP, INC. AND SUBSIDIARIES

                       DECEMBER 31, 1997, 1996, AND 1995

NOTE 12--STOCKHOLDERS' EQUITY: (CONTINUED)
COMMERCE ACQUISITION

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

    SPECIAL COMMON STOCK. The Company sold a total of 4,825,718 shares of Special Common Stock, $.01 par value per share (the "Special Common"), to DCG, Madison Dearborn Capital Partners II, L.P., ("MDP"), Olympus Growth Fund II, L.P., ("Olympus I"), and Olympus Executive Fund, L.P., ("Olympus II" and collectively with Olympus I, "Olympus") at a gross purchase price of $4.81 per share,

                COMMERCE SECURITY BANCORP, INC. AND SUBSIDIARIES

                       DECEMBER 31, 1997, 1996, AND 1995

NOTE 12--STOCKHOLDERS' EQUITY: (CONTINUED) representing an aggregate payment of $23,212,000. Neither MDP nor Olympus is an affiliate of the other, and prior to their investment in the Company, neither was an affiliate of the Company or DCG.

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

NOTE 13--EMPLOYEE BENEFIT PLANS:

401(K) RETIREMENT PLAN

    The Company has a retirement plan under Section 40l(k) of the Internal Revenue Code. All employees of the Company are eligible to participate in the 40l(k) plan if they are twenty-one years of age or older and have completed 500 hours of service. Under the plan, eligible employees are able to

                COMMERCE SECURITY BANCORP, INC. AND SUBSIDIARIES

                       DECEMBER 31, 1997, 1996, AND 1995

NOTE 13--EMPLOYEE BENEFIT PLANS: (CONTINUED) contribute up to 10% of their compensation (some limitations apply to highly compensated employees). Company contributions are discretionary and are determined annually by the Board of Directors. The Company's contribution was approximately $310,000 for 1997 and -0- for 1996.

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

Service cost of benefits earned during the year...  $ 43,342
Interest costs of projected benefit obligation....    66,815
Net amortization and deferral.....................    23,000
                                                    --------
                                                    $133,157
                                                    --------
                                                    --------

    The funded status of the plan at December 31, 1997 was as follows:

Actuarial present value of vested benefit
  obligation......................................  $ 1,073,749
                                                    -----------
                                                    -----------
Accumulated and projected benefit obligation......  $ 1,073,749
Plan assets at fair value.........................            0
                                                    -----------
Projected benefit obligation in excess of plan
  assets..........................................    1,073,749
Unrecognized net (loss) gain......................     (114,917)
Unrecognized prior service cost...................      (11,499)
                                                    -----------
Accrued pension and retirement cost included
    in accompanying consolidated financial
      statements..................................      947,333
Additional minimum liability......................      126,416
                                                    -----------
Required minimum liability........................  $ 1,073,749
                                                    -----------
                                                    -----------

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

                COMMERCE SECURITY BANCORP, INC. AND SUBSIDIARIES

                       DECEMBER 31, 1997, 1996, AND 1995

NOTE 13--EMPLOYEE BENEFIT PLANS: (CONTINUED)
STOCK OPTION PLAN

    In January 1997, the Company adopted the Option Plan pursuant to which the Company's Board of Directors or the Compensation Committee (the "Committee") may grant stock options to the Company's president and other officers of the Company or any of its subsidiaries. There are currently 1,457,200 shares of Class B Common Stock subject to the Option Plan. The Option Plan provides only for the issuance of so-called "nonqualified" stock options (as compared to incentive stock options). At December 31, 1997 the Company's president and chief financial officer held options to purchase 728,600 and 50,000 shares of Class B Common Stock, respectively. The president had 309,500 options granted on February 4, 1997 and 419,100 options granted on July 15, 1997. The chief financial officer's options were granted on June 6, 1997. In February 1998, the Company granted an additional 210,000 options to purchase Class B Common Stock under the 1997 Plan to certain officers and directors of the Bank. The exercise price for each separate tranche is fixed based upon a semi-annual compounding of a "base rate" using the 5-year U.S. Treasury rate in effect at the date of grant. The options granted will vest over four years, in half-year increments, with the first portion vesting on the 18-month anniversary of the date of grant. The Option Plan provides that unless the Committee otherwise determines, the options will have a six-year term, expiring on the sixth anniversary of the date of grant.

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

    A summary of transactions in the Option Plans for the year ended December 31, 1997 follows:

                                                                                WEIGHTED
                                                    AVAILABLE                   AVERAGE
                                                    FOR GRANT    OUTSTANDING     PRICE
                                                    ----------   ------------  ----------
Shares authorized under the 1997 plan.............   1,457,200       --            --
Options granted...................................    (778,600)      778,600   $     5.13
                                                    ----------   ------------  ----------
Balance at December 31, 1997......................     678,600       778,600   $     5.13
                                                    ----------   ------------  ----------
                                                    ----------   ------------  ----------
Exercise Price....................................                             $4.81-$6.10
                                                                               ----------
                                                                               ----------

    The Company did not have any options outstanding prior to 1997. Additionally, there were no options canceled or exercised during 1997.

    The Company applies APB Opinion 25 in accounting for its Options Plan and, accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under the methodology prescribed under SFAS 123, the Company's net earnings and earnings per share for 1997 would have been reduced to the pro forma amounts indicated below. The per share weighted-average fair value of the stock options granted during 1997 was $1.23. The fair value of each option grant is

                COMMERCE SECURITY BANCORP, INC. AND SUBSIDIARIES

                       DECEMBER 31, 1997, 1996, AND 1995

NOTE 13--EMPLOYEE BENEFIT PLANS: (CONTINUED) estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: expected dividend yield 0.0%, risk-free interest rate of 5.5%, an expected life of 6 years and expected volatility of 20%.

Net earnings:
    As reported.................................................  $2,990,000
    Pro forma...................................................  $2,434,000
Basic earnings per share:
    As reported.................................................  $     0.15
    Pro forma...................................................  $     0.11
Diluted earnings per share:
    As reported.................................................  $     0.13
    Pro forma...................................................  $     0.09

NOTE 14--CAPITAL ADEQUACY:

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

                COMMERCE SECURITY BANCORP, INC. AND SUBSIDIARIES

                       DECEMBER 31, 1997, 1996, AND 1995

NOTE 14--CAPITAL ADEQUACY: (CONTINUED)
    The Bank's actual capital amounts and ratios are presented in the table below (dollars in thousands):

                                                       DECEMBER 31, 1997                    DECEMBER 31, 1996
                                               ----------------------------------  -----------------------------------
                                                                 MINIMUM CAPITAL                      MINIMUM CAPITAL
                                                    ACTUAL           ADEQUACY           ACTUAL           ADEQUACY
                                               ----------------  ----------------  ----------------  -----------------
                                               RATIO    AMOUNT   RATIO    AMOUNT   RATIO    AMOUNT    RATIO    AMOUNT
                                               ------   -------  ------   -------  ------   -------  -------   -------
Tier 1 Capital:
  CSB, Inc.(1)...............................    8.85%  $55,600    4.0%   $25,129    9.22%  $29,867     4.0%   $12,953
  EB.........................................    8.91    55,886    4.0     25,089    --       --       --        --
  CSB(1).....................................    --       --      --        --       6.90    12,069     4.0      6.999
  LNB........................................    --       --      --        --       8.68     9,131     4.0      4,208
  SDNB.......................................    --       --      --        --      14.52     6,174     4.0      1,700

Leverage Capital:
  CSB, Inc.(1)...............................    6.59%  $55,600    3.0%   $25,311    6.98%  $29,867     3.0%   $12,845
  EB.........................................    6.64    55,886    3.0     25,250    --       --       --        --
  CSB(1).....................................    --       --      --        --       4.99    12,069     3.0      7,251
  LNB........................................    --       --      --        --       6.19     9,131     3.0      4,428
  SDNB.......................................    --       --      --        --      11.05     6,174     3.0      1,676

Total Capital:
  CSB, Inc.(1)...............................   10.18%  $64,014    8.0%   $50,306   10.64%  $34,466     8.0%   $25,906
  EB.........................................   10.16    63,749    8.0     50,196    --       --       --        --
  CSB(1).....................................    --       --      --        --       8.15    14,263     8.0     13,999
  LNB........................................    --       --      --        --       9.97    10,483     8.0      8,416
  SDNB.......................................    --       --      --        --      15.78     6,708     8.0      3,401

------------------------

(1) Reflects March 1997 agreements which retroactively release the Bank from contingent recourse liability with respect to $206,309,000 of previously sold mortgage servicing rights.

NOTE 15--FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK:

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

                COMMERCE SECURITY BANCORP, INC. AND SUBSIDIARIES

                       DECEMBER 31, 1997, 1996, AND 1995

NOTE 15--FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK: (CONTINUED)

    The contract or notional amounts of those instruments reflect the extent of the Company's involvement in particular classes of financial instruments. The following is a summary of the notional amounts of various off-balance sheet financial instruments entered into by the Company as of December 31, 1997:

Commitments to extend credit......................  $173,801,000
Standby letters of credit.........................     2,028,000
Put options to sell mortgage-backed securities....    10,000,000
Forward commitments to sell mortgage-backed
  securities......................................    26,000,000

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

    Commitments to sell loans are agreements to sell loans originated by the Bank to investors. These commitments may be optional or mandatory. Under an optional commitment, a commitment fee is paid

                COMMERCE SECURITY BANCORP, INC. AND SUBSIDIARIES

                       DECEMBER 31, 1997, 1996, AND 1995

NOTE 15--FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK: (CONTINUED) and the Bank carries no risk in excess of the loss of such fee in the event that the Bank is unable to deliver the loans into the commitment. Mandatory commitments may entail possible financial risk to the Bank if it is unable to deliver the loans in sufficient quantity or at sufficient rates for commitments which are at a fixed rate. There were commitments of $26,000,000 and $17,161,000 at December 31, 1997 and 1996. At December 31, 1997 the commitments were a combination of fixed and adjustable rate loans with coupons ranging from 5.5% to 7.50% and with settlement dates ranging from February 12, 1998 to February 24, 1998. The Bank had closed loans at December 31, 1997 of $8,224,000 with which to satisfy those commitments and a pipeline of unclosed loans of $43,507,000 that, in management's opinion, will be sufficient to fulfill the balance of the commitment.

NOTE 16--DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS:

    Fair values for each class of financial instruments are as follows:

                                                        DECEMBER 31, 1997           DECEMBER 31, 1996
                                                    --------------------------  --------------------------
                                                      CARRYING                    CARRYING
                                                       VALUE       FAIR VALUE      VALUE       FAIR VALUE
                                                    ------------  ------------  ------------  ------------
Financial Assets:
    Cash and federal funds sold...................  $121,030,000  $121,030,000  $ 46,560,000  $ 46,560,000
    Investment securities.........................    67,295,000    67,295,000    35,200,000    35,085,000
    Loans and leases receivable...................   522,054,000   527,736,000   263,641,000   265,235,000
    Servicing sale receivable.....................     1,247,000     1,247,000     2,870,000     2,870,000
    Mortgage loans held for sale..................    96,230,000    97,192,000    64,917,000    65,025,000

Financial Liabilities:
    Deposits......................................  $765,203,000  $751,799,000  $383,031,000  $379,544,000
    Federal funds purchased.......................     2,050,000     2,050,000       --            --
    Due to related parties........................       --            --          4,500,000     4,500,000
    Mandatory convertible debentures..............       537,000       537,000       537,000       537,000
    Guaranteed preferred beneficial interest in
      the Company's junior subordinated
      debentures..................................    27,657,000    27,657,000       --            --

CASH AND FEDERAL FUNDS SOLD

    For cash and Federal funds sold the carrying amount is a reasonable estimate of fair value.

INVESTMENT SECURITIES

    All investment securities are marketable and have an easily determined market value. Market quotes are used in determining the fair value.

LOANS AND LEASES RECEIVABLE

    Loans were broken into fixed and variable rate loans for this analysis. The credit risk component of the fair value analysis is assumed to be approximated by the loan and lease loss reserve. A separate analysis

                COMMERCE SECURITY BANCORP, INC. AND SUBSIDIARIES

                       DECEMBER 31, 1997, 1996, AND 1995

NOTE 16--DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS: (CONTINUED) is conducted on the adequacy for the allowance for loan and lease losses and should be a reasonable proxy for this credit risk component.

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

    Non-interest bearing demand--Core non-interest bearing deposits are a premium account for commercial banks and as such have been valued with a factor of .95. Non-core type accounts such as title company deposits and custodial accounts have been valued at par due to their temporary and volatile nature.

    Interest bearing demand, savings and money market accounts--These accounts are all priced competitively in the marketplace and are low cost funds for the Bank. As such, these deposits have also been ascribed as premium accounts and value with a factor of .99.

    Certificates of deposit--Certificates of deposit accounts ("CD") were marked to market utilizing current CD rates compared to rates being paid. CDS were grouped based upon their remaining maturities and the weighted average maturity and rates were grouped based upon their remaining maturities and the weighted average maturity and rates were utilized in the analysis. Current rates for CD's were determined utilizing the Treasury rates for comparable maturities less 25 basis points.

                COMMERCE SECURITY BANCORP, INC. AND SUBSIDIARIES

                       DECEMBER 31, 1997, 1996, AND 1995

NOTE 16--DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS: (CONTINUED) Generally, rates currently being paid are higher than current market rates which results in these accounts having a lower fair value.

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

OFF-BALANCE SHEET FINANCIAL INSTRUMENTS

    Commitments to Extend Credit and Standby Letters of Credit--The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present credit worthiness of the counterparties. The fair value of letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. The fair value of commitments to extend credit and standby letters of credit is not material.

    Forward Commitments to Sell Mortgage-Backed Securities--Fair value is based on quoted prices for financial instruments with identical or similar terms. The fair value of forward commitments to sell mortgage-backed securities is not material.

    Put Options to Sell Mortgage-Backed Securities--Fair value is derived from active exchange quotations. The fair value of put options to sell mortgage-backed securities is not material.

NOTE 17--COMMITMENTS AND CONTINGENCIES:

LITIGATION

    As of December 31, 1997, no litigation is pending against Commerce Security Bancorp, Inc. The Bank is the plaintiff in an action, originally filed by CSB in January 1994, seeking (among other things) to restrain a former CSB loan production office manager from engaging in activities harmful to the Bank and its employees. In June 1994, the former employee filed a cross-complaint against the Bank and certain individual employees alleging wrongful termination, breach of contract, defamation and various other causes of action. Following a jury trial, judgment was entered against the Bank in October 1997, and this matter is now on appeal. In conjunction with this initial judgment, the Bank recorded a reserve for the full amount of the judgment.

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

                COMMERCE SECURITY BANCORP, INC. AND SUBSIDIARIES

                       DECEMBER 31, 1997, 1996, AND 1995

NOTE 17--COMMITMENTS AND CONTINGENCIES: (CONTINUED)

    A summary of noncancellable future operating lease commitments at December 31, 1997 is as follows:

1998....................................  $2,077,000
1999....................................   1,780,000
2000....................................   1,383,000
2001....................................     855,000
2002....................................     750,000
Thereafter..............................   2,918,000
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

                COMMERCE SECURITY BANCORP, INC. AND SUBSIDIARIES

                       DECEMBER 31, 1997, 1996, AND 1995

NOTE 17--COMMITMENTS AND CONTINGENCIES: (CONTINUED)
    The payment of dividends on capital stock by the Company and the Bank may also be limited by other factors, including applicable regulatory capital requirements and broad enforcement powers of the federal regulatory agencies. Both the Federal Reserve and the DFI have broad authority to prohibit the Company and the Bank from engaging in practices which the banking agency considers to be unsafe or unsound. It is possible, depending upon the financial condition of the Bank or the Company and other factors, that the applicable regulator may assert that the payment of dividends or other payments by the Bank or the Company is an unsafe or unsound practice and, therefore, implement corrective action to address such a practice. Among other things, Federal Reserve policies forbid the payment by bank subsidiaries to their parent companies of management fees which are unreasonable in amount or exceed the fair market value of the services rendered and tax sharing payments which do not reflect the taxes actually due and payable.

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

                COMMERCE SECURITY BANCORP, INC. AND SUBSIDIARIES

                       DECEMBER 31, 1997, 1996, AND 1995

NOTE 18--CONDENSED FINANCIAL INFORMATION PARENT COMPANY:

    The following are condensed unconsolidated financial statements of Commerce Security Bancorp, Inc. The Company began operations in 1996, and thus the statements of operations and cash flows are presented only for 1996 and 1997.

                        CONDENSED STATEMENT OF CONDITION

                                                           DECEMBER 31,
                                                    --------------------------
                                                        1997          1996
                                                    ------------  ------------
Assets
    Cash and due from banks.......................  $    262,000  $  4,644,000
    Investments...................................        38,000       408,000
    Investment in subsidiary......................    73,779,000    39,617,000
    Goodwill and other intangibles................    49,756,000       429,000
    Receivables and other assets..................       176,000       210,000
                                                    ------------  ------------
Total assets......................................  $124,011,000  $ 45,308,000
                                                    ------------  ------------
                                                    ------------  ------------
Liabilities and Shareholders' Equity
    Guaranteed preferred beneficial interest in
      the Company's junior subordinated
      debentures..................................  $ 28,513,000  $    --
    Accrued expenses..............................       225,000       --
    Mandatory convertible debentures..............       537,000       --
    Due to subsidiary.............................       --             36,000
    Notes payable to shareholders.................       --          4,500,000
                                                    ------------  ------------
Total liabilities.................................    29,275,000     4,536,000
                                                    ------------  ------------
Shareholders' equity
    Preferred stock...............................    11,659,000       --
    Common stock..................................       183,000        97,000
    Additional paid-in-capital....................    83,855,000    42,394,000
    Retained earnings (deficit)...................       524,000    (1,736,000)
    Unearned compensation.........................    (1,509,000)      --
    Unrealized gain on investments, net of tax....        24,000        17,000
                                                    ------------  ------------
Total shareholders' equity........................    94,736,000    40,772,000
                                                    ------------  ------------
Total liabilities and shareholders' equity........  $124,011,000  $ 45,308,000
                                                    ------------  ------------
                                                    ------------  ------------

                COMMERCE SECURITY BANCORP, INC. AND SUBSIDIARIES

                       DECEMBER 31, 1997, 1996, AND 1995

NOTE 18--CONDENSED FINANCIAL INFORMATION PARENT COMPANY: (CONTINUED)
                       CONDENSED STATEMENT OF OPERATIONS

                                                      FOR THE YEARS ENDED
                                                         DECEMBER 31,
                                                    -----------------------
                                                       1997         1996
                                                    -----------  ----------
Income:
  Dividend from Bank..............................  $ 1,700,000  $   --
  Interest income.................................       51,000       8,000
  Non-interest income.............................      866,000     154,000
                                                    -----------  ----------
  Total Income....................................    2,617,000     162,000
Expenses:
  Interest expense................................    1,959,000      --
  Amortization of goodwill and intangibles........    1,537,000       6,000
  Non-interest expense............................    1,453,000     156,000
                                                    -----------  ----------
  Total expense...................................    4,949,000     162,000
Loss before taxes and equity in undistributed
  earnings of subsidiary..........................   (2,332,000)     --
Income tax benefit................................    1,161,000      --
                                                    -----------  ----------
Loss before equity in undistributed earnings of
  subsidiary......................................   (1,171,000)     --
Equity in undistributed earnings of subsidiary....    4,161,000   2,325,000
                                                    -----------  ----------
Net income........................................  $ 2,990,000  $2,325,000
                                                    -----------  ----------
                                                    -----------  ----------

                COMMERCE SECURITY BANCORP, INC. AND SUBSIDIARIES

                       DECEMBER 31, 1997, 1996, AND 1995

NOTE 18--CONDENSED FINANCIAL INFORMATION PARENT COMPANY: (CONTINUED)
                       CONDENSED STATEMENT OF CASH FLOWS

                                                        FOR THE YEARS ENDED
                                                           DECEMBER 31,
                                                    ---------------------------
                                                        1997           1996
                                                    ------------   ------------
Operating activities:
  Net income......................................  $  2,990,000   $  2,325,000
  Adjustments to reconcile net income to net cash
    (used in) provided by operating activities:
    Equity in earnings of subsidiary..............    (5,861,000)    (2,325,000)
    Accretion/amortization related to
      securities..................................       --               1,000
    Dividends from subsidiary.....................     1,700,000        --
    Loss on sale of securities, net...............         7,000        --
    Amortization of goodwill and other
      intangibles.................................     1,537,000        --
    Amortization of compensation expense..........       503,000        --
    Income taxes..................................       110,000        --
    (Increase) decrease in other assets...........       163,000       (639,000)
    Increase (decrease) in other liabilities......      (443,000)        35,000
                                                    ------------   ------------
Net cash (used in) provided by operating
  activities......................................       706,000       (603,000)
                                                    ------------   ------------
Investing activities:
  Purchase of investment securities...............       --            (409,000)
  Purchase of CSB.................................       --         (20,327,000)
  Purchase of SDN Bancorp.........................       --         (21,008,000)
  Merger of SDN Bancorp, net of cash received.....        22,000        --
  Purchase of Eldorado, net of cash received......   (80,815,000)       --
  Maturities/Sales of investment securities.......       404,000        --
                                                    ------------   ------------
Net cash used in investing activities.............   (80,389,000)   (41,744,000)
                                                    ------------   ------------
Financing activities:
  Issuance of capital securities..................    27,657,000        --
  Issuance of preferred stock.....................    11,659,000        --
  Issuance of Class B common stock................    18,004,000     42,491,000
  Net proceeds from issuance of notes payable.....       --           4,500,000
  Issuance of senior common stock.................    23,212,000        --
  Payment of dividends............................      (730,000)       --
  Other borrowings................................    (4,500,000)       --
                                                    ------------   ------------
Net cash provided by financing activities.........    75,301,000     46,991,000
                                                    ------------   ------------
Net increase (decrease) in cash...................    (4,382,000)     4,644,000
Cash at beginning of year.........................     4,644,000        --
                                                    ------------   ------------
Cash at end of year...............................  $    262,000   $  4,644,000
                                                    ------------   ------------
                                                    ------------   ------------