Form 10-Q/A
period 1998-06-30
ELDORADO BANCSHARES INC
filed 1998-10-13
CIK 818633

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-Q/A

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR QUARTERLY PERIOD ENDED JUNE 30, 1998

                         COMMISSION FILE NUMBER 2-76555

                            ------------------------

                           ELDORADO BANCSHARES, INC.

             (Exact name of registrant as specified in its charter)

                  DELAWARE                             33-0720548
      (State or other jurisdiction of              (I.R.S. Employer or
       incorporation or organization)              Identification No.)

    24012 CALLE DE LA PLATA, SUITE 150,
          LAGUNA HILLS, CALIFORNIA                        92653
  (Address of principal executive offices)             (Zip Code)

                                 (949) 699-4344
                          (Issuer's telephone number)

                            ------------------------

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

Common Stock, $.01 par value        9,173,698 shares outstanding on August 14,
                                    1998 (restated to reflect the one-for-two
                                    reverse split effective September 4, 1998)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           ELDORADO BANCSHARES, INC.

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                                   FORM 10-Q

                                     INDEX

                                                                                                                PAGE
                                                                                                                -----
Part I--Financial Information

  Item 1. Financial Statements

    Condensed Consolidated Statements of Condition--June 30, 1998 and December 31, 1997....................           3

    Condensed Consolidated Statements of Operations For the three and six months ended June 30, 1998 and
     1997..................................................................................................           4

    Condensed Consolidated Statements of Cash Flows--For the six months ended June 30, 1998 and 1997.......           5

    Notes to the Condensed Consolidated Financial Statements...............................................           7

  Item 2. Management's Discussion and Analysis or Plan of Operation........................................           9

  Item 3. Qualitative and Quantitative Disclosure about Market Risk........................................          29

PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           ELDORADO BANCSHARES, INC.
              (FORMERLY KNOWN AS COMMERCE SECURITY BANCORP, INC.)
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CONDITION

                      JUNE 30, 1998 AND DECEMBER 31, 1997

                                                                                          JUNE 30,    DECEMBER 31,
                                                                                            1998          1997
                                                                                        ------------  -------------
                                                                                        (UNAUDITED)
                                                                                          (DOLLARS IN THOUSANDS)
                                                      ASSETS
Cash and due from banks...............................................................   $  160,245     $  81,030
Federal funds sold....................................................................       --            40,000
                                                                                        ------------  -------------
  Total cash and cash equivalents.....................................................      160,245       121,030
Available-for-sale investment securities..............................................       61,054        67,295
Mortgage loans held for sale..........................................................      187,603        96,230
Loans and leases, net of unearned income..............................................      508,694       519,048
Less allowance for loan and lease loss................................................       (7,820)       (9,395)
                                                                                        ------------  -------------
  Loans, net..........................................................................      688,477       605,883
Loan and servicing sale receivable....................................................        4,655         1,247
Premises and equipment, net...........................................................        9,539        11,232
Real estate acquired through foreclosure, net.........................................        1,499         2,740
Intangibles arising from acquisitions, net............................................       65,078        66,769
Accrued interest receivable and other assets..........................................       32,763        26,159
                                                                                        ------------  -------------
  Total assets........................................................................    1,023,310       902,355
                                                                                        ------------  -------------
                                                                                        ------------  -------------
                                       LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Demand:
    Non-interest bearing..............................................................      256,166       289,344
    Interest bearing..................................................................       99,166        97,416
  Savings:
    Regular...........................................................................      190,350        98,465
    Money market......................................................................       87,898        98,189
  Time:
    Under $100,000....................................................................      141,751        99,713
    $100,000 or more..................................................................      101,271        82,076
                                                                                        ------------  -------------
      Total deposits..................................................................      876,602       765,203
Federal funds purchased...............................................................        3,374         2,050
Due to related parties................................................................          473        --
Accrued expenses and other liabilities................................................       17,513        12,172
Mandatory convertible debentures......................................................       --               537
Subordinated debentures...............................................................       27,657        27,657
                                                                                        ------------  -------------
      Total liabilities...............................................................      925,619       807,619
Shareholders' equity:
  Preferred stock, $.01 par value, 1,500,000 shares authorized, 116,593 issued and
    outstanding at June 30, 1998......................................................       11,659        11,659
  Special common stock, $.01 par value, 9,651,600 shares authorized, 2,412,859 issued
    and outstanding at June 30, 1998..................................................           24            24
  Common stock, $.01 par value, 50,000,000 shares authorized, 6,760,840 issued and
    outstanding at a June 30, 1998....................................................           68            68
  Additional paid-in capital..........................................................       83,946        83,946
  Retained earnings...................................................................        3,311           524
  Unearned compensation...............................................................       (1,258)       (1,509)
  Accumulated other comprehensive income (loss).......................................          (59)           24
                                                                                        ------------  -------------
Total shareholders' equity............................................................       97,691        94,736
                                                                                        ------------  -------------
Total liabilities and shareholders' equity............................................   $1,023,310     $ 902,355
                                                                                        ------------  -------------
                                                                                        ------------  -------------

           See notes to condensed consolidated financial statements.

                           ELDORADO BANCSHARES, INC.
              (FORMERLY KNOWN AS COMMERCE SECURITY BANCORP, INC.)
                                AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

            THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997

                                  (UNAUDITED)

                                                                        3 MONTHS ENDED JUNE   6 MONTHS ENDED JUNE
                                                                                30,                   30,
                                                                        --------------------  --------------------
                                                                          1998       1997       1998       1997
                                                                        ---------  ---------  ---------  ---------
                                                                         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE
                                                                                          DATA)
Interest and fee income on loans......................................  $  16,041  $   8,768  $  31,253  $  15,463
Income from lease finance receivables.................................      1,429        988      2,582      2,168
Interest and dividend income on securities............................        932      1,099      1,919      1,693
Interest income on Federal funds sold.................................        235        425        320        673
                                                                        ---------  ---------  ---------  ---------
  Total interest and fee income.......................................     18,637     11,280     36,074     19,997

Interest on deposits..................................................      6,437      4,219     11,550      7,372
Interest on Federal funds purchased...................................        211         10        662        107
Interest on subordinated notes........................................        830        218      1,658        233
                                                                        ---------  ---------  ---------  ---------
  Total interest expense..............................................      7,478      4,447     13,870      7,712
                                                                        ---------  ---------  ---------  ---------
Net interest income...................................................     11,159      6,833     22,204     12,285

Provision for loan and lease losses...................................      1,000        308      1,922        715
                                                                        ---------  ---------  ---------  ---------
Net interest income after provision for loan and lease losses.........     10,159      6,525     20,282     11,570

Service charges on deposit accounts...................................        887        394      1,780        652
Gain on sale of mortgage loans........................................      4,186      1,595      6,710      3,452
Other non-interest income.............................................      1,666        712      2,871      1,885
                                                                        ---------  ---------  ---------  ---------
  Total non-interest income...........................................      6,739      2,701     11,361      5,989

Salaries and employee benefits........................................      5,609      3,629     10,457      6,650
Expenses of premises & fixed assets...................................      1,795      1,321      3,504      2,491
Amortization of intangibles...........................................        975        494      1,739        705
Other non-interest expense............................................      4,818      3,491      8,777      6,246
                                                                        ---------  ---------  ---------  ---------
  Total non-interest expense..........................................     13,197      8,935     24,477     16,092
                                                                        ---------  ---------  ---------  ---------
Income before taxes and other.........................................      3,701        291      7,166      1,467
Applicable income taxes...............................................      1,965        170      3,743        912
                                                                        ---------  ---------  ---------  ---------
Net income............................................................  $   1,736  $     121  $   3,423  $     555
                                                                        ---------  ---------  ---------  ---------
                                                                        ---------  ---------  ---------  ---------
Net income available to common........................................  $   1,416  $      36  $   2,787  $     470
Earnings per share (basic)............................................  $    0.16  $    0.01  $    0.30  $    0.08
Earnings per share (dilutive).........................................  $    0.14  $    0.01  $    0.27  $    0.08

                See notes to consolidated financial statements.

                           ELDORADO BANCSHARES, INC.
              (FORMERLY KNOWN AS COMMERCE SECURITY BANCORP, INC.)
                                AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997

                                  (UNAUDITED)

                                                                                         SIX MONTHS ENDED JUNE
                                                                                                  30,
                                                                                        ------------------------
                                                                                           1998         1997
                                                                                        -----------  -----------
                                                                                         (DOLLARS IN THOUSANDS)
OPERATING ACTIVITIES:
Net income............................................................................  $     3,423  $       555
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
  Provision for loan and lease losses.................................................        1,922          715
  Provision for loss on real estate acquired through foreclosure......................      --               116
  Gain on sale of mortgage loans......................................................       (6,710)      (3,452)
  (Gain) loss on sale of premises and equipment.......................................      --                16
  Loss on sale of real estate owned...................................................          284           29
  Depreciation and amortization.......................................................        1,359          540
  Amortization of goodwill............................................................        1,406          705
  Accretion/amortization related to securities........................................         (281)           2
  Amortization of deferred compensation...............................................          252      --
  Provision for deferred taxes........................................................        2,103          412
  Mortgage loans originated for sale..................................................     (754,377)    (361,127)
  Proceeds from sales of loans and servicing..........................................      767,791      363,476
  Equity in loss of real estate joint venture.........................................      --               306
  Decrease (increase) in servicing sale receivable....................................       (3,408)       1,625
  Decrease (increase) in loans held for sale..........................................      (91,373)         993
  Other, net..........................................................................       (4,035)      (1,009)
                                                                                        -----------  -----------
Net (used in) provided by operating activities........................................      (81,644)       3,902

INVESTING ACTIVITIES:
Decrease in interest bearing deposits with other financial institutions...............      --               338
Purchase of investment securities.....................................................      (43,236)     (17,016)
Proceeds from maturities of investment securities.....................................        6,244      --
Proceeds from sales of investment securities..........................................       43,434       15,707
Loans/Leases originated for portfolio net of principal repayment......................          139       (5,198)
Purchase of premises and equipment....................................................         (546)        (220)
Proceeds from sale of premises and equipment..........................................        1,211            9
Proceeds from sales of real estate acquired through foreclosure.......................        1,591        2,139
Capital expenditures for other real estate owned......................................      --            (1,405)
Purchase of Eldorado Bank, net of cash received.......................................      --           (61,299)
                                                                                        -----------  -----------
Net cash (used in) provided by investing activities...................................        8,837      (66,945)

                                See notes to consolidated financial statements.

                           ELDORADO BANCSHARES, INC.
              (FORMERLY KNOWN AS COMMERCE SECURITY BANCORP, INC.)
                                AND SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997

                                  (UNAUDITED)

                                                                                         SIX MONTHS ENDED JUNE
                                                                                                  30,
                                                                                        ------------------------
                                                                                           1998         1997
                                                                                        -----------  -----------
                                                                                         (DOLLARS IN THOUSANDS)
FINANCING ACTIVITIES
Net increase in deposits..............................................................      111,399       50,309
Issuance of subordinated debentures...................................................      --            27,657
Issuance of preferred stock preferred stock...........................................      --            11,659
Issuance of common stock..............................................................      --            18,004
Issuance of special common stock......................................................      --            23,212
Payment of dividends..................................................................         (636)         (85)
Redemption of mandatory convertible debentures........................................         (537)      (4,500)
Repayment of notes payable............................................................          (68)     --
Proceeds from issuance of notes payable to related parties............................          540      --
Net increase in other borrowings......................................................        1,324        8,009
                                                                                        -----------  -----------
Net cash provided by financing activities.............................................      112,022      134,265
                                                                                        -----------  -----------
INCREASE IN CASH AND CASH EQUIVALENTS.................................................       39,215       71,222
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD........................................      121,030       46,222
                                                                                        -----------  -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD..............................................  $   160,245  $   117,444
                                                                                        -----------  -----------
                                                                                        -----------  -----------

Supplemental disclosures of cash flow information:
  Cash paid for Interest on deposits..................................................  $    12,432  $     7,521
  Cash paid for Income taxes..........................................................        1,640          500

Supplemental disclosures of non-cash investing activities:
  Real estate acquired through foreclosure............................................          634        1,379

Supplemental disclosures of non-cash financing activities
  Issuance of restricted stock                                                              --             2,012

                See notes to consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BASIS OF PRESENTATION

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The accompanying financial information for Eldorado Bancshares, Inc. ("ELBI" or the "registrant") has been prepared in accordance with the Securities and Exchange Commission rules and regulations for quarterly reporting and therefore does not necessarily include all information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. The interim financial data is unaudited; however, in the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. Certain reclassifications have been made in the 1997 financial information to conform to the presentation used in 1998. Results for the period ending June 30, 1998 are not necessarily indicative of results which may be expected for any other interim period or for the year as a whole. The information contained in this report should be read in conjunction with the Annual Report of ELBI on Form 10-K for the year ended December 31, 1997 and in particular the footnotes to the audited financial statements included therewith.

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

EARNINGS PER COMMON SHARE

    The actual number of common shares outstanding at June 30, 1998 was 9,173,699. Basic earnings per share is computed by dividing net income less dividends paid to preferred shareholders by the weighted average number of common shares outstanding during the period. Dilutive earnings per share is computed by dividing net income less dividends paid to preferred shareholders plus the income impact of dilutive securities by the common shares outstanding plus dilutive common stock equivalents by using the treasury stock method.

    At June 30, 1998, the Company had outstanding common stock purchase warrants entitling the holders to purchase a total of 2,241,216 shares of common stock and stock options entitling the holder to purchase a total of 494,300 shares if common stock. Lacking an active market for its shares, the Company assumed a weighted average per share price in computing the dilutive impact of the outstanding warrants and options of $16.00 and $9.62 for the three and six months ended June 30, 1998 and 1997, respectively.

    The weighted average number of common shares used to compute basic earnings per share were 9,173,698 and 6,043,616 for the three months ended June 30, 1998 and 1997, respectively and 9,173,698 and 5,449,466 for the six months ended June 30, 1998 and 1997, respectively. The fully diluted average number of common shares used to compute dilutive earnings per share were 10,294,675 and 6,043,616 for the three months ended June 30, 1998 and 1997, respectively and 10,294,675 and 5,449,466 for the six months ended June 30, 1998 and 1997, respectively. Net income was not adjusted in the calculation of dilutive earnings per share.

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

                                                              THREE MONTHS ENDED     SIX MONTHS ENDED
                                                                   JUNE 30,              JUNE 30,
                                                             --------------------  --------------------
                                                               1998       1997       1998       1997
                                                             ---------  ---------  ---------  ---------
                                                                           (IN THOUSANDS)
Net income.................................................  $   1,736  $     121  $   3,423  $     555
Other comprehensive income (loss)..........................       (109)       160        (83)       152
                                                             ---------  ---------  ---------  ---------
Total comprehensive income.................................  $   1,627  $     281  $   3,340  $     707
                                                             ---------  ---------  ---------  ---------
                                                             ---------  ---------  ---------  ---------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

    This information should be read in conjunction with the consolidated financial statements and the notes thereto of Eldorado Bancshares Inc. ("ELBI" or the "registrant") included in Item 1 of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 1997 contained in the 1997 Annual Report of ELBI on Form 10-K.

    Except for the historical information contained herein, the following discussion contains forward looking statements that involve risks and uncertainties. ELBI's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not specifically limited to, changes in regulatory climate, shifts in interest rate environment, change in economic conditions of various markets ELBI serves, as well as the other risks detailed in this section, and in the sections entitled Results of Operations, Capital Resources and Liquidity and Interest Sensitivity, and those discussed in ELBI's Form 10-K for the year ended December 31, 1997, including without limitation those sections entitled Supervision and Regulation, Capital Resources and Liquidity.

    Prior to September 1995, the predecessor to the Company, SDN Bancorp, Inc., owned a single bank, San Dieguito National Bank ("San Dieguito"), with approximately $56 million in assets that was categorized as "critically undercapitalized" by federal regulators. In September 1995, the Company was recapitalized by DCG, a limited partnership controlled by Mr. Keller and a majority of the other directors of the Company. Between September 1995 and June 30, 1997, the Company acquired three banks - Liberty National Bank ("Liberty"), Commerce Security Bank ("CSB") and Eldorado Bank - increasing the Company's tangible assets by $779 million. The Company completed its most recent acquisition - Eldorado Bancorp and its subsidiary bank Eldorado Bank (the "Eldorado Acquisition") - in June 1997, which increased the Company's assets by approximately $404 million. The Liberty acquisition was completed as of March 31, 1996, and the CSB acquisition was completed as of September 1, 1996. Each of those acquisitions was accounted for using the purchase method of accounting for business combinations, and therefore the operating results of those banks are reflected in the Company's financial statements only from the date of acquisition. Consequently, the period-to-period comparisons in this section are significantly affected by the timing of those acquisitions.

    Within the recent past, CSB, Eldorado Bank, Liberty and San Dieguito were adversely affected by a variety of factors, including high levels of nonperforming assets, reliance on high-cost brokered deposits and excessive overhead costs. The high levels of nonperforming assets and related overhead costs were partly attributable to adverse economic conditions, including declining real estate values, that California experienced during the early to mid-1990s.

    Effective June 30, 1997, the Company merged San Dieguito, Liberty, CSB and Eldorado Bank into a single bank (the "Bank"), which is known as Eldorado Bank. The Company owns 100% of the Bank, which now is the Company's only banking subsidiary and its principal asset.

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

                FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997

OVERVIEW

    To the extent that the following discussion relates to the operating results of the Company during the six months ended June 30, 1997, it includes the results of only one month of operations of Eldorado Bank. In most of the Company's income and expense categories and with respect to the Company's net income, the increases in the amounts reported for six months ended June 30, 1998 compared to the same period of 1997 resulted from the Eldorado Acquisition. Other significant factors affecting the Company's results of operations and financial condition are described in the applicable sections below.

    The Company had net income of $3.4 million for the six months ended June 30, 1998 compared to net income of $555,000 for six months ended June 30, 1997. Basic net income per share for the six months ended June 30, 1998 was $.30 compared to $.08 for the six months ended June 30, 1997, while diluted net income per share for the six months ended June 30, 1998 was $.27 compared to $.08 for the six months ended June 30, 1997. Excluding the amortization of goodwill and other intangibles, basic and diluted earnings per share for the six months ended June 30, 1998 were $.49 and $.44, respectively, as compared to $.22 and $.22 for the same period of 1997. The Company's return on average assets was
 .73% and its return on average common equity was 6.69% for the six months ended June 30, 1998, as compared to .22% and 2.02%, respectively, for the six months ended June 30, 1997. Excluding the amortization of goodwill and other intangibles, return on average assets was 1.10% and return on average common equity was 10.86% for the six months ended June 30, 1998, as compared to .51% and 5.06%, respectively, for the six months ended June 30, 1997.

RESULTS OF OPERATIONS

    The Company's results of operations depend primarily on the Bank's net interest income, which is the difference between interest and dividend income on interest-earning assets and interest expense on interest-bearing liabilities. The Bank's interest-earning assets consist primarily of loans, mortgage-backed securities and investment securities, while its interest-bearing liabilities are deposits and borrowings. The Company's results of operations are also affected by the Bank's provisions for loan and lease losses, resulting from management's assessment of the adequacy of the Bank's allowance for loan and lease losses, the level of its other income, including fee income from the origination of mortgage loans, the level of its other expenses, such as compensation and employee benefits, occupancy costs, expenses associated with the administration of problem assets, and income taxes.

    Compared to the prior year results, the improvement in the Company's net income for the six months ended June 30, 1998 stems primarily from a combination of increased net interest income of approximately $9.9 million and noninterest income of approximately $5.4 million, partially offset by an increased loan and lease loss provision of $1.2 million, noninterest expense of approximately $8.4 million and provision for taxes of $2.8 million. The improvement in 1998 earnings is primarily attributable to the earnings of Eldorado Bank in 1998 that were not included in earnings for 1997 and partly attributable to an improvement in earnings related to the Bank's mortgage banking operations.

    NET INTEREST INCOME AND NET INTEREST MARGIN

    Net interest income was approximately $22.2 million for the six months ended June 30, 1998, an increase of $9.9 million over the $12.3 million for the same period in 1997. An increase in interest income to $36.1 million for the six months ended June 30, 1998 from $20.0 million for the same period in 1997, partially offset by increased interest expense of $13.9 million for the six months ended June 30, 1998 from $7.7 million for the same period in 1997 contributed to this earnings improvement. The increase in net interest income in 1998 is primarily attributable to the Eldorado Acquisition.

    Loans and leases, the largest component of earning assets, increased to an average balance of $688.9 million for the six months ended June 30, 1998 from $349.9 million for the six months ended June 30, 1997, with an average yield of 9.9% and 10.2%, respectively. The increase in the volume of loans and leases was primarily attributable to the Eldorado Acquisition. Investments in securities and Federal funds sold declined to an average of $72.2 million for the six months ended June 30, 1998 from an average of $80.5 million for the six months ended June 30, 1997, with an average yield of 6.3% and 5.9%, respectively. The yield on earning assets was 9.6% for the six months ended June 30, 1998 compared to 9.4% for the same period in 1997, primarily as a result of the increase in loans and leases as a proportion of total interest- earning assets to 90.5% for the six months ended June 30, 1998 as compared to 81.3% for the same period in 1997, which more than offset the decline in the average yield on loans and leases.

    Average interest-bearing liabilities increased 83.7% to $594.5 million for the six months ended June 30, 1998 from $323.7 million for the same period in 1997 primarily as a result of the Eldorado Acquisition. The cost of these funds decreased to 4.7% for the six months ended June 30, 1998 compared to 4.8% for the same period in 1997. Average interest-bearing deposits increased to $544.0 million for the six months ended June 30, 1998 from $315.8 million for the same period in 1997. The average rate paid on these deposits decreased to 4.3% during the six months ended June 30, 1998 compared to 4.7% during the same period in 1997. The decrease in the cost of deposits is attributable to a decrease in rates paid on certificates of deposit that decreased to 5.1% for the six months ended June 30, 1998 compared to 5.7% for the same period in 1997, and a decrease in rates paid on interest bearing transaction accounts and savings accounts that in the aggregate was 3.8% for the six months ended June 30, 1998 compared to 3.9% for the same period in 1997. The decrease in the cost of deposits also reflects a change in the mix of deposit liabilities as a result of the Eldorado Acquisition, with increases in average interest bearing demand deposits and money market deposits of 156.1% and 147.3%, respectively, compared to the same period of 1997.

    The average balance for all borrowings increased to $50.4 million for the six months ended June 30, 1998 from $7.9 million for the same period in 1997. The average cost of these borrowings was 9.3% for the six months ended June 30, 1998 compared to 8.7% for the same period in 1997. The increase in the average balance and cost of borrowings is attributable to Federal funds purchased and the subordinated debentures issued to fund a portion of the Eldorado Acquisition. Federal funds purchased averaged $22.2 million with an average rate of 5.9% for the six months ended June 30, 1998 compared to $3.7 million with an average rate of 5.9% for the same period in 1997. Other debt, including the subordinated debentures, averaged $28.2 million at an average rate of 12.0% for six months ended June 30, 1998 compared to $4.2 million at 11.2% for the same period in 1997.

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

                                                                        SIX MONTHS ENDED JUNE 30,
                                                 ------------------------------------------------------------------------
                                                                1998                                 1997
                                                 -----------------------------------  -----------------------------------
                                                             INTEREST      AVERAGE                INTEREST      AVERAGE
                                                  AVERAGE    INCOME OR    YIELD OR     AVERAGE    INCOME OR    YIELD OR
                                                  BALANCE     EXPENSE       COST       BALANCE     EXPENSE       COST
                                                 ---------  -----------  -----------  ---------  -----------  -----------
                                                                          (DOLLARS IN THOUSANDS)
                                                         ASSETS

Interest-earning assets:
  Loans and leases(1)..........................  $ 688,998   $  33,835         9.90%  $ 349,927   $  17,631        10.16%
  Investment Securities(2).....................     60,065       1,919         6.44      55,592       1,693         6.14
  Federal funds sold...........................     12,138         320         5.32      24,935         673         5.44
                                                 ---------  -----------               ---------  -----------
      Total interest-earning assets:...........    761,201      36,074         9.56     430,454      19,352         9.37
  Non-earning assets:
    Cash and demand deposits with banks........     80,063                               40,357
    Other assets...............................    101,399                               28,369
                                                 ---------                            ---------
      Total assets.............................    942,663                              499,180
                                                 ---------                            ---------
                                                 ---------                            ---------

                                          LIABILITIES AND SHAREHOLDERS' EQUITY

Interest-bearing liabilities:
  Deposits
    Interest-bearing demand....................     98,871         833         1.70      39,973         539         2.72
    Money market...............................     94,132       1,740         3.73      36,755         507         2.78
    Savings....................................    142,251       3,732         5.29      90,132       2,138         4.78
    Time.......................................    208,782       5,245         5.07     148,930       4,188         5.67
                                                 ---------  -----------               ---------  -----------
      Total interest-bearing deposits..........    544,036      11,550         4.28     315,790       7,372         4.71
  Short-term borrowing.........................     22,233         647         5.87       3,658         107         5.90
  Long-term debt...............................     28,196       1,673        11.97       4,204         233        11.18
                                                 ---------  -----------               ---------  -----------
      Total interest-bearing liabilities.......    594,465      13,870         4.71     323,652       7,712         4.81
Noninterest-bearing liabilities:
  Demand deposits..............................    238,086                              117,835
  Other liabilities............................     14,445                                9,295
                                                 ---------                            ---------
      Total liabilities........................    846,996                              450,782
Shareholders' equity...........................     95,667                               48,398
                                                 ---------                            ---------
Total liabilities and shareholders' equity.....  $ 942,663                            $ 499,180
                                                 ---------  -----------               ---------  -----------
                                                 ---------                            ---------
Net interest income............................              $  22,204                            $  12,285
                                                            -----------                          -----------
                                                            -----------                          -----------
Net yield on interest-earning assets...........                                5.88                                 5.76

--------------------------

(1) Loan fees of $2.3 million and $1.4 million are included in the computations for 1998 and 1997, respectively.

(2) Yields are calculated on historical cost and exclude the impact of the unrealized gain (loss) on available for sale securities.

    The following table sets forth changes in interest income and interest expense attributable to changes in rates and changes in volume of the various components. Changes due to a combination of rate and volume are presented under the column titled "Mix." Nonaccrual loans are included in total loans outstanding while nonaccrued interest thereon is excluded from the computation of rates earned.

                                                                SIX MONTHS ENDED JUNE 30,
                                                                  1998 COMPARED TO 1997
                                                        ------------------------------------------
                                                           NET
                                                         CHANGE      RATE      VOLUME       MIX
                                                        ---------  ---------  ---------  ---------
                                                                  (DOLLARS IN THOUSANDS)
Interest income:
  Loans and leases....................................  $  16,204  $    (447) $  17,083  $    (432)
  Investment securities...............................        226         83        136          7
  Federal funds sold..................................       (353)       (16)      (345)         8
  Other earning assets................................     --         --         --         --
                                                        ---------  ---------  ---------  ---------
    Total interest income.............................     16,077       (380)    16,874       (417)
Interest expense:
  Interest-bearing demand.............................        294       (202)       794       (298)
  Money market........................................      1,233        172        791        270
  Savings.............................................      1,594        227      1,236        131
  Time................................................      1,057       (447)     1,683       (179)
  Short-term borrowing................................        540         (1)       543         (2)
  Long-term debt......................................      1,440         17      1,300        123
                                                        ---------  ---------  ---------  ---------
    Total interest expense............................      6,158       (234)     6,347         45
                                                        ---------  ---------  ---------  ---------
Net interest income...................................  $   9,919  $    (146) $  10,527  $    (462)
                                                        ---------  ---------  ---------  ---------
                                                        ---------  ---------  ---------  ---------

    PROVISION FOR LOAN AND LEASE LOSSES

    During the six months ended June 30, 1998, a total of $1.9 million was charged against operations and added to the allowance for loan and lease losses, as compared to $715,000 for the same period in 1997. The increased provision is primarily attributable to the increase in the loan portfolio due to the Eldorado Acquisition and to partially offset the loans charged off against the allowance discussed below. See "--Financial Condition."

    NONINTEREST INCOME

    Noninterest income for the six months ended June 30, 1998 was $11.4 million compared to $6.0 million for the same period in 1997. Noninterest income related to operations acquired in the Eldorado Acquisition that was not included in income for the same period in 1997 and increased earnings from the Bank's mortgage operations are primarily responsible for this improvement in noninterest income. Income from service charges on deposit accounts increased to $1.8 million for the six months ended June 30, 1998 compared to $652,000 for the same period in 1997 and other noninterest income increased to $2.9 million for the six months ended June 30, 1998 compared to $1.9 million for the same period in 1997, both of which changes are primarily attributable to the Eldorado Acquisition. Gains on sales of mortgage loans increased to $6.7 million for the six months ended June 30, 1998, as compared to $3.5 million for the same period in 1997. Income from the servicing of SBA loans increased to $1.3 million for the six months ended June 30, 1998 as compared to $959,000 for the same period in 1997. Such increase is primarily attributable to an increase in the SBA servicing portfolio due to the Eldorado Acquisition.

    The following table presents for the periods indicated the major categories of noninterest income:

                                                                            SIX MONTHS ENDED
                                                                                JUNE 30,
                                                                          --------------------
                                                                            1998       1997
                                                                          ---------  ---------
                                                                             (IN THOUSANDS)
Service charges on deposit accounts.....................................  $   1,780  $     652
Gains on sale of mortgage loans.........................................      6,710      3,452
SBA loan servicing......................................................      1,265        959
Other income............................................................      1,606        926
                                                                          ---------  ---------
  Total noninterest income..............................................  $  11,361  $   5,989
                                                                          ---------  ---------
                                                                          ---------  ---------

    NONINTEREST EXPENSES

    Noninterest expenses are the costs, other than interest expense, associated with providing banking and financial services to customers and conducting the affairs of the Bank. Also included are the costs of carrying and administering the OREO portfolio (as defined below) as well as the costs associated with problem assets, which include nonperforming and restructured loans. "OREO," or "other real estate owned," consists of real estate acquired through foreclosure or by acceptance of a deed in lieu of foreclosure.

    Noninterest expense for the six months ended June 30, 1998 was $24.5 million, an increase of $8.4 million for the same period in 1997. Salaries and employee benefits increased to $10.5 million for the six months ended June 30, 1998 from $6.7 million for the same period in 1997, which increase is attributable to the added personnel from the Eldorado Acquisition and an increase in mortgage-related commissions as a result of an increase in the volume of mortgage loan originations. Occupancy and equipment expense increased to $3.5 million for the six months ended June 30, 1998 from $2.5 million for the six months ended June 30, 1997 and represents the additional cost for facilities, equipment for branches and related operational expenses attributable to the Eldorado Acquisition. Other noninterest expenses increased to $8.8 million for the six months ended June 30, 1998 from $6.2 million for six months ended June 30, 1997, primarily attributable to the Eldorado Acquisition. The increase in other noninterest expense was partially offset by a decrease in the provision for mortgage recourse obligations for which none was made during the six months ended June 30, 1998 compared to $905,000 for the six months ended June 30, 1997. Also included in noninterest expense for the six months ended June 30, 1998 is amortization of goodwill and other intangibles of $1.7 million compared to $705,000 for the same period last year. The increase is primarily attributable to the Eldorado Acquisition. The Company's efficiency ratio was 66.53% for the six months ended June 30, 1998 as compared to 77.93% for the same period of 1997. For purposes of this Prospectus, the efficiency ratio is defined as noninterest expense--excluding amortization of goodwill and other intangibles, losses and carrying costs of OREO and nonrecurring provisions for recourse obligations--as a percentage of total revenue.

    The following table presents for the periods indicated the major categories of noninterest expense:

                                                                           SIX MONTHS ENDED
                                                                               JUNE 30,
                                                                         --------------------
                                                                           1998       1997
                                                                         ---------  ---------
                                                                            (IN THOUSANDS)
Salaries and employee benefits.........................................  $  10,457  $   6,650
Non-staff expenses
  Occupancy and equipment..............................................      3,504      2,491
  Professional, regulatory and other services..........................        749        335
  Legal................................................................        603        527
  Insurance............................................................        266        287
  Losses and carrying costs of OREO....................................        408        241
  Provision for recourse obligation....................................     --            905
  Amortization of goodwill and other intangibles.......................      1,739        705
  Data and item processing costs.......................................      1,805        688
  Customer service expenses............................................      1,011        488
  Other................................................................      3,935      2,775
                                                                         ---------  ---------
    Total non-staff expense............................................     14,020      9,442
                                                                         ---------  ---------
      Total noninterest expense........................................  $  24,477  $  16,092
                                                                         ---------  ---------
                                                                         ---------  ---------

    PROVISION FOR INCOME TAXES

    As a result of increased earnings for the six months ended June 30, 1998, a provision for income taxes of $3.7 million was made compared to a $912,000 provision made for the same period in 1997. The Company's effective tax rate (52.2%) is higher than the applicable statutory rate (42.0%), primarily because the goodwill amortization is a charge to earnings for financial statement purposes and is not deductible for federal income tax purposes.

               FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997

OVERVIEW

    To the extent that the following discussion relates to the operating results of the Company during the three months ended June 30, 1997, it includes the results of only one month of operations of Eldorado Bank. In most of the Company's income and expense categories and with respect to the Company's net income, the increases in the amounts reported for three months ended June 30, 1998 compared to the same period of 1997 resulted from the Eldorado Acquisition. Other significant factors affecting the Company's results of operations and financial condition are described in the applicable sections below.

    For the three months ended June 30, 1998, ELBI had net income of $1.7 million compared to net income of $121,000 for the same period in 1997. Basic net income per share for the three months ended June 30, 1998 was $0.16 per share compared to $0.01 for the three months ended June 30, 1997, while diluted net income per share for the three months ended June 30, 1998 was $0.14 compared to $0.01 for the three months ended June 30, 1997. Excluding the amortization of goodwill and other intangibles, basic and diluted earnings per share for the three months ended June 30, 1998 were $0.260 and $0.23, respectively, compared to $0.10 and $0.10 for the same period in 1997. The Company's return on average assets was .71% and its return on average common equity was 6.74% for the three months ended June 30, 1998 as compared to .08% and .27%, respectively, for the three months ended June 30, 1997. Return on average assets excluding goodwill amortization was 1.11% and return on average common equity excluding goodwill amortization was 11.38% for the three months ended June 30, 1998, as compared to .43% and 4.04%, respectively, for the three months ended June 30, 1997.

RESULTS OF OPERATIONS

    The Company's results of operations depend primarily on the Bank's net interest income, which is the difference between interest and dividend income on interest-earning assets and interest expense on interest-bearing liabilities. The Bank's interest-earning assets consist primarily of loans, mortgage-backed securities and investment securities, while its interest-bearing liabilities are deposits and borrowings. The Company's results of operations are also affected by the Bank's provisions for loan and lease losses, resulting from management's assessment of the adequacy of the Bank's allowance for loan and lease losses, the level of its other income, including fee income from the origination of mortgage loans, the level of its other expenses, such as compensation and employee benefits, occupancy costs, expenses associated with the administration of problem assets, and income taxes.

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

                                                                       THREE MONTHS ENDED JUNE 30,
                                                --------------------------------------------------------------------------
                                                                1998                                  1997
                                                ------------------------------------  ------------------------------------
                                                             INTEREST      AVERAGE                 INTEREST      AVERAGE
                                                 AVERAGE     INCOME OR    YIELD OR     AVERAGE     INCOME OR    YIELD OR
                                                 BALANCE      EXPENSE       COST       BALANCE      EXPENSE       COST
                                                ----------  -----------  -----------  ----------  -----------  -----------
                                                                          (DOLLARS IN THOUSANDS)

                                                          ASSETS

Interest-earning assets:
  Loans and leases (1)........................  $  719,144   $  17,470         9.74%  $  382,212   $   9,756        10.24%
  Investment Securities (2)...................      55,294         932         6.76       73,418       1,099         6.00
  Federal funds sold..........................      17,340         235         5.44       30,373         425         5.61
                                                ----------  -----------               ----------  -----------
      Total interest-earning assets:..........     791,778      18,637         9.44      486,003      11,280         9.31
  Non-earning assets:
    Cash and demand deposits with banks.......      80,859                                50,060
  Other assets................................     105,297                                37,507
                                                ----------                            ----------
      Total assets............................     977,934                               573,570
                                                ----------                            ----------
                                                ----------                            ----------

                                           LIABILITIES AND SHAREHOLDERS' EQUITY

Interest-bearing liabilities:
  Deposits
    Interest-bearing demand...................     100,217         425         1.70       47,134         291         2.48
    Money market..............................      93,160         866         3.73       46,632         380         3.27
    Savings...................................     167,673       2,228         5.33      118,642       1,459         4.93
    Time......................................     229,495       2,918         5.10      152,141       2,089         5.51
                                                ----------  -----------               ----------  -----------
      Total interest-bearing deposits.........     590,545       6,437         4.37      364,549       4,219         4.64
    Short-term borrowing......................      11,388         197         6.94          674          10         5.95
    Long-term debt............................      28,197         844        11.87        7,831         218        11.17
                                                ----------  -----------               ----------  -----------
      Total interest-bearing liabilities......     630,130       7,478         4.76      373,054       4,447         4.78
Noninterest-bearing liabilities:
  Demand deposits.............................     235,662                               134,210
  Other liabilities...........................      16,193                                10,576
                                                ----------                            ----------
      Total liabilities.......................     881,985                               517,840
Shareholders' equity..........................      95,949                                55,730
                                                ----------                            ----------
Total liabilities and shareholders' equity....  $  977,934                            $  573,570
                                                ----------  -----------               ----------  -----------
                                                ----------                            ----------
Net interest income...........................               $  11,159                             $   6,833
                                                            -----------                           -----------
                                                            -----------                           -----------
Net yield on interest-earning assets..........                                 5.65                                  5.64

------------------------

(1) Loan fees of $1.8 million and $1.2 million are included in the computations for 1998 and 1997, respectively.

(2) Yields are calculated on historical cost and exclude the impact of the unrealized gain (loss) on available for sale securities.

    The following table sets forth changes in interest income and interest expense attributable to changes in rates and changes in volume of the various components. Changes due to a combination of rate and volume are presented under the column titled "Mix." Nonaccrual loans are included in total loans outstanding while nonaccrued interest thereon is excluded from the computation of rates earned.

                                                                               THREE MONTHS ENDED JUNE 30, 1998 COMPARED
                                                                                                TO 1997
                                                                               ------------------------------------------
                                                                                  NET
                                                                                CHANGE      RATE      VOLUME       MIX
                                                                               ---------  ---------  ---------  ---------
                                                                                         (DOLLARS IN THOUSANDS)
Interest income:
  Loans and leases...........................................................  $   7,714  $    (470) $   8,600  $    (416)
  Investment securities......................................................       (167)       138       (271)       (34)
  Federal funds sold.........................................................       (190)       (12)      (182)         4
                                                                               ---------  ---------  ---------  ---------
      Total interest income..................................................      7,357       (344)     8,147       (446)
Interest expense:
  Interest-bearing demand....................................................        134        (91)       328       (103)
  Money market...............................................................        486         53        379         54
  Savings....................................................................        769        117        603         49
  Time.......................................................................        829       (155)     1,062        (78)
  Short-term borrowing.......................................................        187          2        159         26
  Long-term debt.............................................................        626         17        552         57
                                                                               ---------  ---------  ---------  ---------
      Total interest expense.................................................      3,031        (57)     3,083          5
                                                                               ---------  ---------  ---------  ---------
  Net interest income........................................................  $   4,326  $    (287) $   5,064  $    (451)
                                                                               ---------  ---------  ---------  ---------
                                                                               ---------  ---------  ---------  ---------

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

    The following table presents for the periods indicated the major categories of noninterest income:

                                                                              THREE MONTHS ENDED
                                                                                   JUNE 30,
                                                                             --------------------
                                                                               1998       1997
                                                                             ---------  ---------
                                                                                (IN THOUSANDS)
Service charges on deposit accounts........................................  $     887  $     394
Gains on sale of mortgage loans............................................      4,186      1,595
SBA loan servicing.........................................................        644        162
Other income...............................................................      1,022        550
                                                                             ---------  ---------
  Total noninterest income.................................................  $   6,739  $   2,701
                                                                             ---------  ---------
                                                                             ---------  ---------

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

    The following table presents for the periods indicated the major categories of noninterest expense:

                                                                            THREE MONTHS ENDED
                                                                                 JUNE 30,
                                                                           --------------------
                                                                             1998       1997
                                                                           ---------  ---------
                                                                              (IN THOUSANDS)
Salaries and employee benefits...........................................  $   5,609  $   3,629
Non-staff expenses
  Occupancy and equipment................................................      1,795      1,321
  Professional, regulatory and other services............................        736        173
  Legal..................................................................        407        288
  Insurance..............................................................         70         97
  Losses and carrying costs of OREO......................................         39        157
  Provision for recourse obligation......................................     --            710
  Amortization of goodwill and other intangibles.........................        975        494
  Data and item processing costs.........................................      1,107        796
  Customer service expenses..............................................        548        282
  Other..................................................................      1,911        988
    Total non-staff expense..............................................      7,588      5,306
                                                                           ---------  ---------
      Total noninterest expense..........................................  $  13,197  $   8,935
                                                                           ---------  ---------
                                                                           ---------  ---------

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

FINANCIAL CONDITION

    Total assets of the Company at June 30, 1998 were $1.0 billion compared to total assets of $902.4 million at December 31, 1997. The increase in total assets since December 31, 1997 is primarily attributable to the increase in mortgage loans held for sale that increased $91.4 million, or 95.0%, to $187.6 million at June 30, 1998 from $96.2 million at December 31, 1997. Total interest-earning assets of the Company at June 30, 1998 were $761.0 million compared to total earning assets of $725.6 million at December 31, 1997. Earning assets increased primarily due to the increase in mortgage loans held for sale, partially offset by a decrease in portfolio loans and investments.

    LOANS AND LEASES

    Total gross loans and leases at June 30, 1998 were $700.0 million, including $187.6 million of mortgage loans held for sale, compared to $618.3 million and $96.2 million, respectively, at December 31, 1997. Excluding those loans held for sale, at June 30, 1998, the four largest lending categories were: (i) commercial real estate loans, (ii) commercial loans, (iii) loans to individuals and (iv) residential mortgage loans, including land and construction loans. Those categories accounted for $221.5 million, $103.9 million, $65.5 million and $63.2 million, or approximately 43.2%, 20.3%, 12.8% and 12.3%, respectively, of total gross loans and leases at June 30, 1998. Leases made to finance equipment for small and medium-sized businesses accounted for $58.3 million, or approximately 11.4% of total gross loans and leases held for investment, at June 30, 1998.

    The following table sets forth the amount of loans and leases outstanding for the Company as of the dates indicated, according to type of loan, inclusive of mortgage loans held for sale. The Company has no foreign loans or energy-related loans.

                                                                                         DECEMBER 31,
                                                                  JUNE 30,   ------------------------------------
                                                                    1998        1997         1996         1995
                                                                 ----------  ----------  ------------  ----------
                                                                                    (DOLLARS IN THOUSANDS)
Commercial.....................................................  $  103,900  $  115,919   $   47,772   $   16,188
Real estate-commercial.........................................     221,451     235,244       86,397       --
Real estate-construction.......................................      27,154      35,617       18,812          599
Real estate-mortgage...........................................      36,077      32,132       41,650       15,710
Installment loans to individuals...............................      65,456      62,323       22,512        6,525
Lease financing................................................      58,312      40,819       46,498       --
                                                                 ----------  ----------  ------------  ----------
  Subtotal (portfolio loans)...................................     512,350     522,054      263,641       39,022
                                                                 ----------  ----------  ------------  ----------
Loans and leases held for sale.................................     187,603      96,230       64,917       --
                                                                 ----------  ----------  ------------  ----------
    Total......................................................     699,953     618,284      328,558       39,022
Less: allowance for loan and lease losses......................      (7,820)     (9,395)      (5,156)        (639)
Deferred loan and lease fees...................................      (3,656)     (3,006)      (2,444)         (45)
                                                                 ----------  ----------  ------------  ----------
Net loans and leases...........................................  $  688,477  $  605,883   $  320,958   $   38,338
                                                                 ----------  ----------  ------------  ----------
                                                                 ----------  ----------  ------------  ----------

    For regulatory and financial reporting purposes, the Company categorizes commercial loans that are secured in whole or part by real estate as commercial real estate loans. The Company believes such categorization overstates the Company's emphasis on real estate lending, because, for example, all SBA loans are secured by real estate and thus categorized as commercial real estate loans.

    The following table shows the amounts of certain categories of loans outstanding as of June 30, 1998, which, based on remaining scheduled repayments of principal, were due in one year or less, more than one year through five years, and more than five years. Demand or other loans having no stated maturity and no stated schedule of repayments are reported as due in one year or less. Residential mortgage loans held for sale are reported as due after five years.

                                                                           JUNE 30, 1998
                                                                      ------------------------
                                                                      COMMERCIAL   REAL ESTATE
                                                                      -----------  -----------
                                                                       (DOLLARS IN THOUSANDS)
Aggregate maturities of loans and leases which are due:
  Within one year...................................................   $  41,654    $  49,587
After one year but within five years:
  Interest rates are floating or adjustable.........................      37,851       55,781
  Interest rates are fixed or predetermined.........................       5,989       28,222
After 5 years:
  Interest rates are floating or adjustable.........................      12,953      298,126
  Interest rates are fixed or predetermined.........................       5,453       40,569
                                                                      -----------  -----------
    Total...........................................................   $ 103,900    $ 472,285
                                                                      -----------  -----------
                                                                      -----------  -----------

    NONPERFORMING ASSETS

    The following table summarizes nonperforming assets as of the end of the five most recent fiscal quarters ended June 30, 1998.

                                                    JUNE 30,    MARCH 31,   DECEMBER 31,  SEPTEMBER 30,  JUNE 30,
                                                      1998        1998          1997          1997         1997
                                                    ---------  -----------  ------------  -------------  ---------
                                                                        (DOLLARS IN THOUSANDS)
Nonaccrual loans and leases, not restructured.....  $   7,712   $   6,049    $   10,589     $   9,101    $  10,211
Accruing loans and leases past due 90 days or
  more............................................      1,136       1,377         4,638         1,244           59
Restructured loans and leases.....................      4,133       3,892         2,779         5,661        5,798
                                                    ---------  -----------  ------------  -------------  ---------
  Total nonperforming loans and leases ("NPLs")...     12,981      11,318        18,006        16,006       16,068
Other real estate owned ("OREO")..................      1,499       1,539         2,740         3,433        2,811
                                                    ---------  -----------  ------------  -------------  ---------
  Total nonperforming assets ("NPAs").............  $  14,482   $  12,857    $   20,746     $  19,439    $  18,879
                                                    ---------  -----------  ------------  -------------  ---------
                                                    ---------  -----------  ------------  -------------  ---------

Selected ratios:
  NPLs to total portfolio loans and leases(1).....        2.5%        2.2%          3.5%          3.2%         3.2%
  NPAs to total portfolio loans and leases and
    OREO(1).......................................        2.8         2.5           4.0           3.8          3.8
  NPAs to total assets............................        1.4         1.3           2.3           2.1          2.1

------------------------

(1) Excludes residential mortgages held for sale.

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

    Loans aggregating $11.8 million at June 30, 1998 have been designated as impaired in accordance with SFAS 114 as amended by SFAS 118. The Company's impaired loans are all collateral dependent, and as such the method used to measure the amount of impairment on these loans is to compare the loan amount to the fair value of collateral. In calculating the allowance for loan and lease losses that was required under the Company's internal guidelines, management determined that a minimum of $2.1 million should be included in the allowance at June 30, 1998 because of the risk to the loan and lease portfolio represented by such impaired loans.

    Management is not aware of any loan that had not been placed on nonaccrual status as of June 30, 1998 as to which there was serious doubt as to the ability of the borrower to comply with present loan repayment terms.

    At June 30, 1998, the Company had OREO properties with an aggregate carrying value of $1.5 million. During the six months ended June 30, 1998, properties with a total carrying value of $634,000 were added to OREO, and properties with a total carrying value of $1.9 million were sold and properties were written down by approximately $284,000. Management believes that all of the Company's OREO properties are recorded at amounts that are equal to or less than the market value based on current independent appraisals reduced by estimated selling costs.

    ALLOWANCE FOR LOAN AND LEASE LOSSES

    The allowance for loan and lease losses represents the amounts which have been set aside for the specific purpose of absorbing losses which may occur in the Bank's loan and lease portfolio. The provision for loan and lease losses is an expense charged against operating income and added to the allowance for loan and lease losses.

    In determining the adequacy of the allowance for loan and lease losses, management considers such factors as historical loan loss experience, known problem loans, evaluations made by regulatory agencies and the Company's outside loan reviewer, growth and composition of the loan portfolio, the estimated value of collateral, assessment of economic conditions and other appropriate data to identify the risks in the portfolio. In determining the amount of the allowance, a specific allowance amount is assigned to those loans with identified special risks, and the remaining loan portfolio is reviewed by category and assigned an allowance percentage for inherent losses. The allocation process does not necessarily measure anticipated future credit losses; rather, it reflects management's assessment at a certain date of perceived credit risk exposure and the impact of current and anticipated economic conditions, which may or may not result in future credit losses. While management believes the allowance to be adequate, it should be noted that it is based on estimates, and ultimate losses may vary from such estimates if future conditions differ materially from the assumptions used in making the evaluation.

    The Federal Reserve and the DFI, as an integral part of their respective supervisory functions, periodically review the Company's allowance for loan and lease losses. Such regulatory agencies may require the Company to increase its provision for loan and lease losses or to recognize further loan charge-offs, based upon judgments different from those of management.

    In December 1993, the federal banking agencies issued an inter-agency policy statement on the allowance for loan and lease losses which, among other things, establishes certain benchmark ratios of loan loss reserves to classified assets. The benchmark set forth by such policy statement is the sum of (i) assets classified loss; (ii) 50% of assets classified doubtful; (iii) 15% of assets classified substandard; and (iv) estimated credit losses on other assets over the upcoming 12 months. At June 30, 1998, the Company's allowance constituted over 218% of the benchmark amount suggested by the federal banking agencies' policy statement as compared with 250% at December 31, 1997.

    The Company's lending is concentrated in Southern California, which has in the recent past experienced adverse economic conditions, including declining real estate values. Those factors have adversely affected borrowers' ability to repay loans. Although management believes the level of the allowance as of June 30, 1998 is adequate to absorb losses inherent in the loan portfolio, a decline in the local economy may result in increased losses that cannot reasonably be predicted at this date. The possibility of increased costs of collection, nonaccrual of interest on those which are or may be placed on nonaccrual, and further charge-offs could also have an adverse impact on the Company's financial condition in the future.

    The Company's allowance for loan and lease losses was $7.8 million, or 1.5% of net portfolio loans (i.e., excluding residential mortgages held for sale) at June 30, 1998 compared to $9.4 million, or 1.8% of net portfolio loans at December 31, 1997. During the six months ended June 30, 1998, the provision for loan and lease losses was $1.9 million, or .75% (annualized) of average portfolio loans for the six months ended June 30, 1998, as compared to $715,000, or .48% (annualized) of average portfolio loans for the comparable period in 1997. Loan and lease charge-offs were $4.2 million and recoveries were $708,000 for the six months ended June 30, 1998 as compared to loan and lease charge-offs of $816,000 and recoveries of $111,000 for the comparable period in 1997. Annualized net charge-offs as a percentage of average portfolio loans were 1.36% for the six months ended June 30, 1998 as compared to .48% for the comparable period in 1997. The increase in annualized net charge-offs is primarily attributable to the charge-off during the three months ended March 31, 1998 of two loans with an aggregate principal balance of $2.1 million. The Company acquired those loans in the CSB acquisition, and although the loans were performing in accordance with their terms as of June 30, 1998, the Company became aware in early 1998 of a deterioration in the borrowers' financial condition. Consistent with regulatory guidelines, the Company's internal credit administration standards dictated that the loans should be charged off as a result of the decline in the borrowers' creditworthiness.

    The table below summarizes average portfolio loans and leases outstanding, gross portfolio loans and leases, nonperforming loans and leases and changes in the allowance for possible loan and lease losses arising from loan and lease losses and additions to the allowance from provisions charged to operating expense as of and for the five most recent fiscal quarters ended June 30, 1998:

                                                             AS OF AND FOR THE FISCAL QUARTER ENDED,
                                                 ---------------------------------------------------------------
                                                  JUNE 30,   MARCH 31,   DECEMBER 31,  SEPTEMBER 30,   JUNE 30,
                                                    1998        1998         1997          1997          1997
                                                 ----------  ----------  ------------  -------------  ----------
                                                                     (DOLLARS IN THOUSANDS)
Average portfolio loans and leases(1)..........  $  510,650  $  518,670   $  512,969    $   505,602   $  327,266
Gross portfolio loans and leases(1)............     512,350     520,884      522,054        506,625      500,670
Nonperforming loans and leases.................      12,981      11,318       18,006         16,006       16,068
Allowance for loan and lease losses:
  Balance at beginning of period...............       7,892       9,395        9,249          9,242        5,249
  Balance acquired during the period...........      --          --           --            --             4,076
  Loans charged off during period
    Commercial.................................         520       2,296          142             11          185
    Leases.....................................         166         167          646            140          192
    Real estate................................         710          64          258            188           83
    Installment................................         184          98          132            156           44
                                                 ----------  ----------  ------------  -------------  ----------
      Total....................................       1,580       2,625        1,178            495          504
  Recoveries during period
    Commercial.................................         461          20          223            100           85
    Leases.....................................          22          16            4             27       --
    Real estate................................          11         143          514              1       --
    Installment................................          14          21          175             16           28
                                                 ----------  ----------  ------------  -------------  ----------
      Total....................................         508         200          916            144          113
    Net loans and leases charged off during
      period...................................       1,072       2,425          262            351          391
    Provisions for loan and lease losses.......       1,000         922          408            358          308
                                                 ----------  ----------  ------------  -------------  ----------
      Balance at end of period.................  $    7,820  $    7,892   $    9,395    $     9,249   $    9,242
                                                 ----------  ----------  ------------  -------------  ----------
                                                 ----------  ----------  ------------  -------------  ----------
Selected ratios:
  Net charge-offs to average portfolio loans
    and leases (annualized)....................         .84%       1.87%         .20%           .28%         .48%
  Provision for loan and lease losses to
    average portfolio loans and leases
    (annualized)...............................         .78         .71          .32            .28          .38
  Allowance at end of period to gross portfolio
    loans and leases...........................        1.53        1.52         1.80           1.83         1.85
  Allowance as a percentage of nonperforming
    loans and leases...........................       60.24       69.73        52.18          57.78        57.52

------------------------

(1) Excludes residential mortgages held for sale.

    The following table indicates management's allocation of the allowance as of the dates indicated:

                                                                             JUNE 30,
                                                          ----------------------------------------------
                                                                   1998                    1997
                                                          ----------------------  ----------------------
                                                           AMOUNT      PERCENT     AMOUNT      PERCENT
                                                          ---------  -----------  ---------  -----------
                                                                      (DOLLARS IN THOUSANDS)
Allocated amount:
  Commercial, financial and agricultural................  $     827        10.6%  $     709         7.7%
  Real estate and construction..........................      1,329        17.0       1,482        16.0
  Consumer..............................................        633         8.1         421         4.6
  Unallocated...........................................      5,030        64.3       6,630        71.7
                                                          ---------       -----   ---------       -----
    Total...............................................  $   7,820       100.0%  $   9,242       100.0%
                                                          ---------       -----   ---------       -----
                                                          ---------       -----   ---------       -----

    In allocating the Company's allowance for possible loan and leases losses, management has considered the credit risk in the various loan categories in its portfolio. As such, the allocation of the allowance for possible loan and lease losses is based primarily upon the average aggregate historical net loan losses experienced in each of the acquired subsidiary banks. While the Company has made a reasonable effort to allocate the allowance to specific categories of loans, management believes that any allocation of the allowance for possible loan and lease losses into loan categories lends an appearance of exactness which does not exist, in that the allowance for possible loan and lease losses is utilized as a single unallocated allowance available for losses on all types of loans and leases, and actual losses in loan categories may vary from the amounts allocated to such categories.

    INVESTMENT SECURITIES

    The Bank maintains a portion of its assets in investment securities to balance risk and to ensure liquidity. See "--Liquidity."

    Total investments at June 30, 1998 were $61.1 million compared to $107.3 million at December 31, 1997. Investments decreased primarily to provide liquidity to fund increased mortgage origination activity. At June 30, 1998, the investment portfolio primarily consisted of U.S. treasury and agency securities and mortgage-backed securities. Both of those categories of investment securities are classified as available-for-sale and totaled $21.1 million and $40.0 million, respectively, or 34.5% and 65.5% of total investments, respectively.

    The following table presents the amortized cost of securities and their approximate fair values at June 30, 1998:

                                                                   JUNE 30, 1998
                                                ----------------------------------------------------
                                                                 GROSS         GROSS      ESTIMATED
                                                 AMORTIZED    UNREALIZED    UNREALIZED     MARKET
                                                   COST          GAIN          LOSS         VALUE
                                                -----------  -------------  -----------  -----------
                                                               (DOLLARS IN THOUSANDS)
Available-for-sale:
  U.S. Treasury...............................   $  15,998     $       7     $  --        $  16,005
  U.S. Government Agencies....................       5,000        --                (3)       4,997
  Mortgage-backed securities..................      40,115            33          (134)      40,014
  Corporate bonds and equities................          38        --            --               38
                                                -----------          ---         -----   -----------
    Total.....................................   $  61,151     $      40     $    (137)   $  61,054
                                                -----------          ---         -----   -----------
                                                -----------          ---         -----   -----------

    The following table show the maturities of investment securities at June 30, 1998 and the weighted average yields of such securities:

                                                             AFTER ONE YEAR BUT     AFTER FIVE YEAR BUT
                                      WITHIN ONE YEAR
                                                             WITHIN FIVE YEARS        WITHIN TEN YEARS        AFTER TEN YEARS
                                   ----------------------  ----------------------  ----------------------  ----------------------
                                    AMOUNT       YIELD      AMOUNT       YIELD      AMOUNT       YIELD      AMOUNT       YIELD
                                   ---------     -----     ---------     -----     ---------     -----     ---------     -----
                                                                       (DOLLARS IN THOUSANDS)
Securities available-for-sale:
  U.S. Treasuries................  $   6,005        5.86%  $  10,000        5.50%     --          --    %     --          --    %
  U.S. Government agencies.......     --          --           4,997        6.31      --          --          --          --
  Mortgage backed securities.....     --          --           3,948        6.88      10,580        6.71      25,486        6.92
  Equity securities..............         38      --          --          --          --          --          --          --
                                   ---------               ---------               ---------               ---------
    Total investment portfolio...  $   6,043        5.86%  $  18,945        6.00%  $  10,580        6.71%  $  25,486        6.92%
                                   ---------               ---------               ---------               ---------
                                   ---------               ---------               ---------               ---------

    There are certain inherent risks associated with mortgage-backed securities ("MBS") including volatility, credit risk, interest rate risk and average life extension risk. The Company's MBS portfolio has limited credit risk as the MBS portfolio contains only U.S. Government agency obligations that carry the highest ratings by nationally recognized statistical rating organizations. MBS price volatility is similar to U.S. Government or corporate bond obligations, in that as interest rates increase the value of the MBS decreases and, conversely, as interest rates decrease the value of the MBS increases. In addition, the interest rate risk associated with MBS can be exacerbated by extension or prepayment risk, particularly with respect to fixed-rate instruments. With fixed-rate MBS, as interest rates move upward, the probability of the average life extending increases as a result of prepayments generally slowing on the underlying collateral of the MBS. With the extension of average life in a rising rate environment, the Bank would own a security that has a below market yield for a longer period of time than was previously anticipated which also affects the market price negatively. If interest rates were to decline, the weighted average life of the fixed-rate MBS portfolio would shorten, prepayments would rise and the market value would increase. At June 30, 1998, the weighted average life of the Bank's fixed-rate MBS portfolio was 3.3 years.

    Additional information concerning investment securities is provided in the notes to the accompanying consolidated financial statements.

    DEPOSITS

    Total deposits were $876.6 million at June 30, 1998 compared to $765.2 million at December 31, 1997. An increase in regular savings deposits, certificates of deposits and interest bearing transaction accounts, partially offset by decreases in noninterest bearing demand deposits and money market accounts, contributed to the increase in total deposits. The increase in deposits reflects the Company's attempt to increase funding sources required to fund the increase in mortgage lending activity. In April 1998, the Company placed $18.3 million of wholesale certificates of deposits through financial intermediaries. Total noninterest bearing demand deposits were $256.2 million, or approximately 29.2% of total deposits, at June 30, 1998 compared to $289.3 million, or approximately 37.8% of total deposits, at December 31, 1997. Interest-bearing deposits were $620.4 million, or approximately 70.8% of total deposits, at June 30, 1998 compared to $475.9 million, or approximately 62.2% of total deposits, at December 31, 1997.

    A significant amount of the Company's interest-bearing deposits are generated from title and escrow companies ("Title and Escrow Deposits"). For the six months ended June 30, 1998, Title and Escrow Deposits averaged $116.9 million, representing 15.0% of the Company's average total deposits for that period. For the six months ended June 30, 1998, average Title and Escrow Deposits were 19.9% of average noninterest demand deposits and 48.9% of average savings deposits. Actual balances of Title and Escrow Deposits tend to vary widely during a month, with the highest balances usually occurring at the end of the month when residential real estate closings are generally scheduled to occur. One company controlled

11.7% of the Company's average Title and Escrow Deposits for the six months ended June 30, 1998 and 14.5% of the Company's total deposits at June 30, 1998.

    The Company considers Title and Escrow Deposits to be volatile because of the fluctuation in deposit amounts and the concentration of control over those deposits with a limited number of customers, even though the Company believes that its relationships with its principal Title and Escrow Deposit customers and its specialized deposit services partially mitigate the risk that such customers may terminate or significantly reduce their deposits with the Company. As a consequence of that potential volatility, the Company utilizes Title and Escrow Deposits solely to fund short-term assets, primarily consisting of residential mortgages held for sale, which are generally sold within 30 days after such mortgage loans are funded. If a substantial portion of the Title and Escrow Deposit were withdrawn suddenly, the Company believes that it has sufficient alternative sources of liquidity to fund its mortgage pipeline during a transition period. See "--Liquidity."

    The following table presents the daily average balances and weighted average rates paid on interest-bearing deposits for the six months ended June 30, 1998 and 1997, respectively below.

                                                               SIX MONTHS ENDED JUNE 30,
                                                    ------------------------------------------------
                                                             1998                     1997
                                                    -----------------------  -----------------------
                                                     AVERAGE      AVERAGE     AVERAGE      AVERAGE
                                                     BALANCE       RATE       BALANCE       RATE
                                                    ----------  -----------  ----------  -----------
                                                                 (DOLLARS IN THOUSANDS)
Noninterest-bearing demand........................  $  238,086        0.00%  $  117,835        0.00%
Interest-bearing demand...........................      98,871        1.70       39,973        2.72
Money market......................................      94,132        3.73       36,755        2.78
Savings...........................................     142,251        5.29       90,132        4.78
Time..............................................     208,782        5.07      148,930        5.67
                                                    ----------               ----------
    Total.........................................  $  782,122        2.98%  $  433,625        3.43%
                                                    ----------               ----------
                                                    ----------               ----------

    The following table shows the maturities of time certificates of deposits of $100,000 or more at June 30, 1998:

                                                                                JUNE 30, 1998
                                                                                --------------
                                                                                (IN THOUSANDS)
Due in three months or less...................................................   $     39,968
Due in over three months through six months...................................         21,712
Due in over six months through twelve months..................................         35,151
Due in over twelve months.....................................................          4,440
                                                                                --------------
  Total.......................................................................   $    101,271
                                                                                --------------
                                                                                --------------

    BORROWINGS

    Borrowings of the Company increased to $31.5 million at June 30, 1998 from $30.2 million at December 31, 1997. This increase in borrowings was primarily due to an increase in Federal funds purchased, which increased to $3.4 million at June 30, 1998 from $2.1 million at December 31, 1997. Those additional borrowings were undertaken primarily to fund increased mortgage origination volume.

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

    The Company and the Bank were well capitalized June 30, 1998 for federal regulatory purposes. As of June 30, 1998, both the Company and the Bank had Tier 1 Leverage Ratios of 6.6%, Tier 1 Risk-Weighted Ratios of 8.9% and Total Risk-Weighted Ratios of 10.0%.

LIQUIDITY

    The Company relies on deposits as its principal source of funds and, therefore, must be in a position to service depositors' needs as they arise. Management attempts to maintain a loan-to-deposit ratio of not greater than 80% and a liquidity ratio (liquid assets, including cash and due from banks, Federal funds sold and investment securities, to deposits) of approximately 20%. The average loan-to-deposit ratio was 88% for the six months ended June 30, 1998, 78% in 1997, 68% in 1996 and 78% in 1995. The average liquidity ratio was 19% for the six months ended June 30, 1998, 29% in 1997, 30% in 1996 and 22% in 1995. At June 30, 1998, the Company's loan-to-deposit ratio was 69% and the liquidity ratio was 20.8%. While fluctuations in the balances of a few large depositors cause temporary increases and decreases in liquidity from time to time, the Company has not experienced difficulty in dealing with such fluctuations from existing liquidity sources.

    Should the level of liquid assets (primary liquidity) not meet the liquidity needs of the Company, other available sources of liquid assets (secondary liquidity), including the purchase of Federal funds, sale of securities under agreements to repurchase, sale of loans, window borrowing from the Federal Reserve Bank and, to a lesser extent, borrowings from the FHLB, could be employed. The Company has relied primarily upon the purchase of Federal funds and the sale of securities under agreements to repurchase for secondary sources of liquidity. At June 30, 1998, the Company had $17.0 million of unused borrowing capacity under FHLB advances. In order to borrow from the Federal Reserve, the Company would be required to physically deliver to the Federal Reserve collateral consisting of marketable Government securities. At June 30, 1998, the Company has no such collateral at the Federal Reserve. The Company believes that it could deliver to the Federal Reserve collateral sufficient to support up to $19.0 million of window borrowings.

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

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

    In Management's opinion there has not been a material change in the Company's market risk profile during the six months ended June 30, 1998. Market risk is the risk of loss in a financial instrument arising from adverse changes in market prices and rates, foreign currency exchange rates, commodity prices and equity prices. The Company's market risk arises primarily from interest rate risk inherent in its lending and deposit taking activities. To that end, management actively monitors and manages its interest rate risk exposure. The Company does not have any market risk sensitive instruments acquired for trading purposes. The Company manages its interest rate sensitivity by matching the repricing opportunities on its earning assets to those on its funding liabilities. Management uses various asset/liability strategies to manage the repricing characteristics of its assets and liabilities to ensure that exposure to interest rate fluctuations is limited within Company guidelines of acceptable levels of risk-taking. Hedging strategies, including the terms and pricing of loans and deposits, and managing the deployment of its securities are used to reduce mismatches in interest rate repricing opportunities of portfolio assets and their funding sources.

    When appropriate, management may utilize off balance sheet instruments such as interest rate floors, caps and swaps to hedge its interest rate position. A Board of Directors approved hedging policy statement governs use of these instruments. As of June 30, 1998, the Company had not utilized any interest rate swap or other such financial derivative to alter its interest rate risk profile.

    One way to measure the impact that future changes in interest rates will have on net interest income is through a cumulative gap measure. The gap represents the net position of assets and liabilities subject to repricing in specified time periods. Generally, a liability sensitive gap position indicates that there would be a net positive impact on the net interest margin of the Company for the period measured in a declining interest rate environment since the Company's liabilities would reprice to lower market rates before its assets would. A net negative impact would result from an increasing interest rate environment. Conversely, an asset sensitive gap indicates that there would be a net positive impact on the net interest margin in a rising interest rate environment since the Company's assets would reprice to higher market interest rates before its liabilities would, while a net negative impact would result from a declining rate environment.

    The following table sets forth the distribution of repricing opportunities of the Company's interest-earning assets and interest-bearing liabilities, the interest rate sensitivity gap (i.e., interest rate sensitive assets less interest rate sensitive liabilities), cumulative interest-earning assets and interest-bearing liabilities, the cumulative interest rate sensitivity gap, the ratio of cumulative interest-earning assets to cumulative interest-bearing liabilities and the cumulative gap as a percentage of total assets and total interest-earning assets as of June 30, 1998. The table also sets forth the time periods during which interest-earning assets and interest-bearing liabilities will mature or may reprice in accordance with their contractual terms. The interest rate relationships between the repriceable assets and repriceable liabilities are not necessarily constant and may be affected by many factors, including the behavior of customers in response to changes in interest rates. This table should, therefore, be used only as a guide as to the possible effect changes in interest rates might have on the net margins of the Company.

                                                               JUNE 30, 1998
                                                      AMOUNTS MATURING OR REPRICING IN
                                         ----------------------------------------------------------
                                                       OVER 3
                                                       MONTHS      OVER 1
                                          3 MONTHS     TO 12      YEAR TO      OVER        NON-
                                          OR LESS      MONTHS     5 YEARS     5 YEARS   SENSITIVE(1)    TOTAL
                                         ----------  ----------  ----------  ---------  -----------  ------------
                                                                      (DOLLARS IN
                                                                      THOUSANDS)
ASSETS
Cash and due from banks................  $   --      $   --      $   --      $  --      $   160,245  $    160,245
Federal funds sold.....................      --          --          --         --          --            --
Investment securities..................       6,005      --          18,945     36,066           38        61,054
Loans and leases.......................     319,130      43,356      90,113     59,751      --            512,350
Loans held for sale....................     187,603      --          --         --          --            187,603
Other assets(2)........................      --          --          --         --          102,058       102,058
                                         ----------  ----------  ----------  ---------  -----------  ------------
    Total assets.......................  $  512,738  $   43,356  $  109,058  $  95,817  $   262,341  $  1,023,310
                                         ----------  ----------  ----------  ---------  -----------  ------------
                                         ----------  ----------  ----------  ---------  -----------  ------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Noninterest-bearing demand deposits....  $   --      $   --      $   --      $  --      $   256,166  $    256,166
Interest-bearing demand, money market
  and savings..........................     377,414      --          --         --          --            377,414
Time certificates of deposit...........      89,955     136,844      16,136         87      --            243,022
Short-term debt........................       3,374      --          --         --          --              3,374
Long-term debt.........................      --          --             473     27,657      --             28,130
Other liabilities......................      --          --          --         --           17,510        17,510
Shareholders' equity...................      --          --          --         --           97,694        97,694
                                         ----------  ----------  ----------  ---------  -----------  ------------
    Total liabilities and shareholders'
      equity...........................  $  470,743  $  136,844  $   16,609  $  27,744  $   371,370  $  1,023,310
                                         ----------  ----------  ----------  ---------  -----------  ------------
                                         ----------  ----------  ----------  ---------  -----------  ------------

Period Gap.............................  $   41,995  $  (93,488) $   92,449  $  68,073  $  (109,029)
Cumulative interest-earning
  assets...............................     512,738     556,094     665,152    760,969
Cumulative interest-bearing
  liabilities..........................     470,743     607,587     624,196    651,940
Cumulative Gap.........................      41,995     (51,493)     40,956    109,029
Cumulative interest-earning assets to
  cumulative interest-bearing
  liabilities..........................        1.09        0.92        1.07       1.17
Cumulative Gap as a percent of:
  Total assets.........................       4.10%       (5.03)%      4.00%    10.65%
  Interest-earning assets..............        5.52       (6.77)       5.38      14.33

------------------------

(1) Assets or liabilities which are not interest rate sensitive.

(2) Allowance for possible loan losses of $7.8 million as of June 30, 1998 is included in other assets.

    At June 30, 1998, the Company had $556.1 million in assets and $607.6 million in liabilities repricing within one year. Therefore, $51.5 million more in interest rate sensitive liabilities than interest rate sensitive assets will change to the then current rate (changes occur due to the instruments being at a variable rate or because the maturity of the instrument requires its replacement at the then current rate). The ratio of interest earning assets to interest bearing liabilities maturing or repricing within one year at June 30, 1998 was .92, and management tries to maintain this ratio as close to 1.0 as possible while remaining in a range between .80 and 1.20. Interest expense is likely to be affected to a greater extent than interest income for any change in interest rates within one year from June 30, 1998. If rates were to fall during this period, interest expense would decline by a greater amount than interest income and net income would increase. Conversely, if rates were to rise, the reverse would apply, and the Company's net income would decrease.

    Since interest rate changes do not affect all categories of assets and liabilities equally or simultaneously, a cumulative gap analysis alone cannot be used to evaluate the Company's interest rate sensitivity position. To supplement traditional gap analysis, the Company performs simulation modeling to estimate the potential effects of changing interest rates. The process allows the Company to explore the complex relationships within the gap over time and various interest rate environments. Based upon the Company's interest rate shock simulations, net interest income is expected to decrease approximately 1.5% with a 200 basis point instantaneous increase to interest rates and increase approximately 1.3% with a 200 basis point instantaneous decrease in rates. Management has a target of minimizing the decline in net interest income to no more than 4.0% given a 200 basis point instantaneous decrease in rates.

    The preceding sensitivity analysis does not represent a forecast and should not be relied upon as being indicative of expected operating results. These hypothetical estimates are based upon numerous assumptions, including the nature and timing of interest rate levels including the shape of the yield curve prepayments on loans and securities, changes in deposit levels, pricing decisions on loans and deposits, reinvestment and replacement of asset and liability cashflows and others. While assumptions are developed based upon current economic and local market conditions, the Company cannot make any assurances as to the predictive nature of these assumptions including how customer preferences or competitor influences might change.

    Also, as market conditions vary from those assumed in the sensitivity analysis, actual results will also differ because of prepayment and refinancing levels likely deviating from those assumed, the varying impact of interest rate change caps or floors on adjustable rate loans, depositor withdrawals and product preference changes, and other internal and external variables. Furthermore, the sensitivity analysis does not reflect actions that management might take in responding to or anticipating changes in interest rates.

    Management has taken several steps to reduce the positive gap of the Company by lengthening the maturities in its investment portfolio and originating more fixed-rate assets that mature or reprice in balance with its interest bearing liabilities. Management will continue to maintain a balance between its interest earning assets and interest bearing liabilities in order to minimize the impact on net interest income due to changes in market rates.

                   ELDORADO BANCSHARES, INC. AND SUBSIDIARIES
               U.S. SECURITIES AND EXCHANGE COMMISSION FORM 10-Q

                                   SIGNATURES

    Pursuant to the requirements of the U.S. Securities Exchange Act of 1934, ELBI has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                ELDORADO BANCSHARES, INC.

DATE:  October 13, 1998                    /s/ ROBERT P. KELLER
                                ------------------------------------------
                                             Robert P. Keller
                                  PRESIDENT AND CHIEF EXECUTIVE OFFICER

DATE:  October 13, 1998                     /s/ JOHN L. GORDON
                                ------------------------------------------
                                              John L. Gordon
                                SENIOR VICE PRESIDENT AND CHIEF FINANCIAL
                                                 OFFICER