Form 10-Q
period 1998-09-30
ELDORADO BANCSHARES INC
filed 1998-11-16
CIK 818633

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For Quarterly Period Ended September 30, 1998

                         Commission file number 2-76555

                            ELDORADO BANCSHARES, INC.
                            -------------------------
             (Exact name of registrant as specified in its charter)

                        DELAWARE                   33-0720548
                        --------                   ----------
          (State or other jurisdiction of      (I.R.S. Employer or
          incorporation or organization)       Identification No.)

       24012 Calle de la Plata, Suite 150, Laguna Hills, California   92653
       ------------------------------------------------------------   -----
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

Common Stock, $.01 par value            9,173,698 shares outstanding on November
                                        14, 1998 (restated to reflect the
                                        one-for-two reverse split effective
                                        September 4, 1998)

                            ELDORADO BANCSHARES, INC.
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                                    FORM 10-Q

                                      INDEX

                                                                           Page

Part I - Financial Information

   Item 1. Financial Statements

         Condensed Consolidated Statements of Condition -                     3
         September 30, 1998 and December 31, 1997

         Condensed Consolidated Statements of Operations                      5
         For the three and six months ended September 30, 1998 and 1997

         Condensed Consolidated Statements of Cash Flows -                    6
         For the six months ended September 30, 1998 and 1997

         Notes to the Condensed Consolidated Financial Statements             8

    Item 2. Management's Discussion and Analysis or Plan of Operation        10

    Item 3. Qualitative and Quantitative Disclosure about Market Risk        28

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         ELDORADO BANCSHARES, INC.
                             AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF CONDITION
                SEPTEMBER 30, 1998 AND DECEMBER 31, 1997
                         (DOLLARS IN THOUSANDS)

                                                      SEPTEMBER 30,
                                                           1998          DECEMBER 31,
                                                       (UNAUDITED)           1997
                                                    ----------------     ------------

ASSETS
Cash and due from banks                            $     205,191         $   81,030
Federal funds sold                                                           40,000
                                                    ----------------     ------------
   Total cash and cash equivalents                       205,191            121,030

Available-for-sale investment securities                 102,250             67,295

Mortgage loans held for sale                             169,282             96,230
Loans and leases, net of unearned income                 514,405            519,048
   Less allowance for loan and lease loss                (8,126)            (9,395)
                                                    ----------------     ------------
      Loans, net                                         675,561            605,883

Loan and servicing sale receivable                         3,855              1,247
Premises and equipment, net                                9,686             11,232
Real estate acquired through foreclosure, net              1,321              2,740
Intangibles arising from acquisitions, net                64,386             66,769
Accrued interest receivable and other assets              28,094             26,159
                                                    ----------------     ------------
Total assets                                        $  1,090,344         $  902,355
                                                    ----------------     ------------
                                                    ----------------     ------------


            See notes to condensed consolidated financial statements.

                                ELDORADO BANCSHARES, INC.
                                    AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF CONDITION (CONTINUED)
                        SEPTEMBER 30, 1998 AND DECEMBER 31, 1997
                                  (DOLLARS IN THOUSANDS)

                                                             SEPTEMBER 30,
                                                                  1998            DECEMBER 31,
                                                              (UNAUDITED)             1997
                                                             ----------------     -------------

Liabilities and Shareholders' Equity
Deposits:
   Demand:
      Non-interest bearing                                         267,555             289,344
      Interest bearing                                             101,742              97,416
   Savings:
      Regular                                                      208,505              98,465
      Money market                                                  89,607              98,189
   Time:
      Under $100,000                                               153,948              99,713
      $100,000 or more                                             117,826              82,076
                                                             ----------------     -------------
         Total deposits                                            939,183             765,203

Federal funds purchased                                              4,612               2,050
Due to related parties
Accrued expenses and other liabilities                              18,336              12,172
Mandatory convertible debentures                                       405                 537
Subordinated debentures                                             27,657              27,657
                                                             ----------------     -------------
         Total liabilities                                         990,193             807,619

Shareholders' equity:
   Preferred stock, $.01 par value, 1,500,000 shares
      authorized, 116,593 issued and outstanding at
      September 30, 1998                                            11,659              11,659
   Special common stock, $.01 par value, 9,651,600
      shares authorized, 2,412,859 issued and outstanding
      at September 30, 1998                                             92                  24
   Common stock, $.01 par value, 50,000,000
      shares authorized, 6,760,840 issued and
      outstanding at a September 30, 1998                                                   68
   Additional paid-in capital                                       83,946              83,946
   Retained earnings                                                 5,081                 524
   Unearned compensation                                            (1,132)             (1,509)
   Accumulated other comprehensive income (loss)                       505                  24
                                                             ----------------     -------------
Total shareholders' equity                                         100,151              94,736

                                                             ----------------     -------------
Total liabilities and shareholders' equity                       1,090,344             902,355
                                                             ----------------     -------------
                                                             ----------------     -------------

            See notes to condensed consolidated financial statements.

                            ELDORADO BANCSHARES, INC.
                                AND SUBSIDIARIES

              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
         THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
                                   (UNAUDITED)

                                                           THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                              SEPTEMBER 30,                        SEPTEMBER 30,
                                                   -----------------------------------  ------------------------------------
                                                        1998               1997               1998               1997
                                                   ----------------   ----------------  -----------------  -----------------


    Interest and fee income on loans                        14,854             13,527             46,342             28,990
    Income from lease finance receivables                    1,870                942              4,452              3,110
    Interest and dividend income on securities               1,317              1,927              3,236              3,620
    Interest income on federal funds sold                    1,325                410              1,645              1,124
                                                   ----------------   ----------------  -----------------  -----------------
       Total interest and fee income                        19,366             16,806             55,675             36,844

    Interest on deposits                                     7,442              5,631             18,992             13,005
    Interest on federal funds purchased                        262                 86              1,159                233
    Interest on subordinated notes                             830                836              2,488              1,070
                                                   ----------------   ----------------  -----------------  -----------------
       Total interest expense                                8,534              6,553             22,639             14,308

    Net interest income                                     10,832             10,253             33,036             22,536

    Provision for loan and lease losses                        700                358              2,622              1,087

    Net interest income after provision
      for loan and lease losses                             10,132              9,895             30,414             21,449

    Service charges on deposit accounts                        782                830              2,563              1,490
    Gain on sale of mortgage loans                           4,336              2,457             12,049              7,664
    Other non-interest income                                1,244                  7              3,112                977
                                                   ----------------   ----------------  -----------------  -----------------
       Total non-interest income                             6,362              3,294             17,724             10,131

    Salaries and employee benefits                           5,509              4,471             15,966             11,121
    Expenses of premises & fixed assets                      1,933              1,889              5,437              4,380
    Amortization of intangibles                                975                826              2,714              1,386
    Other non-interest expense                               4,180              3,612             12,958             10,835
                                                   ----------------   ----------------  -----------------  -----------------
       Total non-interest expense                           12,597             10,798             37,075             27,722

    Income before taxes and other                            3,897              2,391             11,063              3,858
    Applicable income taxes                                  1,806              1,318              5,549              2,230
                                                   ----------------   ----------------  -----------------  -----------------
    Net income                                     $         2,091    $         1,073   $          5,514   $          1,628
                                                   ----------------   ----------------  -----------------  -----------------
                                                   ----------------   ----------------  -----------------  -----------------


    Net income available to common                 $         1,771    $           750   $          4,558   $          1,220
    Earnings per share (basic)                     $          0.19    $          0.08   $           0.50   $           0.18
    Earnings per share (dilutive)                  $          0.18    $          0.08   $           0.46   $           0.17


            See notes to condensed consolidated financial statements.

                            ELDORADO BANCSHARES, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (UNAUDITED)

                                                                                 NINE MONTHS ENDED SEPTEMBER 30,
                                                                            ------------------------------------------
                                                                                   1998                  1997
                                                                            -------------------   --------------------
                                                                                     (Dollars in thousands)

OPERATING ACTIVITIES:

Net income                                                                     $     5,514         $   1,628
Adjustments to reconcile net income to net cash
(used in) provided by operating activities:
   Provision for loan and lease losses                                               2,622             1,176
   (Gain) loss on sale of investment securities                                          9
   Gain on sale of mortgage loans                                                1,250,523            (5,013)
   (Gain) loss on sale of premises and equipment                                       (10)               15
   Loss on sale of real estate owned                                                   303                55
   Depreciation and amortization                                                     4,267             2,676
   Accretion/amortization related to securities                                       (896)              246
   Mortgage loans originated for sale                                           (1,306,103)         (627,993)
   Proceeds from sales of loans and servicing                                      (10,767)          634,061
   Equity in  loss of real estate joint venture                                                          250
   Decrease (increase) in servicing sale receivable                                 (1,241)          (46,009)
   Other, net                                                                        3,391           (10,190)
                                                                               -----------         ---------
Net (used in) provided by operating activities                                     (52,397)          (49,089)

INVESTING ACTIVITIES:

Decrease in interest bearing deposits with other financial institutions
Purchase of investment securities                                                 (123,733)          (17,016)
Proceeds from sales and maturities of investment securities                         90,117            49,724
Loans/Leases originated for portfolio net of principal repayment                    (6,149)          (10,584)
Purchase of premises and equipment                                                  (1,217)             (722)
Proceeds from sale of premises and equipment                                         1,220                12
Proceeds from sales of real estate acquired through foreclosure                      1,818             2,824
Capital expenditures for other real estate owned                                                      (3,064)
Purchase of Eldorado Bank, net of cash received                                                      (46,477)
                                                                               -----------         ---------
Net cash (used in) provided by investing activities                                (37,944)          (25,303)


            See notes to condensed consolidated financial statements.

                            ELDORADO BANCSHARES, INC.
                                AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (UNAUDITED)

                                                                    NINE MONTHS ENDED SEPTEMBER 30,
                                                               ------------------------------------
                                                                    1998                  1997
                                                               ---------------       ---------------
                                                                         (Dollars in thousands)

    FINANCING ACTIVITIES

    Net increase in deposits                                          173,980           75,439
    Issuance of subordinated debentures                                                 27,657
    Issuance of preferred stock preferred stock                                         11,659
    Issuance of common stock                                                            18,004
    Issuance of  special common stock                                                   25,224
    Payment of dividends                                                (433)            (408)
    Repayment of notes payable                                                         (4,500)
    Net increase (decrease) in other borrowings                         2,430          (6,120)
                                                               ---------------   --------------
    Net cash provided by financing activities                         175,977          146,955

    INCREASE IN CASH AND CASH EQUIVALENTS                              85,636           72,563
    CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                    121,030           46,222
                                                               ---------------   --------------
    CASH AND CASH EQUIVALENTS, END OF PERIOD                   $      206,666     $    118,785
                                                               ---------------   --------------
                                                               ---------------   --------------


    Supplemental disclosures of cash flow information:

       Cash paid for Interest on deposits                              12,432           10,221
       Cash paid for Income taxes                                       1,610              895



            See notes to condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BASIS OF PRESENTATION

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The accompanying financial information for Eldorado Bancshares, Inc. ("ELBI" or the "Company") has been prepared in accordance with the Securities and Exchange Commission rules and regulations for quarterly reporting and therefore does not necessarily include all information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. The interim financial data is unaudited; however, in the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. Certain reclassifications have been made in the 1997 financial information to conform to the presentation used in 1998. Results for the period ending September 30, 1998 are not necessarily indicative of results which may be expected for any other interim period or for the year as a whole. The information contained in this report should be read in conjunction with the Annual Report of ELBI on Form 10-K for the year ended December 31, 1997 and in particular the footnotes to the audited financial statements included therewith.

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

EARNINGS PER COMMON SHARE

         The actual number of common shares outstanding at September 30, 1998 was 9,173,699. Basic earnings per share is computed by dividing net income less dividends paid to preferred shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income less dividends paid to preferred shareholders plus the income impact of diluted securities by the common shares outstanding plus diluted common stock equivalents by using the treasury stock method.

         At September 30, 1998, the Company had outstanding common stock purchase warrants entitling the holders to purchase a total of 2,241,217 shares of common stock and stock options entitling the holder to purchase a total of 350,213 shares of common stock. Lacking an active market for its shares, the Company assumed a weighted average per share price in computing the diluted impact of the outstanding warrants and options of $8.00 for the three and nine months ended September 30, 1998.

         At September 30, 1997, the Company had outstanding common stock purchase warrants entitling the holders to purchase a total of 2,241,217 shares of common stock. There were granted but no exercisable stock options outstanding at September 30, 1997. Lacking an active market for its shares, the Company assumed a weighted average per share price in computing the dilutive impact of the outstanding warrants and options of $12.00 for the three and nine months ended September 30, 1997.

         The weighted average number of common shares used to compute basic earnings per share were 9,173,699 and 9,385,790 for the three months ended September 30, 1998 and 1997, respectively and 9,173,699 and 6,776,556 for the nine months ended September 30, 1998 and 1997, respectively. The fully diluted average number of common shares used to compute dilutive earnings per share were 9,963,371 and 9,830,298 for the three months ended September 30, 1998 and 1997, respectively and 9,963,371 and 9,830,298 for the nine months ended September 30, 1998 and 1997, respectively. Net income was not adjusted in the calculation of dilutive earnings per share.

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


                                                               (dollars in thousands)
                                           THREE MONTHS ENDED                          NINE MONTHS ENDED
                                              SEPTEMBER 30,                              SEPTEMBER 30,
                                     -----------------------------------   ------------------------------------
                                            1998               1997               1998                1997
                                     ----------------    --------------    ----------------    ----------------
Net income                           $         2,091     $        1,073    $         5,514     $         1,628
Comprehensive income                             564                128                505                 152
                                     ----------------    ---------------   ----------------    ----------------
   Total comprehensive income        $         2,655     $        1,201    $         6,019     $         1,780
                                     ----------------    --------------    ----------------    ----------------


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

         This information should be read in conjunction with the consolidated financial statements and the notes thereto of Eldorado Bancshares Inc. ("ELBI" or the "Company") included in Item 1 of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 1997 contained in the 1997 Annual Report of ELBI on Form 10-K.

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

         Prior to September 1995, the predecessor to the Company, SDN Bancorp, Inc., owned a single bank, San Dieguito National Bank ("San Dieguito"), with approximately $56 million in assets that was categorized as "critically undercapitalized" by federal regulators. In September 1995, the Company was recapitalized by DCG, a limited partnership controlled by Mr. Keller and a majority of the other directors of the Company. Between September 1995 and June 30, 1997, the Company acquired three banks; Liberty National Bank ("Liberty"), Commerce Security Bank ("CSB") and Eldorado Bank, increasing the Company's tangible assets by $779 million. The Company completed its most recent acquisition Eldorado Bancorp and its subsidiary bank Eldorado Bank (the "Eldorado Acquisition") in June 1997, which increased the Company's assets by approximately $404 million. The Liberty acquisition was completed as of March 31, 1996, and the CSB acquisition was completed as of September 1, 1996. Each of those acquisitions was accounted for using the purchase method of accounting for business combinations, and therefore the operating results of those banks are reflected in the Company's financial statements only from the date of acquisition. Consequently, the period-to-period comparisons for the nine months ended September 30, 1998 and 1997 are affected by the timing of those acquisitions.

         Within the recent past, CSB, Eldorado Bank, Liberty and San Dieguito were adversely affected by a variety of factors, including high levels of nonperforming assets, reliance on high-cost brokered deposits and excessive overhead costs. The high levels of nonperforming assets and related overhead costs were partly attributable to adverse economic conditions, including declining real estate values that California experienced during the earlier part of this decade.

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

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

OVERVIEW

         To the extent that the following discussion relates to the operating results of the Company during the nine months ended September 30, 1997, it includes the results of only four months of operations of Eldorado Bank. In most of the Company's income and expense categories and with respect to the Company's net income, the increases in the amounts reported for nine months ended September 30, 1998 compared to the same period of 1997 resulted from the Eldorado Acquisition. Other significant factors affecting the Company's results of operations and financial condition are described in the applicable sections below.

         The Company had net income of $5.5 million for the nine months ended September 30, 1998. This represents an increase of $3.9 million, or 238.70%, over net income of $1.6 million for the nine months ended September 30, 1997. Basic net income per share for the nine months ended September 30, 1998 was $.50 compared to $.18 for the nine months ended September 30, 1997. Diluted net income per share for the nine months ended September 30, 1998 was $.46 compared to $.17 for the nine months ended September 30, 1997. Excluding the amortization of goodwill and other intangibles, basic and diluted earnings per share for the nine months ended September 30, 1998 were $.79 and $.73, respectively, compared to $.38 and $.36 for the same period of 1997. The Company's return on average assets was .74% and a return on average common equity was 7.60% for the nine months ended September 30, 1998, as compared to
 .34% and 3.37%, respectively, for the nine months ended September 30, 1997. Excluding the amortization of goodwill and other intangibles, return on average assets was 1.11% and return on average common equity was 11.34% for the nine months ended September 30, 1998, as compared to .63% and 6.23%, respectively, for the nine months ended September 30, 1997.


RESULTS OF OPERATIONS

         The Company's results of operations depend primarily on the Bank's net interest income, which is the difference between interest and dividend income on interest-earning assets and interest expense on interest-bearing liabilities. The Bank's interest-earning assets consist primarily of loans and investment securities, while its interest-bearing liabilities are deposits and borrowings. The Company's results of operations are also affected by the Bank's provision for loan and lease losses, resulting from management's assessment of the adequacy of the Bank's allowance for loan and lease losses, the level of its other income, including fee income from the origination of mortgage loans, the level of its other expenses, such as compensation and employee benefits, occupancy costs, expenses associated with the administration of problem assets, and income taxes.

         The increase in net income for the nine months ended September 30, 1998, compared to the same nine month period of 1997 was the result of an increases in both interest income and non-interest income. The increase in interest income was the result of an increase in the level of interest earning assets. The increase in the level of earning assets was due in part to the assets purchased in the acquisition of Eldorado which are included for the full nine months ended September 30, 1998 and only four months of the nine months ended September 30, 1997. The increase in non-interest income was a result of an increase in the volume of mortgage loans originated and sold and an increase in service charges and fees.

         The increase in revenue was partially offset by increases in interest expense, the provision for loan losses, and other operating expenses. The increase in interest expense was the result of both a greater volume and cost of average interest paying liabilities. The increase in the volume of interest bearing liabilities assets was affected by the Eldorado acquisition. The increase in the cost of average interest bearing liabilities reflects a greater reliance on other borrowed funds. The increase in the provision for credit losses reflects the greater volume of loans. The increase in non-interest expenses was due in part to the cost of operating the additional branch facilities acquired in the Eldorado purchase. Non-interest expense was also affected by increased commission expense reflecting the increased volume of mortgage loan origination


NET INTEREST INCOME AND NET INTEREST MARGIN

         For the nine months ended September 30, 1998, the Company generated net interest income of $33.0 million. This represented an increase of $10.5 million, or 46.59%, over net interest income of $22.5 million for the nine months ended September 30, 1997. The net yield on earning assets decreased to 5.54% for the nine months ended September 30, 1998, compared to a net yield of 5.68% for the same period last year.

         Total interest income was $55.7 million for the nine months ended September 30, 1998. This represented an increase of $18.8 million, or 51.11%, over total interest income of $36.8 million for the nine months ended

September 30, 1997. The increase in total interest income was primarily the result of an increase in the average earning assets for the most recent nine month period. Average earning assets were $797.4 million for the nine months ended September 30, 1998. This represented an increase of $267.2 million, or 50.39%, over average earning assets of $530.2 million, for the nine months ended September 30, 1997. The yield on total earning assets increased to 9.34% for the nine months ended September 30, 1998, compared to an average yield of 9.29% for the nine months ended September 30, 1997. The increase in the yield on earning assets resulted as a greater percentage of earning assets were allocated to loans.

         Interest and fees on loans and income from lease finance receivables totaled $50.8 million for the nine months ended September 30, 1998. This represented an increase of $18.7 million, or 58.24%, compared to total loans and lease income of $32.1 million for the nine months ended September 30, 1997. The increase in loan and lease income was the result of greater average balances for the first nine months of 1998 compared to the same period last year. Loans and leases averaged $684.8 million for the nine months ended September 30, 1998. This represented an increase of $262.9 million, or 62.31%, greater than average loans and leases of $421.9 million for the nine months ended September 30, 1997. The yield on loans and leases decreased to 9.34% for the first nine months of 1998, compared to an average yield of 10.17% for the same nine months of 1997. The increase in average balances was affected by the Eldorado acquisition. The decrease in yields reflects in part an increased price competition for earning assets for the most recent nine month period.

         Interest expense totaled $22.6 million for the nine months ended September 30, 1998. This represented an increase of $8.3 million, or 58.23%, over total interest expense of $14.3 million for the nine months ended September 30, 1997. The increase in interest expense is the result of both an increased volume and cost of average interest paying liabilities. Average interest bearing liabilities were $625.7 million for the nine months ended September 30, 1998. This represented an increase of $218.2 million, or 53.54%, over average interest bearing liabilities of $407.6 million for the nine months ended September 30, 1997. The cost of average interest bearing liabilities was 4.84% for the nine months ended September 30, 1998, compared to an average cost of 4.69% for the same nine month period in 1997.

         The increase in average interest bearing liabilities was primarily the result of increased average interest bearing deposits. Interest bearing deposits averaged $387.9 million for the nine months ended September 30, 1998. This represented an increase of $193.6 million, or 49.93%, compared to average interest bearing deposits of $387.9 million for the nine months ended September 30, 1997. The cost of average interest bearing deposits decreased to 4.37% for the nine months ended September 30, 1998, compared to an average cost of 4.48% for the same nine month period last year. The decrease in the average cost of interest bearing deposits was primarily the result of a decrease in the cost of average time deposits. The average cost of time deposits decreased to 4.83% for the nine months ended September 30, 1998, compared to an average cost of 5.56% for the same period last year.

           Other interest bearing liabilities averaged $44.2 million. This represented an increase of $24.5 million, or 124.7 % over average other interest bearing liabilities of $19.7 million for the nine months ended September 30, 1997. The average cost of other interest bearing liabilities increased to 11.03% for the nine months ended September 30, 1998, compared to an average cost of 8.85% for the nine months ended September 30, 1997. The increase in the average balance and cost of borrowings is attributable to the subordinated debentures issued to fund a portion of the Eldorado Acquisition.

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



                                                                 NINE MONTHS ENDED SEPTEMBER 30,
                                             ----------------------------------------------------------------------------
                                                           1998                                      1997
                                             ---------------------------------------------------   ----------------------
                                                              INTEREST     AVERAGE                   INTEREST     AVERAGE
                                                 AVERAGE      INCOME OR    YIELD OR     AVERAGE     INCOME OR    YIELD OR
                                                 BALANCE       EXPENSE       COST       BALANCE      EXPENSE       COST
                                             --------------  -----------  ---------   -----------  -----------  ---------
ASSETS
Interest earning assets:
    Loans and leases (1)                      $     684,828   $ 50,794      9.92%      $ 421,920    $  32,100     10.17%
    Investment securities (2)                        71,030      3,236      6.09%         80,223        3,620      6.03%
    Federal funds sold                               41,498      1,645      5.30%         28,032        1,124      5.36%
                                             --------------  -----------  ---------   -----------  -----------  ---------
         Total interest earning assets              797,356     55,675      9.34%        530,175       36,844      9.29%
Non earning assets
    Cash and deposits with banks                     77,858                               49,198
    Other assets                                    100,419                               58,259
                                             --------------                           -----------
         Total assets                               975,633                              637,632
                                             --------------                           -----------
                                             --------------                           -----------

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing liabilities:
    Interest bearing demand                   $      99,294   $  1,174      1.58%      $  57,417    $     909      2.12%
    Money market                                     92,680      2,660      3.84%         56,764        1,377      3.24%
    Savings                                         161,072      6,901      5.73%        107,297        3,804      4.74%
    Time                                            228,473      8,257      4.83%        166,394        6,915      5.56%
                                             --------------  -----------  ---------   -----------  -----------  ---------
         Total interest bearing deposits            581,519     18,992      4.37%        387,872       13,005      4.48%
                                                                                               -
    Short term borrowing                             15,967      1,159      9.70%          8,419          233      3.70%
    Long term debt                                   28,252      2,488     11.77%         11,261        1,070     12.70%
                                             --------------  -----------  ---------   -----------  -----------  ---------
         Total interest bearing liabilities         625,738     22,639      4.84%        407,552       14,308      4.69%
Non-interest bearing liabilities:
    Demand deposits                                 237,106                              157,780
    Other liabilities                                16,041                                7,796
                                             --------------                           -----------
         Total liabilities                          878,885                              573,128
Shareholders' equity                                 96,748                               64,504
                                             --------------                           -----------
         Total liabilities and
           shareholders' equity                     975,633                              637,632
                                             --------------                           -----------
                                             --------------                           -----------
Net interest income                                             33,036                                 22,536
                                                             -----------                           -----------
                                                             -----------                           -----------
Net yield on interest earning assets                                        5.54%                                  5.68%
                                                                          ---------                             ---------
                                                                          ---------                             ---------

-----------

(1) Loan fees of $3.5 million and $2.0 million are included in the computations for 1998 and 1997, respectively.

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

                                                   NINE MONTHS ENDED SEPTEMBER 30,
                                                        1998 COMPARED TO 1997
                                                        ---------------------
                                              NET         RATE       VOLUME        MIX
                                             CHANGE       ----       ------        ---
                                             ------
                                                          (DOLLARS IN THOUSANDS)
Interest income:
   Loans and leases ...............        $ 18,694    $  (806)     $ 20,001     $(501)
   Investment securities ..........            (384)        35          (415)       (4)
   Federal funds sold .............             521        (13)          540        (6)
   Other earning assets ...........              --         --            --         --
        Total interest income .....          18,831       (784)       20,126      (511)
Interest expense:
   Interest-bearing demand ........             265       (230)          663      (168)
   Money market ...................           1,284        253           871       160
   Savings ........................           3,097        793         1,906       397
   Time ...........................           1,341       (902)        2,580      (337)
   Short-term borrowing ...........             926        378           209      (339)
   Long-term debt .................           1,418        (57)        1,558       (83)
        Total interest expense ....           8,331        235         7,787       308
Net interest income ...............        $ 10,500    $(1,019)     $ 12,339     $(819)


PROVISION FOR LOAN AND LEASE LOSSES

         The Company maintains an allowance for potential credit losses. A provision for credit losses is charged to the Company's earnings sufficient to maintain the allowance for credit losses at a level determined adequate by the Bank's management. The provision for credit losses totaled $2.6 million for the nine months ended September 30, 1998. This represented an increase of $1.5 million, or 141.21%, over the provision for credit losses of $1.1 million for the nine months ended September 30, 1997. The increased provision is primarily attributable to the increase in the loan portfolio due to the Eldorado Acquisition and to partially offset the loans charged off against the allowance discussed below. See "Financial Condition."

NON-INTEREST INCOME

         Non-interest income totaled $17.7 million for the nine months ended September 30, 1998. This represented an increase of $9.3 million, or 110.0%, over non-interest income of $8.4 million for the nine months ended September 30, 1997. The increase in non-interest income for the first nine months of 1998 was primarily the result of income related to operations acquired in the Eldorado Acquisition, and increased earnings from the Bank's mortgage operations.

         Income from service charges on deposit accounts totaled $2.6 million for the nine months ended September 30, 1998. This represented an increase of $1.1 million, or 72.01%, compared to service charges on deposit accounts of $1.5 million for the nine months ended September 31, 1997. Gains on the sale of mortgage loans totaled $12.0 million for the nine months ended September 30, 1998. This represented an increase of $7.2 million, or 147.36%, over a gain on the sale of mortgage loans of $4.9 million for the nine months ended September 30, 1997.

         The following table presents for the periods indicated the major categories of non-interest income:

                                                NINE MONTHS ENDED
                                                  SEPTEMBER 30,
                                                  -------------
                                                 1998        1997
                                                 ----        ----
                                                  (IN THOUSANDS)
Service charges on deposit accounts .........    $2,563     $1,490
Gains on sale of mortgage loans .............    12,049      4,871
SBA loan servicing ..........................     1,886      1,581
Other income ................................     1,226        498
   Total non-interest income ................   $17,724     $8,440

NON-INTEREST EXPENSES

         Non-interest expenses are the costs, other than interest expense, associated with providing banking and financial services to customers and conducting the affairs of the Bank. Also included are the costs of carrying and administering the OREO portfolio (as defined below) as well as the costs associated with problem assets, which include nonperforming and restructured loans. "OREO," or "other real estate owned," consists of real estate acquired through foreclosure or by acceptance of a deed in lieu of foreclosure.

         Total non-interest expense was $37.1 million for the nine months ended September 30, 1998. This represented an increase of $9.4 million, or 33.74%, over total non-interest expense of $27.7 million for the nine months ended September 30, 1997. For the most part, the increase is attributable to the added personnel, facilities and general administrative overhead resulting from the Eldorado Acquisition.

         Salaries and employee benefits totaled $15.9 million for the nine months ended September 30, 1998. This represented an increase of $4.8 million, or 43.57%, over salaries and employee benefits of $11.1 million for the first nine months of 1997. The increase in salaries and employee benefit expense is due in part to the Eldorado Acquisition and as a result of increased commission expense paid for mortgage loan origination. Occupancy and equipment expense totaled $5.4 million for the nine months ended September 30, 1998. This represented an increase of $1.1 million, or 24.13%, over occupancy and equipment expense of $4.4 million for the nine months ended September 30, 1997. The increase primarily reflects the increase in the number of facilities that resulted from the Eldorado Acquisition. The amortization of intangibles totaled $2.7 million for the nine months ended September 30, 1998. This represented an increase of $1.3 million, or 95.82%, over an amortization expense of $1.4 million for the nine months ended September 30, 1997. The increase in amortization expense is the result of the Eldorado Acquisition.

         The Company's efficiency ratio decreased to 73.04% for the nine months ended September 30, 1998, compared to a ratio of 84.86% for the same period last year. The decrease in the ratio indicates that a smaller portion of the Company's net revenue was paid as operating expenses for 1998 compared to 1997. Annualized operating expenses as a percent of average assets totaled 5.07% for the nine months ended September 30, 1998, compared to an annualized ratio of 5.80% for the same period last year. The decrease in the ratio indicates that Company is managing greater levels of average assets at a lower total cost for 1998 compared to last year.

         The following table presents for the periods indicated the major categories of non-interest expense:

                                                            NINE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                              -------------
                                                             1998         1997
                                                             ----         ----
                                                              (IN THOUSANDS)
Salaries and employee benefits ........................     $15,966     $11,121
Non-staff expenses
   Occupancy and equipment ............................       5,437       4,380
   Amortization of intangibles ........................       2,714       1,386
   Loan expense, including carrying cost for OREO .....       1,095         714
   Other ..............................................      11,863      10,121
        Total non-interest expense ....................     $37,075     $27,722


PROVISION FOR INCOME TAXES

         For the nine months ended September 30, 1998, the Company expensed to earnings a provision for income taxes of $5.5 million. This represented an increase of $3.3 million, or 148.83%, over the provision for income taxes of $2.2 million for the nine months ended September 31, 1998. The Company's effective tax rate (50.16%) is higher than the applicable statutory rate (42.0%), primarily because the goodwill amortization is a charge to earnings for financial statement purposes and is not deductible for federal income tax purposes.

             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

OVERVIEW

         For the quarter ended September 30, 1998, the Company generated net income of $2.1 million. This represented an increase of $1.0 million, or 94.87%, over net income of $1.0 million for the quarter ended September 30, 1997. Basic net income per share for the quarter ended September 30, 1998 was $0.19 compared to $0.08 per share for the quarter ended September 30, 1997. Diluted net income per share for the quarter ended September 30, 1998 was $0.18, compared to diluted net income per share of $0.08 for the quarter ended September 30, 1997. Excluding the amortization of goodwill and other intangibles, basic and diluted net income per share for the quarter ended September 30, 1998 were $0.30 and $0.28, respectively, compared to $0.17 and $0.16 for the quarter ended September 30, 1997. The Company's return on average assets was .80%, and its return on average common equity was 8.44% for the quarter ended September 30, 1997. For the same quarter last year, the Company generated a return on average assets of .47%, and a return on average common equity of 4.45%. The return on average assets excluding goodwill amortization was 1.18 % and return on average common equity excluding goodwill amortization was 12.37% for the quarter ended September 30, 1998, as compared to returns of .84% and 7.88%, respectively, for the quarter ended September 30, 1997.

RESULTS OF OPERATIONS

         The increase in net income for the quarter ended September 30, 1998, compared to the same quarter last year, was primarily the result of increased non-interest income. The increase in non-interest income was principally the result of increased gains on the sale of mortgage loans. The increase in net income for the quarter ended September 30, 1998 compared to 1997 was also the result of an increase in net interest income. Increased interest income resulting from a higher volume of average earnings assets more than offset increased interest expense that resulted from both a greater average volume and a higher average cost of interest bearing liabilities. Increases in net interest income and non-interest income were partially offset by increases in the provision for credit losses and increases in non-interest expense.

NET INTEREST INCOME AND NET INTEREST MARGIN

         Net interest income totaled $10.8 million for the quarter ended September 30, 1998. This represented an increase of $500,000, or 4.85%, over net interest income of $10.3 million for the quarter ended September 30, 1997. The net yield on earning assets decreased to 4.90% for the quarter ended September 30, 1998, compared to a net yield of 5.51% for the quarter ended September 30, 1997. The increase in net interest for the most recent quarter was primarily the result in an increase in the volume of average earning assets.

         Total interest and fee income was $19.4 million for the quarter ended September 30, 1998. This represented an increase of $2.6 million, or 15.23%, over total interest and fee income of $16.8 million for the quarter ended September 30, 1997. The increase in total interest and fee income was the result of an increased volume of average earning assets. Earning assets averaged $877.4 million for the quarter ended September 30, 1998. This represented an increase of $138.5 million, or 18.75%, over average earning assets of $738.8 million for the quarter ended September 30, 1997. The yield on average earning assets decreased to 8.76% for the quarter ended September 30, 1998, compared to an average yield of 9.05% for the quarter ended September 30, 1997. The decrease in the yield on average earning assets reflects in part an increased price competition for earning assets for the most recent quarter.

         Interest and fees on loans and leases totaled $16.7 million for the quarter ended September 30, 1998. This represented an increase of $2.3 million, or 15.59%, over interest and fees on loans and leases of $14.5 million for the quarter ended September 30, 1997. The increase and loan and lease income was the result of an increase in the average volume of loans and leases for the most recent quarter. Average loans and leases increased $105,088, or 18.11%, to $685.5 million for the quarter ended September 30, 1998, from $580.4 million for the quarter ended

September 30, 1997. The yield on loans decreased to 9.68% for the quarter ended September 30, 1998, compared to an average yield of 9.89% for the same quarter last year.

         Interest expense totaled $8.5 million for the quarter ended September 30, 1998. This represented an increase of $2.0 million, or 30.23%, over total interest expense of $6.5 million for the quarter ended September 30, 1997. The increase in interest expense reflects an increase in both the volume and costs of average interest bearing liabilities for the most recent quarter. Average interest bearing liabilities were $687.0 million for the quarter ended September 30, 1998. This represented an increase of $125.6 million, or 21.93%, over average interest bearing liabilities of $563.5 million for the quarter ended September 30, 1998. The cost of average interest bearing liabilities increased to 4.93% for the quarter ended September 30, 1998, from an average cost of 4.61% for the same quarter last year. The increase in average interest bearing liabilities was the result of increases in savings deposits, time deposits and other borrowed funds.

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

                                                                           THREE MONTHS ENDED SEPTEMBER 30,
                                           ---------------------------------------------------------------------------------------

                                                          1998                                             1997
                                           ----------------------------------------------  ---------------------------------------
                                                             INTEREST       AVERAGE                         INTEREST     AVERAGE
                                                 AVERAGE     INCOME OR      YIELD OR         AVERAGE        INCOME OR    YIELD OR
                                                 BALANCE      EXPENSE         COST           BALANCE         EXPENSE       COST
                                           --------------- --------------- -----------   --------------- -------------- ----------
ASSETS
Interest earning assets:

    Loans and leases (1)                   $      685,491        16,724       9.68%           580,403         14,469         9.89%
    Investment securities (2)                      92,601         1,317       5.64%           128,816          1,927         5.93%
    Federal funds sold                             99,261         1,325       5.30%            29,601            451         6.04%
                                           --------------- ------------- -----------  ---------------   ------------  ------------
         Total interest earning assets            877,353        19,366       8.76%           738,820         16,847         9.05%
Non earning assets

    Cash and deposits with banks                   73,520                                     66,590
    Other assets                                   89,625                                     99,377
                                           ---------------                            ---------------
         Total assets                           1,040,498                                    904,787
                                           ===============                            ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing liabilities:

    Interest bearing demand                $      100,128          341       1.35%            90,498             371         1.63%
    Money market                                   89,825          921       4.07%            97,369             823         3.35%
    Savings                                       198,100        3,169       6.35%           141,065           1,666         4.69%
    Time                                          267,209        3,011       4.47%           200,752           2,771         5.48%
                                           --------------- ------------- -----------  ---------------   ------------  ------------
         Total interest bearing deposits          655,262        7,442       4.51%           529,684           5,631         4.22%

    Short term borrowing                            4,102          262      25.34%             5,581              86         6.11%
    Long term debt                                 27,657          830      11.91%            28,194             836        11.76%
                                           --------------- ------------- -----------  ---------------   ------------  ------------
         Total interest bearing liabilities       687,021        8,534       4.93%           563,459           6,553         4.61%
Non-interest bearing liabilities:
    Demand deposits                               235,176                                    236,297
    Other liabilities                              19,181                                     8,657
                                           --------------                             --------------
         Total liabilities                        941,378                                   808,413
Shareholders' equity                              99,120                                     96,374
                                           --------------                             --------------
         Total liabilities and
           shareholders' equity                1,040,498                                    904,787
                                           ==============                             =============

Net interest income                                             10,832                                        10,294
                                                            ============                                ============
Net yield on interest earning assets                                         4.90%                                           5.53%
                                                                         ===========                                  ============


-----------

(1) Loan fees of $1.2 million and $617,000 are included in the computations for 1998 and 1997, respectively.

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

                                               THREE MONTHS ENDED SEPTEMBER 30,
                                                     1998 COMPARED TO 1997
                                                     ---------------------
                                             NET
                                            CHANGE     RATE       VOLUME        MIX
                                            ------     ----       ------        ---
                                                          (DOLLARS IN THOUSANDS)
Interest income:
   Loans and leases .................      $ 2,255       $(308)    $ 2,620      $ (57)
   Investment securities ............         (610)        (95)       (542)        27
   Federal funds sold ...............          874         (56)      1,063       (138)
        Total interest income .......        2,519        (459)      3,141       (163)
Interest expense:
   Interest-bearing demand ..........          (30)        (63)         39         (7)
   Money market .....................           98         175         (64)       (13)
   Savings ..........................        1,503         591         674        239
   Time .............................          240        (509)        917       (167)
   Short-term borrowing .............          136         254         (44)       (74)
   Long-term debt ...................           (7)          9         (16)         0
        Total interest expense ......        1,940         457       1,506        (22)
Net interest income .................      $   579        (916)      1,635       (141)

PROVISION FOR LOAN AND LEASE LOSSES

         For the quarter ended September 30, 1998, the company charged to earnings a provision for loan losses of $700,000. This represented an increase of $342,000, or 95.53%, over the provision for loan losses of $358,000 for the quarter ended September 30, 1997. Management of the Bank continues to carefully monitor the allowance for loan and lease losses in relation to the size of the Bank's loan and lease portfolio and known risks or problem loans and leases.

NON-INTEREST INCOME

         Non-interest income totaled $6.4 million for the quarter ended September 30, 1998. This represented an increase of $3.3 million, or 93.14%, over non-interest income of $3.3 million for the quarter ended September 30, 1997. The increase in non-interest income was primarily the result of increased gains on the sale of mortgage loans. Gain on the sale of mortgage loans was $4.3 million for the quarter ended September 30, 1998. This represented an increase of $1.9 million, or 76.48%, over gains on sales of mortgage loans of $2.5 million for the quarter ended September 30, 1997.

         For the quarter ended September 30, 1997, the Company reversed income of $786,000 relating to the re-purchase of loans for which gains had been recognized earlier in that year. The reversal of the gains previously recognized contributed to the $184,000 charge to other income for the quarter.

         The following table presents for the periods indicated the major categories of non-interest income:

                                                    THREE MONTHS ENDED
                                                      SEPTEMBER 30,
                                                      ------------
                                                     1998        1997
                                                     ----        ----
                                                      (IN THOUSANDS)
Service charges on deposit accounts .............     $782       $830
Gains on sale of mortgage loans .................    4,336      2,457
SBA loan servicing ..............................      620        191
Other income ....................................      624       (184)
   Total non-interest income ....................   $6,362     $3,294

NON-INTEREST EXPENSES

         Total non-interest expense was $12.6 million for the quarter ended September 30, 1998. This represented an increase of $1.8 million, or 16.66%, over total non-interest expense of $10.8 million for the quarter ended September 30, 1997. Increased salaries and employee benefits contributed to the increases in non-interest expense. Salaries and related benefits totaled $5.5 million for the quarter ended September 30, 1998. This represented an increase of $1.0 million, or 23.22%, over total salaries and related benefits of $4.5 million for the quarter ended September 30, 1997. An increase in the commissions paid for mortgage origination contributed to the increase in salaries and related benefits for the most recent quarter.

         Non-interest expenses measured as a percent of net revenue decreased to 73.26% for the quarter ended September 30, 1998, compared to a ratio of 79.71% for the quarter ended September 30, 1997. The decrease in the ratio indicates that the Company paid a lower portion of net revenue as non-interest expense for the most recent quarter. Non-interest expense as a percent on average assets increased to 4.84% for the quarter ended September 30, 1998, compared to a ratio of 4.77% for the same period last year.

         The following table presents for the periods indicated the major categories of non-interest expense:

                                                     THREE MONTHS ENDED
                                                       SEPTEMBER 30,
                                                       -------------
                                                      1998        1997
                                                      ----        ----
                                                       (IN THOUSANDS)
Salaries and employee benefits ...................    $5,509      $4,471
Non-staff expenses
   Occupancy and equipment .......................     1,933       1,889
   Amortization of intangibles ...................       975         826
   Other non-interest expenses ...................     4,180       3,612
        Total non-interest expense ...............   $12,597     $10,798

PROVISION FOR INCOME TAXES

         The provision for income taxes was $1.8 for the quarter ended September 30, 1998. This represented an increase of $488,000, or 37.03%, over a provision for income taxes of $1.3 million for the quarter ended September 30, 1997. The effective tax rate for the quarter ended September 30, 1998 was 46.34%, compared to an effective tax rate of 55.12% for the quarter ended September 30, 1997.

FINANCIAL CONDITION

         At September 30, 1998, the Company reported total assets of $1.1 billion. This represented an increase of $188.0 million, or 20.83%, over total assets of $902.4 million at September 30, 1997. The increase in assets was the result of increased loans, cash and due from banks, and investment securities. Total earning assets were $777.8 million at September 30, 1998. This represented an increase of $64.6 million, or 9.06%, compared to total earning assets of $713.2 million at September 30, 1997. The increase in earning assets was the result of increased loans and investment securities.

LOANS AND LEASES

         Net loans totaled $675.6 million at September 30, 1998. This represented an increase of $69.7 million, or 11.50%, over net loans of $605.9 million at September 30, 1997. The increase in net loans was the result of increased mortgage loans held for sale. Mortgage loans held for sale totaled $169.3 million at September 30, 1998. This represented an increase of $73.1 million, or 75.91%, over mortgage loans held for sale of $96.2 million at September 30, 1997.

         Excluding those loans held for sale, at September 30, 1998, the four largest lending categories were: (i) commercial real estate loans, (ii) commercial loans, (iii) loans to individuals and (iv) residential mortgage loans, including land and construction loans. The following table sets forth the amount of loans and leases outstanding for the Company as of the dates indicated, according to type of loan, inclusive of mortgage loans held for sale. The Company has no foreign loans or energy-related loans.

                                                                        DECEMBER 31,
                                               SEPTEMBER 30,              -----------
                                                   1998          1997         1996         1995
                                                   ----          ----         ----         ----
                                                                  (DOLLARS IN THOUSANDS)
Commercial ..................................      $96,981     $115,919       $47,772     $16,188
Real estate-commercial ......................      210,824      235,244        86,397          --
Real estate-construction ....................       28,414       35,617        18,812         599
Real estate-mortgage ........................       22,395       32,132        41,650      15,710
Installment loans to individuals ............       81,898       62,323        22,512       6,525
Lease financing .............................       77,737       40,819        46,498          --
   Subtotal (portfolio loans) ...............      518,249      522,054       263,641      39,022
Loans and leases held for sale ..............      169,282       96,230        64,917          --
      Total .................................      687,531      618,284       328,558      39,022
Less: allowance for loan and lease losses ...       (8,126)      (9,395)       (5,156)       (639)
Deferred loan and lease fees ................       (3,844)      (3,006)       (2,444)        (45)
Net loans and leases ........................     $675,561     $605,883      $320,958     $38,338


         For regulatory and financial reporting purposes, the Company categorizes commercial loans that are secured in whole or part by real estate as commercial real estate loans. The Company believes such categorization overstates the Company's emphasis on real estate lending, because, for example, all SBA loans are secured by real estate and thus categorized as commercial real estate loans.

         The following table shows the amounts of certain categories of loans outstanding as of September 30, 1998, which, based on remaining scheduled repayments of principal, were due in one year or less, more than one year through five years, and more than five years. Demand or other loans having no stated maturity and no stated schedule of repayments are reported as due in one year or less. Residential mortgage loans held for sale are reported as due after five years.

                                             SEPTEMBER 30, 1998
                                             ------------------
                                           COMMERCIAL   REAL ESTATE
                                           ----------   -----------
                                            (DOLLARS IN THOUSANDS)
Aggregate maturities of loans and leases
   which are due:
   Within one year .......................     $38,880    $45,243
After one year but within five years:
   Interest rates are floating or
      adjustable .........................      35,330     50,895
   Interest rates are fixed or
      predetermined ......................       5,590     37,015
After 5 years:
   Interest rates are floating or
      adjustable .........................      12,090    272,012
   Interest rates are fixed or
      predetermined ......................       5,090     37,015
      Total ..............................     $96,981   $430,915


NONPERFORMING ASSETS

         The following table summarizes nonperforming assets as of the end of the five most recent fiscal quarters ended June 30, 1998.

                                           SEPTEMBER 30,  JUNE 30,   MARCH 31,  DECEMBER 31,   SEPTEMBER 30,
                                              1998         1998        1998        1997            1997
                                              ----         ----        ----        ----            ----
                                           (DOLLARS IN  (DOLLARS IN
                                            THOUSANDS)   THOUSANDS)
Nonaccrual loans and leases, not
   restructured ..........................  $7,338        $7,712      $6,049     $10,589        $9,101
Accruing loans and leases past due 90
   days or more ..........................   2,198         1,136       1,377       4,638         1,244
Restructured loans and leases ............   3,944         4,133       3,892       2,779         5,661
   Total nonperforming loans and leases
     ("NPLs") ............................  13,480        12,981      11,318      18,006        16,006
Other real estate owned ("OREO") .........   1,321         1,499       1,539       2,740         3,433
   Total nonperforming assets ("NPAs") ... $14,801       $14,482     $12,857     $20,746       $19,439
Selected ratios:
   NPLs to total portfolio loans and
      leases(1) ..........................     2.9%          2.5%        2.2%        3.5%          3.2%
   NPAs to total portfolio loans and
      leases and OREO(1) .................     2.9           2.8         2.5         4.0           3.8
   NPAs to total assets ..................     1.4           1.4         1.3         2.3           2.1

-----------

(1)      Excludes residential mortgages held for sale.

         The Company's current policy is to stop accruing interest on loans which are past due as to principal or interest 90 days or more, except in circumstances where the loan is well-secured and in the process of collection. When a loan is placed on nonaccrual, previously accrued and unpaid interest is generally reversed out of income.

         The Company would have recorded additional interest income of approximately $180,000 for the nine months ended September 30, 1998 on nonperforming loans if such loans had been current in accordance with their original terms. Interest income recorded on nonperforming loans for the six months ended September 30, 1998 was approximately $115,000.


         Loans aggregating $11.6 million at September 30, 1998 have been designated as impaired in accordance with SFAS 114 as amended by SFAS 118. The Company's impaired loans are all collateral dependent, and as such the method used to measure the amount of impairment on these loans is to compare the loan amount to the fair value of collateral. In calculating the allowance for loan and lease losses that was required under the Company's internal guidelines, management determined that a minimum of $2.1 million should be included in the allowance at September 30, 1998 because of the risk to the loan and lease portfolio represented by such impaired loans.

         Management is not aware of any loan that had not been placed on nonaccrual status as of September 30, 1998 as to which there was serious doubt as to the ability of the borrower to comply with present loan repayment terms.

         At September 30, 1998, the Company had OREO properties with an aggregate carrying value of $1.3 million. This represented a decrease of $1.4 million, or 51.79%, from OREO of $2.7 million at December 31, 1997. Management believes that all of the Company's OREO properties are recorded at amounts that are equal to or less than the market value based on current independent appraisals reduced by estimated selling costs.

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

         In December 1993, the federal banking agencies issued an inter-agency policy statement on the allowance for loan and lease losses which, among other things, establishes certain benchmark ratios of loan loss reserves to classified assets. The benchmark set forth by such policy statement is the sum of (i) assets classified loss; (ii) 50% of assets classified doubtful; (iii) 15% of assets classified substandard; and (iv) estimated credit losses on other assets over the upcoming 12 months. At September 30, 1998, the Company's allowance constituted over 217% of the benchmark amount suggested by the federal banking agencies' policy statement as compared with 250% at December 31, 1997.

         The Company's lending is concentrated in Southern California, which has in the recent past experienced adverse economic conditions, including declining real estate values. Those factors have adversely affected borrowers' ability to repay loans. Although management believes the level of the allowance as of September 30, 1998 is adequate to absorb losses inherent in the loan portfolio, a decline in the local economy may result in increased losses that cannot reasonably be predicted at this date. The possibility of increased costs of collection, nonaccrual of interest on those which are or may be placed on nonaccrual, and further charge-offs could also have an adverse impact on the Company's financial condition in the future.

         The Company's allowance for loan and lease losses was $8.1 million, or 1.58% of net portfolio loans (i.e., excluding residential mortgages held for sale) at September 30, 1998. The allowance for loan losses was $9.4 million, or 1.80% of net portfolio loans at December 31, 1997. For the nine months ended September 30, 1998, the provision for loan and lease losses was $2.6 million compared to a provision of $1.1 million for the nine months ended September 30, 1997. For the nine months ended September 30, 1998, loan and lease charge-offs were $4.9 million and recoveries were $1.0 million. For the nine months ended September 30, 1997, loan and lease charge-offs of $1.3 million and recoveries of $225,000. Annualized net charge-offs as a percentage of average portfolio loans were 1.02% for the nine months ended September 30, 1998 as compared to .31% for the comparable period in 1997. The increase in annualized net charge-offs is primarily attributable to the charge-off during the quarter ended March 31, 1998 of two loans with an aggregate principal balance of $2.1 million. The Company acquired those loans in the CSB acquisition, and although the loans were performing in accordance with their terms as of September 30, 1998, the Company became aware in early 1998 of a deterioration in the borrowers' financial condition. Consistent with regulatory guidelines, the Company's internal credit administration standards dictated that the loans should be charged off as a result of the decline in the borrowers' creditworthiness.

         The table below summarizes average portfolio loans and leases outstanding, gross portfolio loans and leases, nonperforming loans and leases and changes in the allowance for possible loan and lease losses arising from loan and lease losses and additions to the allowance from provisions charged to operating expense as of and for the five most recent fiscal quarters ended June 30, 1998:

                                                AS OF AND FOR THE FISCAL QUARTER ENDED,
                                                ---------------------------------------
                                      SEPTEMBER 30,  JUNE 30,    MARCH 31,  DECEMBER 31,  SEPTEMBER 30,
                                         1998          1998        1998         1997          1997
                                         ----          ----        ----         ----          ----
Average portfolio loans and leases(1) .  $507,604    $510,650    $518,670    $512,969     $505,602
Gross portfolio loans and leases(1) ...   518,250     512,350     520,884     522,054      506,625
Nonperforming loans and leases ........    13,480      12,981      11,318      18,006       16,006
Allowance for loan and lease losses:
   Balance at beginning of period .....     7,820       7,892       9,395       9,249        9,242
   Balance acquired during the period .        --          --          --          --           --
   Loans charged off during period
      Commercial ......................       215         520       2,296         142           11
      Leases ..........................       253         166         167         646          140
      Real estate .....................                   710          64         258          188
      Installment .....................       274         184          98         132          156
        Total .........................       692       1,580       2,625       1,178          495
   Recoveries during period
      Commercial ......................       215         461          20         223          100
      Leases ..........................                    22          16           4           27
      Real estate .....................                    11         143         514            1
      Installment .....................        82          14          21         175           16
        Total .........................       298         508         200         916          144
   Net loans and leases charged off
      during period  ..................       394       1,072       2,425         262          351
   Provisions for loan and lease
      losses ..........................       700       1,000         922         408          358
      Balance at end of period ........    $8,126      $7,820      $7,892      $9,395       $9,249
Selected ratios:
   Net charge-offs to average
      portfolio loans and leases
      (annualized) ....................       .04%        .84%       1.87%        .20%         .28%
   Provision for loan and lease
      losses to average portfolio
      loans and leases (annualized) ...       .68         .78         .71         .32          .28
   Allowance at end of period to
      gross portfolio loans and
      leases ..........................      1.58        1.53        1.52        1.80         1.83
   Allowance as a percentage of
      nonperforming loans and leases ..     70.23       60.24       69.73       52.18        57.78

-----------

(1)      Excludes residential mortgages held for sale.

         The following table indicates management's allocation of the allowance as of the dates indicated:

                                                        SEPTEMBER 30,
                                                        -------------
                                                 1998                    1997
                                                 ----                    ----
                                          AMOUNT      PERCENT      AMOUNT      PERCENT
                                          ------      -------      ------      -------
                                                     (DOLLARS IN THOUSANDS)
Allocated amount:
   Commercial, financial and agricultural.    $861         10.6%       $723         7.7%
   Real estate and construction ..........   1,381         17.0       1,503        16.0
   Consumer ..............................     658          8.1         432         4.6
   Unallocated ...........................   5,225         64.3       6,736        71.7
        Total ............................  $8,126        100.0%     $9,242       100.0%

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

INVESTMENT SECURITIES

         The Bank maintains a portion of its assets in investment securities to balance risk and to ensure liquidity. See " Liquidity."

         Total investments at September 30, 1998 were $102.3 million. This represents an increase of $35.0 million, or 51.94%, over total investments of $67.3 million at December 31, 1997. At September 30, 1998, the investment portfolio primarily consisted of U.S. treasury and agency securities and mortgage-backed securities.

         The following table presents the amortized cost of securities and their approximate fair values at September 30, 1998:

                                              SEPTEMBER 30, 1998
                                              ------------------
                                               GROSS      GROSS    ESTIMATED
                                  AMORTIZED  UNREALIZED UNREALIZED   MARKET
                                    COST        GAIN       LOSS      VALUE
                                    ----        ----       ----      -----
                                            (DOLLARS IN THOUSANDS)
Available-for-sale:
   U.S. Treasury ...............     $42,777       $788               $43,565
   U.S. Government Agencies ....      20,132         --                20,132
   Mortgage-backed securities ..      38,407        146                35,514
        Total ..................    $101,316        $40              $102,250

         The following table shows the maturities of investment securities at September 30, 1998 and the weighted average yields of such securities:


                                      WITHIN ONE YEAR   AFTER ONE YEAR BUT    AFTER FIVE YEARS BUT  AFTER TEN YEARS
                                      ---------------   WITHIN FIVE YEARS      WITHIN TEN YEARS     ---------------
                                                        ------------------    -------------------
                                      AMOUNT   YIELD     AMOUNT    YIELD   AMOUNT      YIELD    AMOUNT   YIELD
                                      ------   -----     ------    -----   ------      -----    ------   -----
                                                             (DOLLARS IN THOUSANDS)


   Securities available-for-sale:
     U.S. Treasuries ............          --       --%  $43,565     6.10%      --       --%       --       --%
     U.S. Government agencies ...      10,037     6.21    10,095     5.45       --       --        --       --
     Mortgage backed
       securities ...............          --       --     3,198     6.88    9,830     6.71    25,486     6.92
     Equity securities ..........          38       --        --       --       --       --        --       --
       Total investment
         portfolio ..............     $10,075     6.21%  $56,858     6.00%  $9,830     6.71%  $25,486     6.92%

         There are certain inherent risks associated with mortgage-backed securities ("MBS") including volatility, credit risk, interest rate risk and average life extension risk. The Company's MBS portfolio has limited credit risk as the MBS portfolio contains only U.S. Government agency obligations that carry the highest ratings by nationally recognized statistical rating organizations. MBS price volatility is similar to U.S. Government or corporate bond obligations, in that as interest rates increase the value of the MBS decreases and, conversely, as interest rates decrease the value of the MBS increases. In addition, the interest rate risk associated with MBS can be exacerbated by extension or prepayment risk, particularly with respect to fixed-rate instruments. With fixed-rate MBS, as interest rates move upward, the probability of the average life extending increases as a result of prepayments generally slowing on the underlying collateral of the MBS. With the extension of average life in a rising rate environment, the Bank would own a security that has a below market yield for a longer period of time than was previously anticipated which also affects the market price negatively. If interest rates were to decline, the weighted average life of the fixed-rate MBS portfolio would shorten, prepayments would rise and the market value would increase. At September 30, 1998, the weighted average life of the Bank's fixed-rate MBS portfolio was 2.8 years.

         Additional information concerning investment securities is provided in the notes to the accompanying consolidated financial statements.

DEPOSITS

         At September 30, 1998, the Company reported total deposits were $939.2 million. This represented an increase of $174.0 million, or 22.74%, over total deposits of $765.2 million at December 31, 1997. The increase in deposits was the result of increases in savings and time deposits, partially offset by decreases in non-interest bearing demand deposits, and money market balances. In April 1998, the Company placed $18.3 million of wholesale certificates of deposits through financial intermediaries.

         Total non-interest bearing demand deposits were $267.6 million at September 30, 1998. This represented a decrease of $21.8 million, or 7.53%, from total non-interest bearing demand deposits of $289.3 million at December 31, 1997. The decrease in non-interest bearing demand deposits primarily reflects normal seasonal fluctuations in commercial demand deposits. Title and Escrow Deposits averaged $182.0 million, representing 19.9% of the Company's average total deposits for the quarter ended September 30, 1998. Actual balances of Title and Escrow Deposits tend to vary widely during a month, with the highest balances usually occurring at the end of the month when residential real estate closings are generally scheduled to occur. One company controlled approximately 14.0% of the Company's average Title and Escrow Deposits for the nine months ended September 30, 1998.


         The Company considers Title and Escrow Deposits to be volatile because of the fluctuation in deposit amounts and the concentration of control over those deposits with a limited number of customers, even though the Company believes that its relationships with its principal Title and Escrow Deposit customers and its specialized deposit services partially mitigate the risk that such customers may terminate or significantly reduce their deposits with the Company. As a consequence of that potential volatility, the Company utilizes Title and Escrow Deposits solely to fund short-term assets, primarily consisting of residential mortgages held for sale, which are generally sold within 30 days after such mortgage loans are funded. If a substantial portion of the Title and Escrow Deposit were withdrawn suddenly, the Company believes that it has sufficient alternative sources of liquidity to fund its mortgage pipeline during a transition period. See "Liquidity."

         The following table presents the daily average balances and weighted average rates paid on interest-bearing deposits for the nine months ended September 30, 1998 and 1997, respectively below.


                                           NINE MONTHS ENDED SEPTEMBER 30,
                                           -------------------------------
                                              1998                 1997
                                              ----                 ----
                                        AVERAGE   AVERAGE   AVERAGE    AVERAGE
                                        BALANCE    RATE     BALANCE     RATE
                                        -------   -------   -------    --------
                                                (DOLLARS IN THOUSANDS)

Non-interest-bearing demand .......     $237,106    0.00%    157,780      0.00%
Interest-bearing demand ...........       99,294    1.58      57,417      2.12
Money market ......................       92,680    3.84      56,764      3.24
Savings ...........................      161,072    5.73     107,297      4.74
Time ..............................      228,473    4.83     166,394      5.56
      Total .......................     $818,625    3.10%   $545,652      3.19%


         The following table shows the maturities of time certificates of deposits of $100,000 or more at September 30, 1998:


                                                        SEPTEMBER 30, 1998
                                                        ------------------
                                                           (IN THOUSANDS)
Due in three months or less ..........................       $45,573
Due in over three months through six months ..........        26,123
Due in over six months through twelve months .........        42,292
Due in over twelve months ............................         3,838
      Total ..........................................      $117,826

BORROWINGS

         Borrowings of the Company totaled $51.0 million at September 30, 1998. This represented an increase $8.6 million, or 20.26%, over borrowings of $42.2 million at December 31, 1997. This increase in borrowings was primarily due to an increase in Federal funds purchased, which increased to $4.6 million at September 30, 1998 from $2.1 million at December 31, 1997. The additional borrowings were undertaken primarily to fund increased mortgage origination volume.

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

         The Company and the Bank were well capitalized at September 30, 1998 for federal regulatory purposes. At September 30, 1998, both the Company and the Bank had Tier 1 Leverage Ratios of 6.48%, Tier 1 Risk-Weighted Ratios of 9.32% and Total Risk-Weighted Ratios of 10.52%.

LIQUIDITY

         The Company relies on deposits as its principal source of funds and, therefore, must be in a position to service depositors' needs as they arise. Management attempts to maintain a loan-to-deposit ratio of not greater than 80% and a liquidity ratio (liquid assets, including cash and due from banks, Federal funds sold and investment securities, to deposits) of approximately 20%. The average loan-to-deposit ratio was 83.66% for the nine months ended September 30, 1998. This represents an increase from an average loan to deposit ratio of 77.32% for the nine months ended September 30, 1997. The average liquidity ratio was 23.36% for the nine months ended September 30, 1998, compared to an average liquidity ratio of 28.86% for the nine months ended September 30, 1997. While fluctuations in the balances of a few large depositors cause temporary increases and decreases in liquidity from time to time, the Company has not experienced difficulty in dealing with such fluctuations from existing liquidity sources.

         Should the level of liquid assets (primary liquidity) not meet the liquidity needs of the Company, other available sources of liquid assets (secondary liquidity), including the purchase of Federal funds, sale of securities under agreements to repurchase, sale of loans, window borrowing from the Federal Reserve Bank and, borrowings from the FHLB, could be employed. The Company has relied primarily upon the purchase of Federal funds and the sale of securities under agreements to repurchase for secondary sources of liquidity. At September 30, 1998, the Company had $17.0 million of unused borrowing capacity under FHLB advances. In order to borrow from the Federal Reserve, the Company would be required to physically deliver to the Federal Reserve collateral consisting of marketable Government securities. At September 30, 1998, the Company has no such collateral at the Federal Reserve.

INFLATION

         The majority of the Company's assets and liabilities are monetary items held by the Bank, and only a small portion of total assets is in premises and equipment. The lower inflation rate of recent years did not have the positive impact on the Bank that was felt in many other industries. The small fixed asset investment of the Company minimizes any material misstatement of asset values and depreciation expenses which may result from fluctuating market values due to inflation. A higher inflation rate, however, may increase operating expenses or have other adverse effects on borrowers of the Bank, making collection more difficult for the Bank. Rates of interest paid or charged generally rise if the marketplace believes inflation rates will increase.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

         In Management's opinion there has not been a material change in the Company's market risk profile during the nine months ended September 30, 1998. Market risk is the risk of loss in a financial instrument arising from adverse changes in market prices and rates, foreign currency exchange rates, commodity prices and equity prices. The Company's market risk arises primarily from interest rate risk inherent in its lending and deposit taking activities. To that end, management actively monitors and manages its interest rate risk exposure. The Company does not have any market risk sensitive instruments acquired for trading purposes. The Company manages its interest rate sensitivity by matching the repricing opportunities on its earning assets to those on its funding liabilities. Management uses various asset/liability strategies to manage the repricing characteristics of its assets and liabilities to ensure that exposure to interest rate fluctuations is limited within Company guidelines of acceptable levels of risk-taking. Hedging strategies, including the terms and pricing of loans and deposits, and managing the deployment of its securities are used to reduce mismatches in interest rate repricing opportunities of portfolio assets and their funding sources.

         When appropriate, management may utilize off balance sheet instruments such as interest rate floors, caps and swaps to hedge its interest rate position. A Board of Directors approved hedging policy statement governs use of these instruments. As of September 30, 1998, the Company had not utilized any interest rate swap or other such financial derivative to alter its interest rate risk profile.

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

         The following table sets forth the distribution of repricing opportunities of the Company's interest-earning assets and interest-bearing liabilities, the interest rate sensitivity gap (i.e., interest rate sensitive assets less interest rate sensitive liabilities), cumulative interest-earning assets and interest-bearing liabilities, the cumulative interest rate sensitivity gap, the ratio of cumulative interest-earning assets to cumulative interest-bearing liabilities and the cumulative gap as a percentage of total assets and total interest-earning assets as of September 30, 1998. The table also sets forth the time periods during which interest-earning assets and interest-bearing liabilities will mature or may reprice in accordance with their contractual terms. The interest rate relationships between the repriceable assets and repriceable liabilities are not necessarily constant and may be affected by many factors, including the behavior of customers in response to changes in interest rates. This table should, therefore, be used only as a guide as to the possible effect changes in interest rates might have on the net margins of the Company.



                                                                                  SEPTEMBER 30, 1998
                                                                                  ------------------
                                                                            AMOUNTS MATURING OR REPRICING IN
                                                                            --------------------------------
                                                                       OVER 3
                                                                       MONTHS      OVER 1
                                                          3 MONTHS     TO 12      YEAR TO      OVER         NON-
                                                           OR LESS     MONTHS     5 YEARS    5 YEARS     SENSITIVE(1)   TOTAL
                                                          --------     ------     -------    -------     ------------   ------
                                                                                (DOLLARS IN THOUSANDS)


ASSETS
Cash and due from banks .........................              $--         $--        $--        $--      $ 205,191     $205,191
Federal funds sold ..............................               --          --         --         --             --           --
Investment securities ...........................               --      10,037     53,660     38,515             38      102,250
Loans and leases ................................          308,765      44,141    129,251     39,994             --      522,151
Loans held for sale .............................          169,282          --         --         --             --      169,282
Other assets(2) .................................               --          --         --         --         91,470       91,470
      Total assets ..............................        $ 478,047    $ 54,178   $182,911    $78,547       $296,661   $1,090,344

LIABILITIES AND SHAREHOLDERS' EQUITY
Non-interest-bearing demand deposits ............              $--         $--        $--        $--       $267,555     $267,555
Interest-bearing demand, money market and savings          399,854          --         --         --             --      399,854
Time certificates of deposit ....................           86,258     174,584     10,721        211             --      271,774
Short-term debt .................................            4,612          --         --         --             --        4,612
Long-term debt ..................................               --          --        405     27,657             --       28,062
Other liabilities ...............................               --          --         --         --         18,336       18,336
Shareholders' equity ............................               --          --         --         --        100,151      100,151
      Total liabilities and shareholders' equity         $ 490,724    $174,584   $ 11,126    $27,868       $386,042   $1,090,344

Period Gap ......................................        $ (12,677)  $(120,406)  $171,785    $50,679       $(89,381)
Cumulative Gap ..................................          (12,677)   (133,083)    38,702     89,381
Cumulative Gap as a percent of:
   Total assets .................................            (1.16)%    (12.21)%     3.55%      8.20%

--------

(1)  Assets or liabilities which are not interest rate sensitive.

(2) Allowance for possible loan losses of $8.1 million as of September 30, 1998 is included in other assets.


         At September 30, 1998, the Company had $532.2 million of assets and $665.3 million of liabilities repricing within one year. Therefore, $133.1 million more in interest rate sensitive liabilities than interest rate sensitive assets will change to the then current rate (changes occur due to the instruments being at a variable rate or because the maturity of the instrument requires its replacement at the then current rate). If rates were to fall during this period, interest expense would decline by a greater amount than interest income and net income would increase. Conversely, if rates were to rise, the reverse would apply, and the Company's net income would decrease.

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

         The preceding sensitivity analysis does not represent a forecast and should not be relied upon as being indicative of expected operating results. These hypothetical estimates are based upon numerous assumptions, including the nature and timing of interest rate levels including the shape of the yield curve prepayments on loans and securities, changes in deposit levels, pricing decisions on loans and deposits, reinvestment and replacement of asset and liability cash flows and others. While assumptions are developed based upon current economic and local market conditions, the Company cannot make any assurances as to the predictive nature of these assumptions including how customer preferences or competitor influences might change.

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

        The Company and Bank's operations are significantly dependent on a number of data processing systems. Failure to anticipate and resolve potential problems associated with the ability of these systems to process transactions and information into the year 2000 could have a serious impact on the Company's operations. This could increase the level of operating losses and its liability for improperly processed transactions.

        In addition, a number of the Bank's customers have operations that are dependent on their data processing systems. The potential that some or all of these customers will not properly prepare their systems for the problems associated with the year 2000 could affect their ability to repay their loans with the Bank and as a consequence adversely affect the quality of the Company's loan portfolio. The Company's primary source of funds are from its customers' deposits. Many of these customers' operations are dependent on their data processing systems. Any adverse affects resulting from the year 2000 could impact the level of these customers' deposits, which in turn could impact the Company's liquidity.

        The Company relies primarily on outside vendors to provide its data processing. The Company's management has obtained from each a written copy of their plans to address solutions to potential problems resulting from the year 2000. The Company closely monitors each applicable vendor's progress toward those solutions. In addition, the Company's management is conducting third party tests of all the software and hardware used by the Bank to ensure that these systems will operate beyond the year 2000. The Company's management will correct or replace all data sensitive equipment and software that is determined not to be Year 2000 complaint by the second quarter of 1999. The Company has developed a Year 2000 Contingency Plan. In the event the contingency plan is invoked, contingency plan team members will participate in the execution of the plan, ensuring business operations may continue.

        The Company has identified all its borrowers for which the year 2000 may pose a significant credit risk. Each of these borrowers has been contacted and their operations analyzed in an effort to quantify the potential risks in Company's loan portfolio that might arise as a result of year 2000. The Company's management has also developed liquidity contingency plans to provide for potential decreases in funding sources that might arise as a result of the year 2000. The Company's Management has projected that the total cost of preparing for the year 2000 is $500,000.

                   ELDORADO BANCSHARES, INC. AND SUBSIDIARIES
                U.S. SECURITIES AND EXCHANGE COMMISSION FORM 10-Q

SIGNATURES

Pursuant to the requirements of the U.S. Securities Exchange Act of 1934, ELBI has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              ELDORADO BANCSHARES, INC.


DATE: November 16, 1998       Robert P. Keller /s/
                              ------------------------------------------
                              Robert P. Keller
                              President and Chief Executive Officer


DATE: November 16, 1998       John L. Gordon /s/
                              -----------------------------------------
                              John L. Gordon
                              Senior Vice President and Chief Financial Officer