Form 10-K405
period 1998-12-31
ELDORADO BANCSHARES INC
filed 1999-03-31
CIK 818633

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

                    ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

 FOR THE FISCAL YEAR ENDED DECEMBER 31,   COMMISSION FILE NUMBER 2-76555
                  1998

                            ------------------------

                           ELDORADO BANCSHARES, INC.

              (Exact name of small business issuer in its charter)

                   DELAWARE                                 33-0720548
        (State or other jurisdiction of          (I.R.S. Employer Identification
         incorporation or organization                         No.)

  24012 CALLE DE LA PLATA, SUITE 340, LAGUNA                  92653
                   HILLS, CA
   (Address of principal executive offices)                 (Zip Code)

        Issuer's telephone number, including area code:  (949) 699-4344

                            ------------------------

     Securities registered pursuant to Section 12 (b) of the Exchange Act:
                                      None

     Securities registered pursuant to Section 12 (g) of the Exchange Act:
                     Common Stock, par value $.01 per share

                            ------------------------

    Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    There were 12,037,271 shares of Common Stock outstanding at March 30, 1999. The aggregate market value of Common Stock held by non-affiliates at March 30, 1998 was approximately $5,847,000 upon the last known trade of $10.75 per share on March 30, 1999.

    Documents incorporated by reference: Part III of this Form 10-K incorporates by reference portions of the Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Shareholders to be held on June 3, 1999.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                                                                PAGE
                                                                                                                -----
PART I

Item 1.       Business.....................................................................................           3

Item 2.       Properties...................................................................................          37

Item 3.       Legal Proceedings............................................................................          38

Item 4.       Submission of Matters to a Vote of Security Holders..........................................          38

Item 4A.      Executive Officers...........................................................................          39

PART II

Item 5.       Market for Issuer's Common Stock and Related Stockholder Matters.............................          41

Item 6.       Selected Financial Data......................................................................          42

Item 7.       Management's Discussion and Analysis of Financial Condition and Results of Operations........          44

Item 7A.      Quantitative and Qualitative Disclosures About Market Risk...................................          61

Item 8.       Financial Statements.........................................................................          65

Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.........          65

PART III

Item 10.      Directors and Executive Officers of the Registrant...........................................          65

Item 11.      Executive Compensation.......................................................................          65

Item 12.      Security Ownership of Certain Beneficial Owners and Management...............................          65

Item 13.      Certain Relationships and Related Transactions...............................................          65

PART IV

Item 14.      Exhibits and Reports on 8-K..................................................................          66

Signatures.................................................................................................          68

                        [Page Intentionally Left Blank]

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

PART I
ITEM 1.                                 BUSINESS
OVERVIEW

    On January 22, 1999, the Company (sometimes referred to herein as "Eldorado") completed the acquisition of Antelope Valley Bank. In connection with the acquisition, the Company issued to the shareholders of Antelope Valley Bank approximately 2.8 million shares of common stock. The acquisition was treated for accounting purposes as a pooling of interests. Accordingly, the financial information contained in Item 1 treats the acquisition of Antelope Valley Bank as if it had been completed prior to the periods presented herein.

    Through its two operating subsidiaries, Eldorado Bank and Antelope Valley Bank (collectively referred to herein as the "Banks"), the Company offers a broad range of commercial banking products and services to small and medium-sized businesses and retail customers from 25 full service offices located primarily in Southern California and the Sacramento area of Northern California. Eldorado Bank also operates eight loan production offices, four of which are located in California and four of which are located in other western states. See "--Market." Our products include commercial, consumer and real estate loans, a broad range of deposit products and other non-deposit banking services. In addition, we augment our traditional banking products and services with specialized products including

    - Small Business Administration ("SBA") loans,

    - residential mortgage loans originated through eight loan production offices and a regional network of wholesale brokers for resale into the secondary market,

    - equipment leases to small and medium-sized businesses that are originated through a national network of wholesale brokers, and

    - loans to finance the acquisition of new and used automobiles that are originated through approximately 60 automobile dealers located in Southern California.

    Eldorado Bank and Antelope Valley Bank are incorporated under the laws of the State of California and are licensed by the California Department of Financial Institutions ("DFI"). Eldorado Bank is a member of the Federal Reserve System. Antelope Valley Bank is not a member, and therefore is regulated at the federal level by the Federal Deposit Insurance Corporation ("FDIC"). The Banks' deposits are insured up to applicable limits by the FDIC. See "Supervision and Regulation."

STRATEGIC PLAN

    The key elements of our strategic plan have been and continue to be the establishment and enhancement of an attractive community banking franchise through the acquisition of community banks primarily, but not exclusively, in and around our Southern California base, the improvement of core profitability and the maintenance of a strong balance sheet. Since 1995, we have acquired four community banks with combined assets of approximately $1 billion. See "--Prior Acquisitions."

        BUILDING AND ENHANCING AN ATTRACTIVE COMMUNITY BANKING FRANCHISE. We are continually engaged in the identification and evaluation of potential acquisitions of community banks in California. We focus primarily on community banks that have underperformed relative to their peers but have strong lending franchises, niche business lines or low cost deposits that would complement our existing operations and branch network and also provide opportunities for cost savings through branch overlap and back-office consolidation. In particular, we seek to acquire and develop both traditional and non-traditional community banking businesses that provide opportunities for multiple relationships with our customers. As an integral part of this strategy, we emphasize building a solid management team through a combination of senior officers retained from acquired banks and experienced specialists hired to enhance our competency in various areas, such as mortgage banking and equipment leasing. Consistent with our acquisition strategy, we recently completed the acquisition of Antelope Valley Bank. We routinely review suitable strategic acquisition opportunities, which if consummated, may constitute a material acquisition for Eldorado. Discussions at various stages with respect to such transactions are ongoing as of the date of this prospectus. Such discussions include one or more proposals as to which Eldorado is awaiting a response from the board of directors of the potential transaction partner. Eldorado believes, however, that as of the date of this prospectus it is not probable that we will enter into an agreement with respect to any particular transaction.

        IMPROVING CORE PROFITABILITY. Our strategy to increase profitability is premised on (i) increasing the sources and volume of fee income, including fees derived from originating and servicing SBA loans, selling and servicing equipment leases, and originating and selling residential mortgage loans,
    (ii) expanding and diversifying our base of relatively low cost funds, (iii) utilizing our asset generation capability to increase the volume of commercial loans and leases that we retain in our portfolio, particularly SBA loans, equipment leases and commercial loans to our small business customers, and (iv) actively seeking to improve operating efficiencies.

        MAINTAINING A STRONG BALANCE SHEET. We seek to maintain a strong balance sheet by managing the risk of credit-related losses and by striving to maintain a capital base sufficient to support our strategic plan. We seek to improve the asset quality of the banks we acquire by implementing underwriting standards in the acquired banks' loan and lease origination programs that place greater emphasis on cash flow than collateral coverage as the primary source of repayment on its loans. See "-- Underwriting and Credit Administration," below. To maintain a capital base sufficient to support our existing businesses and to permit us to continue to expand through acquisitions, our objective is to meet the "well capitalized" regulatory standards. See "Supervision and Regulation--Capital Adequacy Requirements."

PRIOR ACQUISITIONS

    Prior to September 1995, the Company's predecessor, SDN Bancorp, Inc. ("SDN"), owned a single bank--San Dieguito National Bank ("San Dieguito")--which had $56 million in assets. San Dieguito was then categorized as "critically undercapitalized" by federal regulators. In September 1995, SDN and San Dieguito were recapitalized by Dartmouth Capital Group, L.P. ("DCG"), a bank holding company organized by Mr. Keller. Following that recapitalization, Mr. Keller assumed control of the Company, installed new management and began implementing policies to improve asset quality and operating performance.

    Since September 1995, Eldorado has acquired four banks in California with combined assets of approximately $1 billion. The following table summarizes certain data regarding those acquisitions, including the asset size of the acquired bank as of the end of the quarter immediately preceding the acquisition:

                                                                                    PRINCIPAL COUNTY
ACQUIRED BANK                                                  ACQUISITION DATE     OF ACQUIRED BANK  ASSETS ACQUIRED
-----------------------------------------------------------  ---------------------  ----------------  ---------------
                                                                                                       (IN MILLIONS)
Liberty National Bank......................................  March 31, 1996         Orange               $     146
Commerce Security Bank.....................................  September 1, 1996      Sacramento                 229
Eldorado Bank..............................................  June 6, 1997           Orange                     404
Antelope Valley Bank.......................................  January 22, 1999       Los Angeles                212

    Other than the Antelope transaction, each acquisition was accounted for using the purchase method of accounting for business combinations. Therefore, the operating results of those banks are reflected in our financial statements only from the date of acquisition. Consequently, our historical operating results prior to June 1997 are of limited relevance in evaluating our historical financial performance or predicting our future operating results.

    Within the relatively recent past, Commerce Security Bank ("CSB"), Liberty National Bank ("Liberty") and San Dieguito were adversely affected by a variety of factors, including high levels of nonperforming assets, reliance on high-cost brokered deposits and excessive overhead costs. The high levels of nonperforming assets and related overhead costs were partly attributable to adverse economic conditions, including declining real estate values, that California experienced during the early to mid-1990s. See "Risk Factors--Prior losses at predecessor subsidiary banks." As a consequence of their poor financial performance, each of Liberty, San Dieguito and CSB was required to enter into a memorandum of understanding with its supervising regulators. Those memoranda of understanding were subsequently terminated contemporaneously with or, in Liberty's case, prior to Mr. Keller's assumption of managerial control. See "Risk Factors--Supervision and regulation--Our banks operate in a highly regulated environment."

    Following each acquisition, we implemented various elements of the strategic plan described above. See "--Strategic Plan." As a result of those efforts, together with a favorable economic climate in California, our ratio of nonperforming assets to total assets improved from 2.8% at December 31, 1996 (on a pro forma basis giving effect to the acquisition of Eldorado Bancorp) to 0.9% at December 31, 1998, and our efficiency ratio decreased from 80.0% for the twelve months ended December 31, 1996 to 73.6% for the twelve months ended December 31, 1998. Additionally, we were able to reduce reliance on high-cost brokered deposits by utilizing excess liquidity at Eldorado Bank to fund loans and leases generated by the other subsidiary banks.

    Effective June 30, 1997, the Company consolidated into Eldorado Bank the respective operations of CSB, Liberty and San Dieguito, although Eldorado Bank continues to operate under the name "Commerce Security Bank" in the Sacramento area because of another bank's competing claim to the tradename "Eldorado Bank." See "--Market."

MARKET

    Eldorado operates primarily in Southern California and the Sacramento area of Northern California. Our executive office is located in Laguna Hills, a residential community in southern Orange County, approximately 50 miles south of Los Angeles. Eldorado currently operates a total of 24 full-service banking offices in Southern California, covering a geographic market ranging from the north coastal area of San Diego County in the south, to Kern County and the northern border of Los Angeles County in the north, and to San Bernardino and Riverside Counties in the east. The counties of Orange, Los Angeles, San

Bernardino and Riverside are located in the Los Angeles-Riverside-Orange County Metropolitan Statistical Area ("MSA"), which is the second most populous MSA in the United States, with a population of 15.5 million in 1996, according to the most currently available estimate published by the U.S. Bureau of the Census. Eldorado also operates a mortgage loan production office in San Diego, California.

    In Northern California, Eldorado operates one full-service banking office, located in Sacramento, and three mortgage loan production offices located in Sacramento, Stockton and Walnut Creek. Sacramento, the capital of California, is located in the Sacramento MSA, which had a population of 1.5 million in 1996, according to an estimate published by the U.S. Bureau of the Census. Eldorado also operates one SBA loan production office in Orinda, California, which is located east of San Francisco.

    Outside of California, Eldorado currently has mortgage loan production offices in Bellevue, Washington; Las Vegas, Nevada; Phoenix, Arizona and Portland, Oregon.

PRODUCTS AND SERVICES

    The Company markets its products and services through four divisions:

    - COMMUNITY BANKING DIVISION--focusing primarily on small and medium-sized businesses located in the Company's California markets. Products include commercial, consumer and real estate loans (with a particular emphasis on the origination and servicing of SBA loans), and a broad range of deposit products and other non-deposit banking services.

    - MORTGAGE BANKING DIVISION--originating residential mortgage loans in California, Arizona, Nevada and Oregon through eight loan production offices and a network of wholesale brokers for sale in the secondary market.

    - EQUIPMENT LEASING DIVISION--generating equipment leases primarily through wholesale brokers located throughout the United States, servicing those leases and from time to time selling blocks of leases to other institutions.

    - AUTOMOBILE LENDING DIVISION--purchasing loans to finance the purchase of new and used automobiles originated by approximately 60 automobile dealers located in Southern California.

The Company's marketing strategy seeks to exploit cross-selling opportunities by emphasizing the complementary nature of its products and services, particularly for small to medium-sized businesses, which the Company defines as businesses with annual revenue up to $50 million. The Company is also seeking to improve operating efficiencies among its divisions by establishing lease and mortgage loan offices in several of the locations previously used exclusively as branches or loan production offices. In addition, the Company plans to house SBA loan production officers in several of its established mortgage origination offices. Each of the Company's divisions is described in more detail below.

    COMMUNITY BANKING DIVISION. The Community Banking Division provides a broad range of banking products and services to small and medium-sized businesses and retail customers, including commercial, real estate and consumer loans, checking and savings products and non-depository services.

    At December 31, 1998, management estimates that approximately 80% of the Company's loans and leases held for investment were loans to businesses. See
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations. For regulatory and financial reporting purposes, the Company categorizes commercial loans that are secured in whole or part by real estate as commercial real estate loans. Consequently, at December 31, 1998, commercial real estate loans constituted 30.4% of the Company's loans and leases held for investment. The Company believes such categorization overstates the Company's emphasis on real estate lending, because, for example, all SBA loans are secured by real estate and thus categorized as commercial real estate loans. The following table sets forth the distribution as of December 31, 1998 of the Company's SBA loans, other commercial real estate loans and commercial loans not secured by real estate based upon the Standard Industry Classification, or SIC codes, provided by the Company's borrowers:

                                                                  DECEMBER 31, 1998
                                     ----------------------------------------------------------------------------
                                            COMMERCIAL REAL ESTATE
                                     ------------------------------------
                                          NON-SBA              SBA             COMMERCIAL             TOTAL
                                     -----------------   ----------------   -----------------   -----------------
INDUSTRY                              AMOUNT   PERCENT   AMOUNT   PERCENT    AMOUNT   PERCENT    AMOUNT   PERCENT
-----------------------------------  --------  -------   -------  -------   --------  -------   --------  -------
                                                                (DOLLARS IN THOUSANDS)
Services...........................  $ 31,453    30.0%   $33,913    36.2%   $ 40,043    29.3%   $105,409    31.4%
Wholesale and retail trade.........    14,363    13.6%    26,596    28.4%     15,147    11.1%     56,106    16.7%
Finance, insurance and real
  estate...........................    34,575    32.9%     1,904     2.0%     14,327    10.5%     50,806    15.1%
Manufacturing......................     7,689     7.3%    22,118    23.6%     16,439    12.0%     46,246    13.8%
Mining and construction............     5,315     5.0%     5,461     5.9%      3,380     2.5%     14,156     4.2%
Other and unclassified.............    11,839    11.2%     3,664     3.9%     47,447    34.6%     62,950    18.8%
                                     --------  -------   -------  -------   --------  -------   --------  -------
                                     $105,234   100.0%   $93,656   100.0%   $136,783   100.0%   $335,673   100.0%
                                     --------  -------   -------  -------   --------  -------   --------  -------
                                     --------  -------   -------  -------   --------  -------   --------  -------

    The origination and servicing of SBA loans are important elements of the Community Banking Division's business. For the year ended December 31, 1998, the Company originated $51.9 million of SBA loans. Revenue attributable to the Company's SBA lending activities was $14.4 million for the year ended December 31, 1998, constituting 12.4% of its total interest and noninterest income for that period. In the Company's experience, the volume of SBA loan originations generally is less in the first quarter of the year and higher in the fourth quarter.

    The Company originates two types of loans under SBA programs. The majority of SBA loans that the Company originates are guaranteed by the United States Government to the extent of 75% to 90% of the principal and interest due on such loans ("SBA 7(a)" loans). The Company also originates SBA loans in which the Company takes a first trust deed (a senior security position which is generally sold by the Company) and another unrelated entity assumes a second trust deed (a subordinated security position) that is guaranteed by the SBA ("SBA 504" loans). Generally, the Company sells the government guaranteed portion of the SBA 7(a) loans to participants in the secondary market and retains servicing responsibilities and the unguaranteed portion of the loans. The government guaranteed portion of the SBA 7(a) loans are sold at a premium, a portion of which is immediately recognized as income. The balance of the premium, representing estimated servicing fees, is treated as a yield adjustment on the portion of the SBA 7(a) loan retained by the Company and is capitalized and recognized as income over the estimated life of the loan. The Company had a total of $93.7 million of SBA loans in its portfolio at December 31, 1998, comprised of $69.2 million of the unguaranteed portions of the SBA 7(a) loans being serviced by the Company and $24.5 million of SBA 504 loans. The total SBA 7(a) loan portfolio serviced by the Company at December 31, 1998 was $250.0 million, all of which had been originated by the Company.

    Since 1994, Eldorado Bank has qualified as a "Preferred Lender" under the SBA's programs, allowing it to originate SBA loans based on its own underwriting decisions and without prior approval of the SBA. The Company believes that its status as a Preferred Lender gives it a competitive advantage relative to other non-Preferred SBA originators by allowing the Company to process such loans on an expedited basis. For the SBA's fiscal year ended September 30, 1998, the Company originated $16.2 million, or approximately 60% of its SBA 7(a) loans, within the SBA district consisting of the counties of Orange, Riverside and San Bernardino. For that period, the Company produced the 6th greatest dollar volume of SBA loans in that district by all SBA lenders and the 3rd largest dollar volume of SBA 7(a) loans produced in that district by SBA originating banks. By comparison, the leading nonbank and bank SBA lenders headquartered in that district originated $65.0 million and $29.9 million of SBA 7(a) loans, respectively, which the Company believes reflects the fragmented and highly competitive market for SBA loans in Southern

California. The Company believes that all of the leading SBA originators in the Company's principal market are Preferred Lenders.

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

    With respect to deposit products and related services, the Company believes the Community Banking Division has a competitive advantage as a result of certain deposit accounting services that were developed at CSB specifically for title and escrow companies. As a result of those services, which include specialized sub-accounting, reconciliation and reporting features, a significant percentage of the Company's deposit liabilities are obtained from title and escrow companies (collectively, "Title and Escrow Deposits"). For the year ended December 31, 1998, Title and Escrow Deposits averaged $187.0 million, representing 18.2% of the Company's total average deposits for that period. Actual balances of Title and Escrow Deposits tend to vary widely during a month, with the highest balances usually occurring at the end of the month when residential real estate closings are generally scheduled to occur. Title and Escrow Deposits are also subject to seasonal fluctuations, tending to decrease during those seasons when the volume of residential real estate transactions is lower. Title and Escrow Deposits at December 31, 1998 totaled $278.7 million, constituting 22.8% of the Company's total deposits at that date. One company controlled Title and Escrow Deposits that represented 15.2% of the Company's total average deposits for the year ended December 31, 1998 and 20.2% of the Company's total deposits at December 31, 1998.

    The Company considers Title and Escrow Deposits to be volatile because of the fluctuation in deposit amounts and the concentration of control over those deposits with a limited number of customers. The Company believes, however, that its relationships with its principal Title and Escrow Deposit customers and its specialized deposit services partially mitigate the risk that such customers may terminate or significantly reduce their deposits with the Company. See "Risk Factors--Reliance on potentially volatile title and escrow deposits to fund short-term assets." As a consequence of that potential volatility, the Company utilizes Title and Escrow Deposits solely to fund short-term assets, primarily consisting of residential mortgage loans held for sale, which are generally sold within 30 days after such mortgage loans are funded. See "--Products and Services--Mortgage Banking Division." If a substantial portion of the Title and Escrow Deposits were withdrawn suddenly, the Company believes that it has sufficient alternative sources of liquidity to fund its mortgage pipeline during a transition period. To reduce its concentration of Title and Escrow Deposits, since December 31, 1998, the Company has generally limited the balance of Title and Escrow Deposits that it will permit any one depositor to maintain to approximately $100 million. See "Risk Factors--Reliance on potentially volatile title and escrow deposits to fund short-term assets" and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

    The Company's expertise in servicing Title and Escrow Deposits has also enabled it to attract deposits from homeowners' associations, property managers and similar customers. The services provided to those customers include (i) lockbox deposit arrangements, (ii) sub-account reconciliation and reporting,
(iii) electronic payment and remittance processing through the Automated Clearing House or ACH Network and (iv) electronic balance reporting. Those specialized payment handling systems also complement the Company's other traditional cash management products.

    Historically, the relationships with Title and Escrow Deposit customers, as well as the relationships with other deposit customers utilizing the Company's sub-accounting systems, have been managed by the

Company's Sacramento branch. The Company is actively seeking, however, to cross-sell those services to customers of its Southern California branches.

    MORTGAGE BANKING DIVISION. The Company entered the mortgage banking business upon the acquisition of CSB in September 1996. CSB had been engaged in the mortgage business since 1988. The Company originates and sells first and second lien mortgage loans secured by single family residences. As a matter of normal practice, the Company sells to the secondary market all of the mortgage loans that it originates. The Mortgage Banking Division's operating results can be and have been affected materially by changes in interest rates, and in the levels of new home construction and existing home sales. See "Risk Factors-- Changes in interest rates may adversely affect our business."

    The Company originates mortgage loans through two primary sources: (i) the wholesale market, which represents loans generated through a network of mortgage brokers approved by the Company, and (ii) the retail market, which represents loans generated by eight loan production offices staffed with commission-based loan officers who solicit loans directly from real estate brokers and home builders and on personal referral. All loans originated from those two sources are underwritten and closed by the Company. For the year ended December 31, 1998, approximately 88% of the Company's residential mortgage loans were originated on a wholesale basis, and during that period, the top ten brokers generated 34.8% of such loans.

    The Company originates primarily fixed-rate mortgage loan products under a variety of programs including (i) conventional fixed-rate mortgage loans under programs offered by the Federal Home Loan Mortgage Corporation ("Freddie Mac") or the Federal National Mortgage Association ("Fannie Mae"), (ii) so-called "nonconforming" mortgage loans that do not meet Freddie Mac or Fannie Mae criteria, including "jumbo loans" that exceed the maximum principal amount under those programs, which the Company underwrites to satisfy the individual guidelines of the private investors to which those loans are sold in the ordinary course, and (iii) mortgage loans insured by the Federal Housing Administration ("FHA loans") and mortgage loans guaranteed by the Veterans Administration ("VA loans"). FHA loans and VA loans are underwritten to enable them to be pooled as loans offered by the Government National Mortgage Association ("Ginnie Mae loans"). In addition, beginning in 1998 the Company extended its range of products to include certain types of subprime loans (which are sometimes referred to as "B" grade loans). During the three months ended December 31, 1998, subprime loans constituted less than 1.0% of all mortgage loans originated by the Company during that period. The Company is evaluating the extent to which it wants to devote resources to the subprime product. The Company does not expect that subprime loans will constitute more than 5% of its total mortgage loan origination volume.

    The following table sets forth the volume of mortgages funded by the Company during the last five consecutive fiscal quarters ended December 31, 1998.

                                                                       FOR THE THREE MONTHS ENDED
                                                    -----------------------------------------------------------------
                                                    DECEMBER 31,   SEPTEMBER 30,   JUNE 30,  MARCH 31,   DECEMBER 31,
                                                        1998           1998          1998      1998          1997
                                                    ------------   -------------   --------  ---------   ------------
                                                                             (IN THOUSANDS)
Purchase financing:
  Conforming......................................    $ 64,750       $ 65,258      $ 46,677  $  34,753     $ 29,460
  Jumbo...........................................      27,759         62,380        51,518     32,413       27,621
  FHA.............................................      46,488         74,523        93,402     61,992       69,379
  VA..............................................      21,120         24,465        30,635     18,525       21,135
                                                    ------------   -------------   --------  ---------   ------------
    Total.........................................     160,117        226,626       222,232    147,683      147,595
Refinancing:
  Conforming......................................     224,260        109,171       100,742    120,269       39,450
  Jumbo...........................................      59,433         96,092        87,543     73,593       46,765
  FHA.............................................      51,653         16,357        22,366     28,575       11,823
  VA..............................................      45,371         12,107        16,565     26,182       15,549
                                                    ------------   -------------   --------  ---------   ------------
    Total.........................................     380,717        233,727       227,216    248,619      113,587
                                                    ------------   -------------   --------  ---------   ------------
      Total originations..........................    $540,834       $460,353      $449,448  $ 396,302     $261,182
                                                    ------------   -------------   --------  ---------   ------------
                                                    ------------   -------------   --------  ---------   ------------

    The Company has historically sold conforming Freddie Mac and Fannie Mae loans under private sale agreements to conduits such as Countrywide Home Loans. FHA and VA loans that the Company originates either are sold individually to private conduits or are bundled and sold as Ginnie Mae loans to private investors. In addition, since July 1998, the Company has been approved to sell Ginnie Mae-eligible loans directly to Freddie Mac and Fannie Mae.

    The Company also sells the right to service such mortgage loans, which includes the collection and remittance of principal and interest payments. Such servicing rights either are sold to the purchaser of the loan or, in the case of Ginnie Mae loans, from time to time are aggregated and sold in bulk at least quarterly, which the Company believes increases the value of those servicing rights. The purchasers of mortgage loans or servicing rights do not have recourse against the Company for the payment defaults of the borrowers, except for (i) customary recourse if the borrower fails to make the first payment due under the loan and (ii) recourse obligations that were incurred in connection with CSB's bulk sales of servicing for VA loans that were effected prior to the Company's acquisition of CSB. Such recourse exposure for VA loans expired in November 1998. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

    The Company relies on various short-term funding sources, including Title and Escrow Deposits and lines of credit with various financial institution, to provide liquidity to its Mortgage Banking Division between the time when the Division originates a mortgage loan and the time when such loan is sold in the secondary market. See "--Products and Services--Community Banking Division" and "Risk Factors-- Reliance on potentially volatile title and escrow deposits to fund short-term assets."

    "Forward commitments" and "put options" on mortgage-backed securities are used to reduce or hedge interest rate risk on a portion of loans held for sale and on certain loans anticipated to fund. Forward commitments to sell and put options on mortgage-backed securities that hedge anticipated loan funding are off-balance sheet items and not reflected in the Company's Consolidated Statement of Financial Condition. The aggregate outstanding "forward commitments" and "put options" at December 31, 1998 were $94.0 million and $76.0 million. It should be noted, however, that because those instruments may not respond to changes in interest rates to the same degree as the mortgage loan pipeline being hedged, some interest rate risks remain even in a fully hedged portfolio. For example, during the quarter ended December 31, 1998, Eldorado incurred a loss of $1.1 million on hedging activities primarily because of an unexpected change in the correlation between the value of the mortgage loans in its pipeline and mortgage-backed securities used for hedging. See "Risk Factors--Changes in interest rates may adversely affect our business."

    Although the Mortgage Banking Division historically provided a substantial amount of CSB's earnings, the Division generated losses during each month of 1996 and during nine out of 12 months of 1997. Since the Company acquired CSB in September 1996, the Company has undertaken a variety of measures to improve the Division's operating results, including the renegotiation of the terms under which the Company sells loans to the secondary market, the packaging of Ginnie Mae loans, the elimination of certain recourse liability in connection with the sale of VA loan servicing rights, and the achievement of various operational efficiencies. In addition, the Company has made several managerial changes at the Mortgage Banking Division, the most significant of which was the February 1998 hiring of William D. Rast to serve as its Executive Vice President and head of the Division. Mr. Rast has approximately 21 years of experience in mortgage banking, including four years as President and Chief Operating Officer of Hamilton Financial Services Corp., a financial services company that focused primarily on mortgage lending, and 10 years with First California Mortgage, where his last position was Senior Vice President responsible for retail and wholesale production. Since joining the Company, Mr. Rast and his management team have overseen the implementation of several initiatives designed to improve the Mortgage Banking Division's operations. Among other things, the Company has
(i) enhanced the Mortgage Banking Division's network of brokers by adding additional brokers with whom Mr. Rast previously had developed relationships and terminating those brokers who were not reliable sources of originations, and
(ii) actively managed the duration of time between the Company's funding of a mortgage loan and the time when that loan may be sold into the secondary market.

    The Company believes that those initiatives, combined with a favorable refinancing market in 1998, have substantially improved the Mortgage Banking Division's performance. For the year ended December 31, 1998, the Mortgage Banking Division originated $1.8 billion of mortgage loans as compared to $889.2 million for the year ended December 31, 1997. The Division's pre-tax profitability--measured by the Company as revenue less direct expenses and the cost of funds provided by the Community Banking Division and other sources--increased by $5.7 million to $3.1 million for the year ended December 31, 1998 from a loss of $2.6 million for the year ended December 31, 1997. The Company has also used the increase in mortgage origination volume to manage its level of earning assets by increasing from time to time the duration that it will hold mortgage loans prior to selling such loans into the secondary market. Although the Company believes that it has hedged such mortgage loans to substantially mitigate the interest rate risk associated with the longer holding period, some interest rate risk remains. See "Risk Factors--Changes in interest rates may adversely affect our business."

    During the next 12 months, the Mortgage Banking Division intends to continue to improve its origination capability by, among other things, (i) further refining its network of wholesale brokers, (ii) more actively cross-selling its products to the Company's retail customers, and (iii) enhancing the automation of the application and approval process including the implementation of electronic application and delivery systems. The Company expects that the Mortgage Banking Division's cross-selling efforts will focus primarily on developing relationships with internal and external referral sources in the Company's Southern California market. Among other things, the Mortgage Banking Division intends to place mortgage loan officers in the Company's branches. Beginning in 1998, mortgage loan officers were placed in its branches in Carlsbad (San Diego County), Huntington Beach (Orange County) and San Bernardino (San Bernardino County).

    EQUIPMENT LEASING DIVISION. The Company entered the leasing business upon the acquisition of CSB in September 1996. CSB had been engaged in leasing since 1990, focusing primarily on acquiring leases of equipment to small businesses with an average lease size of less than $50,000. Currently, the production of new leases is derived primarily from the wholesale sector through a network of brokers located throughout the United States, although a majority of the Equipment Leasing Division's leases are made to borrowers located in the mid-western and western states. The Company makes no consumer leases and leases automobiles and other vehicles only to businesses. The Company seeks to limit the residual risk with respect to the collateral it leases by purchasing leases that permit the lessee to acquire the equipment for a nominal purchase price at the end of the lease term or by stipulating that the originating broker will retain the residual risk. The Banks' largest concentration of leases to a single borrower (and related interests) at December 31, 1998 amounted to $342,000. Historically, the Company has generally retained for investment the majority of leases that it purchases, although in 1997, the Company sold $24.8 million of leases to other banks while retaining the right to service those leases. The Company expects to conduct similar sales of leases in the future to avoid an excess concentration of leases as a percentage of total portfolio loans and leases. The Company currently expects that its lease portfolio will not materially exceed 15% of the Company's portfolio loans and leases.

    At December 31, 1998, the Company held $88.9 million of leases for investment. The following table sets forth the collateral concentrations of the Company's leases at December 31, 1998.

                                                                              DECEMBER 31, 1998
                                                                             -------------------
Electronic data processing.................................................            28.3%
Transportation.............................................................            12.9
Materials handling.........................................................             6.2
Machine tools..............................................................             6.1
Garment cleaning...........................................................             4.6
Manufacturing..............................................................             4.6
Agriculture................................................................             4.2
Printing...................................................................             4.1
Restaurant.................................................................             3.5
Other(1)...................................................................            25.5
                                                                                      -----
      Total................................................................           100.0%
                                                                                      -----
                                                                                      -----

------------------------

(1) No category of collateral concentration included in Other is in excess of 2.3%.

    Following the CSB acquisition, the Company made a strategic decision to increase the resources devoted to the Equipment Leasing Division. Among other things, the Company has centralized the underwriting decisions for leases, thereby eliminating the salesperson's involvement in the underwriting decision. In addition, the Company has also increased the aggregate volume and average size of the Company's leases and diversified the type and location of the underlying lease collateral, partly as a result of hiring full-time sales representatives located in or near Boston, Massachusetts; Dallas, Texas and Carlsbad, California.

    The Company believes that those initiatives have substantially improved the Equipment Leasing Division's performance. For the year ended December 31, 1998, the Company originated $69.3 million of leases with an average lease size of $37,700, as compared to $32.2 million of leases with an average lease size of $24,700 for the year ended December 31, 1997. The Division's pre-tax profitability--measured by the Company as revenue (excluding gain on sale of leases) less direct expenses and the cost of funds provided by the Community Banking Division and other sources--increased by $1.0 million to $1.9 million for the year ended December 31, 1998 from $882,000 for the year ended December 31, 1997.

    During the next 12 months, the Equipment Leasing Division intends to continue to increase its origination volume by focusing on improving the overall quality of the Company's network of wholesale brokers and by expanding the number of full-time representatives. In February 1999, the Company hired Ronald Wagner as Executive Vice President for the Equipment Leasing Division. Mr. Wagner has approximately 20 years of experience in the leasing business, including most recently as Senior Vice President in charge of production for Imperial Business Credit, Inc., a subsidiary of Imperial Credit Industries, Inc., a publicly traded financial services company.

    AUTOMOBILE LENDING DIVISION. In January 1999, the Company expanded its indirect automobile lending activity with its acquisition of Antelope Valley Bank. Antelope generates interest-earning assets primarily through the origination of indirect automobile loans (also known as dealer loans). Dealer loans are originated by automobile dealers and sold to the Company at a discount to the note rate. The present value of the difference between the discounted rate to the Company and the note rate is paid to the dealer and capitalized and amortized by the Company over the effective life of the loan using a formula that approximates the interest method. Antelope has been active in the origination of dealer loans since 1980.

    Following the Antelope acquisition, the Company consolidated the dealer loan programs of Eldorado Bank with the existing structure at Antelope. The Company generates dealer loans through approximately 60 dealers spread throughout Southern California with a concentration in north Los Angeles County. Fifteen of those dealers accounted for approximately 80% of the loans funded by the Company during the year ended December 31, 1998, with the largest single relationship accounting for approximately 21.6% of such loans. The average length of the Company's relationship with such 15 dealers is approximately eight years and ranges from two to 17 years. Dealer relationships are evaluated by management from time to time to assess the level and pattern of losses on the dealer loans originated by a dealer and to examine the current financial information and credit reports of the dealers themselves.

    Each loan received from a dealer is individually underwritten by the Company using a methodology developed by Antelope, which includes the review of an applicant's credit report and confirmation of information provided in the financing application. The average dealer loan amount purchased by the Company is approximately $13,000, and the majority of such loans were originated to finance the purchase of used automobiles. The finance market for new automobile loans is very competitive with the largest competitors being the finance affiliates of major automobile manufacturers, including Ford Motor Credit, General Motors Acceptance Corp., and Chrysler Financial. At December 31, 1998, the Company held $104.0 million of dealer loans, constituting 11.5% of the Company's gross portfolio loans and leases.

    The following table sets forth the volume of dealer loans funded by the Company during the last five fiscal quarters ended December 31, 1998.

                                                                     AT OR FOR THE THREE MONTHS ENDED
                                                    ------------------------------------------------------------------
                                                    DECEMBER 31,   SEPTEMBER 30,   JUNE 30,   MARCH 31,   DECEMBER 31,
                                                        1998           1998          1998       1998          1997
                                                    ------------   -------------   --------   ---------   ------------
                                                                          (DOLLARS IN THOUSANDS)
Loans funded:
  Amount funded...................................    $ 13,699       $ 13,924      $ 13,082    $11,194      $12,069
  Number
    Used..........................................         534            606           567        538          508
    New...........................................         359            331           312        254          292
                                                    ------------   -------------   --------   ---------   ------------
      Total.......................................         893            937           879        792          800

Total amount outstanding..........................    $103,978       $100,444      $ 95,242    $90,949      $87,636
Total delinquencies...............................       1,408          1,200           789        849          967
Net charge-offs...................................         192            192           209        216          138
Delinquencies to total amount outstanding.........        1.35%          1.19%         0.83%      0.93%        1.10%
Net charge-offs (annualized) to total amount
  outstanding.....................................        0.74%          0.76%         0.88%      0.95%        0.63%

    During the next 12 months, the Automobile Lending Division intends to continue to increase its origination volume by developing additional dealer relationships further south into Los Angeles and Orange Counties where, according to the California Motor Vehicle Dealers Association, there are approximately 370 automobile dealership franchises.

UNDERWRITING AND CREDIT ADMINISTRATION

    UNDERWRITING. Although the Banks accept applications for various types of commercial and consumer loans at all of their branches, all loans are subject to centralized underwriting and processing, with the exception of commercial loans less than $100,000. Residential mortgage loans may also be approved for sale into the secondary market at one of two loan production offices in Northern California.

    Eldorado Bank generally does not make individual loans larger than $8.0 million, although its applicable legal lending limit is substantially higher (for secured loans, 25% of Eldorado Bank's equity plus its allowance for loan and lease losses, or $21.5 million at December 31, 1998). Lending authorities range from $2,500 to $100,000 for most loan officers and from $250,000 to $300,000 for regional vice presidents. Authorization limits for such officers are set by Eldorado Bank's Chief Credit Officer based upon area of responsibility and prior lending experience and are ratified by the Eldorado Bank Board of Directors. The head of the Commercial Banking Division has commercial lending authority of $500,000, while the head of the Community Banking Division has commercial authority of $250,000 and SBA authority of $1.0 million. Eldorado Bank's Chief Credit Officer has the authority to approve loans up to $1.0 million. Loans in excess of $1.0 million but less than $2.0 million must be approved by Eldorado Bank's Chief Credit Officer and Eldorado Bank's President, and loans in excess of $2.0 million but less than $4.0 million must also be approved by an Officer Loan Committee, of which the Chief Credit Officer and Eldorado Bank's President are members. Loans in excess of $4.0 million but less than $8.0 million must also be approved by the Loan Committee of Eldorado Bank's Board of Directors, and loans in excess of $8.0 million must also be approved by the Board of Directors of Eldorado Bank. As of December 31, 1998, 37 borrowers had total obligations (including loans to related interests) to Eldorado Bank in excess of $2.0 million, representing $81.7 million or 15.8% of Eldorado Bank's total portfolio loans and leases at that date. At December 31, 1998, the Company's largest concentration of loans to a single borrower (and related interests) totaled $6.8 million. As of the date of this prospectus, all outstanding loans in excess of $2.0 million are performing and are secured primarily by real estate located in Southern California.

    Antelope generally does not make individual loans larger than $1.0 million, although its applicable legal lending limit is substantially higher (for secured loans, 25% of Antelope's equity plus its allowance for loan and lease losses, or $5.8 million at December 31, 1998). Lending authorities for senior loan officers at Antelope range from $2,500 to $100,000. Authorization limits for such officers are set by Antelope's Chief Credit Officer based upon area of responsibility and prior lending experience and are ratified by the Antelope Board of Directors. The Company's President, who also serves as Antelope's Chairman and Chief Executive Officer, has the authority to approve loans up to $500,000, and Antelope's President and its Chief Credit Officer each have the authority to approve loans up to $100,000 individually and jointly up to $300,000. Loans in excess of $500,000 must be approved by the Antelope Board of Directors. As of December 31, 1998, Antelope's 10 largest borrowing relationships had total obligations (including loans to related interests) to Antelope representing $14.5 million or 10.6% of Antelope's total loans and leases at that date. At December 31, 1998, Antelope's largest concentration of loans to a single borrower (and related interests) totaled $3.5 million. As of the date of this prospectus, all outstanding loans to Antelope's 10 largest borrowers are performing and are secured primarily by real estate located in Southern California.

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

    In addition to commercial loans secured by real estate, the Company makes commercial mortgage loans to finance the purchase of owner-occupied real property, which generally consists of real estate on which structures have already been completed. The Company's commercial mortgage loans are secured by first liens on real estate, typically have variable interest rates and generallly amortize over a 20-year period with balloon payments due at the end of five years. In underwriting commercial mortgage loans, consideration is given to the property's operating history, future operating projections, current and projected occupancy, location and physical condition. The underwriting analysis also includes credit checks, appraisals and a review of the financial condition of the borrower.

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

    The head of the Equipment Leasing Division has authority to approve leases up to $150,000 and two other officers have authorization levels of $75,000 and $50,000, respectively. Leases in excess of $150,000 must also be approved by the Company's Chief Credit Officer. The Company generally does not make leases in excess of $150,000, and since the Company's acquisition of CSB, the Company has not made a lease in excess of $500,000.

    Senior officers of the Mortgage Banking Division have authority to approve funding of residential loans for sale into the secondary market up to $2.0 million. Residential loans in excess of $2.0 million are subject to the same approval criteria required for commercial loans.

    CREDIT ADMINISTRATION AND NONPERFORMING ASSETS. The Company has several procedures in place to assist it in maintaining the overall quality of its loan and lease portfolio, as described below. There can be no assurance, however, that the Company's loan and lease portfolio will not become subject to increasing pressures from deteriorating borrower credit due to general economic conditions.

    With the exception of the Equipment Leasing Division, which administers and collects the leases that it services, the Company has a centralized Credit Administration Department. The Department is responsible for supervising the Company's loan review function and its Special Asset Group, which focuses exclusively on the collection or other resolution of nonaccrual loans and OREO. The Company's loan review function evaluates additional loans that are potential problem loans as to risk exposure in determining the adequacy of the allowance for loan losses. The Company obtains updated appraisals from time to time on loans secured by real estate, particularly those categorized as nonperforming loans and potential problem loans. In instances where updated appraisals reflect reduced collateral values, an evaluation of the borrower's overall financial condition is made to determine the need, if any, for possible writedowns or appropriate additions to the allowance for loan losses.

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

    The Company is sometimes required to revise a loan's interest rate or repayment terms in a troubled debt restructuring. A loan is considered a restructured loan if, as a result of the borrower's financial condition, the Company has elected to modify it by accepting below market terms either by granting an interest rate concession or deferring principal or interest payments or both. In order for a restructured loan to be eligible to be reclassified as a fully performing loan, the following must be satisfied: (i) the borrower must generally have been current in meeting the restructured terms for at least six consecutive month and (ii) the restructured loan must have an interest rate and other features that are at least equivalent to market terms. Inevitably, not all restructured loans will be viable as restructured, and it may be necessary for the Company to make further concessions or to transfer the loan to nonaccrual status or OREO. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations. The Company records OREO at fair value at the time of acquisition, less estimated costs of sale.

COMPETITION

    There is intense competition in California and elsewhere in the United States in attracting and retaining deposit accounts, and in making loans to small businesses and other borrowers. The primary factors in the competition for deposits are interest rates, personalized services, the quality and range of financial services, convenience of office locations and office hours. The Company competes for deposits primarily with other commercial banks, savings institutions, credit unions, money market funds and other investment alternatives. The primary factors in the competition for loans are interest rates, loan origination fees, the quality and range of lending services and personalized services. The Company competes for loans, primarily with other commercial banks, savings institutions, mortgage banking firms, credit unions and other financial intermediaries. In addition, our Automobile Lending Division competes with the financial services affiliates of the major automobile manufacturers. The Company faces competition for deposits and loans throughout its market areas not only from local institutions but also from out-of-state financial intermediaries that have opened loan production offices or that solicit deposits in its market areas. Many of the financial intermediaries operating in the Company's market areas offer certain services, such as trust and investment services, that the Company does not offer directly. Additionally, as a consequence of recent bank acquisitions and mergers in the Company's market--including the mergers of BankAmerica Corporation and Wells Fargo & Company with NationsBank Corporation and Norwest Corporation, respectively--many of the Company's competitors have greater financial and marketing resources and name recognition than the Company and have statewide or nationwide operations that may give them opportunities to realize greater efficiencies and economies of scale than the Company. Moreover, recent developments in technology and mass marketing have permitted larger institutions to market loans more aggressively to small business borrowers.

    Federal legislation enacted in August 1998 eased membership limits on credit unions, which previously were permitted to serve only members that shared a single, common bond. Specifically, the legislation provides that occupation-based credit unions may serve unrelated companies as long as such companies have fewer than 3,000 employees. The Company expects that such legislation will increase the ability of credit unions to compete with community banks, such as the Banks, for both deposits and loans.

    The Company competes principally on the basis of personalized attention and special services that it provides its customers, principally individuals and small to medium-sized businesses. Its marketing activity focuses primarily on promotional activities by and referrals from the Banks' officers, directors and employees. Most of the Company's offices offer extended weekday banking hours and some branches offer Saturday banking hours. The Company also operates drive-up banking facilities at 12 of its branches and provides a variety of personalized services. In addition, the Company operates 24-hour automatic teller machines ("ATMs") at 24 of its locations and is a member of Instant Teller network and Plus System network, which link bank ATMs nationwide.

EMPLOYEES

    The Company had approximately 662 full-time equivalent employees as of December 31, 1998, of whom 69 were officers who held titles at the Company or the Banks of Vice President or above. The Company believes that its employee relations are satisfactory. See, however, "Risk Factors--We are dependent on the contributions of our key management personnel." None of the Company's employees is represented by a union or covered under a collective bargaining agreement.

                           SUPERVISION AND REGULATION

OVERVIEW

    The Company is a registered bank holding company under the BHC Act, and it is subject to regulation, supervision and periodic examination by the Board of Governors of the Federal Reserve System (the "Federal Reserve").

    As California state-licensed banks, the Banks are subject to regulation, supervision and periodic examination by the DFI. Eldorado Bank also is subject to regulation, supervision and periodic examination by the Federal Reserve, because it is a member of the Federal Reserve System; Antelope Valley Bank is not, and therefore is subject to regulation, supervision and periodic examination at the federal level by the FDIC. The Banks' deposits are insured by the FDIC to the maximum amount permitted by law, which is currently $100,000 per depositor in most cases. The regulations of the DFI, Federal Reserve and FDIC govern most aspects of the Banks' business and operations, including but not limited to, the scope of their business, their investments, their reserves against deposits, the nature and amount of collateral for certain loans, the timing of availability of deposited funds, the issuance of securities, the payment of dividends, bank expansion and bank activities, including real estate development and insurance activities.

    The federal and state banking agencies have broad enforcement powers over the Company and the Banks, including the power to impose substantial fines and other civil and criminal penalties, to terminate deposit insurance and to appoint a conservator or receiver for a bank under a variety of circumstances.

LIMITATIONS ON BANK HOLDING COMPANY ACTIVITIES

    With certain limited exceptions, the BHC Act requires every bank holding company to obtain the prior approval of the Federal Reserve before undertaking any of the following activities: (i) acquiring direct or indirect ownership or control of any voting shares of another bank or bank holding company if, after such acquisition, it would own or control more than 5% of any class of voting shares (unless it already owns or controls the majority of such shares); (ii) acquiring all or substantially all of the assets of another bank or bank holding company; or (iii) merging or consolidating with another bank holding company. The Federal Reserve will not approve any acquisition, merger or consolidation that would have a substantially anti-competitive result, unless the anti-competitive effects of the proposed transaction are clearly outweighed in the public interest by the probable effect of the transaction in meeting the convenience and needs of the community to be served. The Federal Reserve also considers financial and managerial factors, as well as compliance with the Community Reinvestment Act of 1977 (the "CRA"), in reviewing proposed acquisitions or mergers.

    With certain exceptions, the BHC Act also prohibits a bank holding company from acquiring or retaining direct or indirect ownership or control of voting securities or assets of any company that is not a bank or bank holding company, or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks or providing services for its subsidiaries. The principal exceptions to those prohibitions involve certain non-bank activities, which, by statute or by Federal Reserve regulation or order, have been identified as activities closely related to the business of banking or of managing or controlling banks. In making that determination, the Federal Reserve considers whether the performance of such activities by a bank holding company can be expected to produce benefits to the public such as greater convenience, increased competition or gains in efficiency, that can be expected to outweigh the risks of possible adverse effects such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices.

    Furthermore, under the BHC Act, a bank subsidiary of a bank holding company is prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services. For example, in general, the Banks may not condition the extension of credit to a customer upon the customer obtaining other services from the Company or any of its other subsidiaries or upon the customer promising not to obtain services from a competitor.

CAPITAL ADEQUACY REQUIREMENTS

    The Company and the Banks are subject to regulations governing capital adequacy, which incorporate both risk-based and leverage capital requirements. Those risk-based and leverage capital guidelines set total capital requirements and define capital in terms of "core capital elements," or Tier 1 capital, and "supplementary capital elements," or Tier 2 capital. The sum of an institution's Tier 1 capital and its Tier 2 capital is the institution's "qualifying" total capital for purposes of determining capital adequacy. Banks and bank holding companies are required to maintain a minimum ratio of qualifying total capital to risk-weighted assets of 8%, at least one-half of which must be in the form of Tier 1 capital. In order to determine an asset's risk weight, the asset is multiplied by the applicable risk weight percentage assigned by the federal regulators to that asset.

    The Federal Reserve and the FDIC have established a minimum leverage ratio of Tier 1 capital to total assets (the "Tier 1 Leverage Ratio") of 3% for bank holding companies and banks that have received the highest composite regulatory rating and for bank holding companies and member banks that have implemented the Federal Reserve's risk-based capital measure for market risk. All other bank holding companies and banks are required to maintain a Tier 1 Leverage Ratio of at least 4%. Banking organizations with supervisory, financial, operational, and managerial weaknesses, as well as organizations experiencing significant growth, are expected to maintain capital ratios above the minimum levels. If the Company or one of the Banks fails to maintain the required capital levels, its primary federal regulator may issue a capital directive to require an increase in capital levels.

    The Federal Reserve's and the FDIC's risk-based capital standards require the Company and the Bank to take adequate account of concentrations of credit and the risks of non-traditional activities. Concentrations of credit refers to situations where a lender has a relatively large proportion of loans involving one borrower, industry, location, collateral or loan type. Non-traditional activities are considered those that have not customarily been part of the banking business but that start to be conducted as a result of developments in, for example, technology or financial markets. Institutions with high or inordinate levels of risk are required to operate with higher minimum capital ratios. The Federal Reserve and the FDIC also review an institution's management of concentrations of credit risk for adequacy and consistency with safety and soundness standards regarding internal controls, credit underwriting or other operational and managerial areas.

    The Federal Reserve's risk-based capital regulations also include standards for evaluating a member bank's exposure to economic declines based upon interest rate risk. Interest rate risk is the exposure of a bank's current and future earnings and equity capital arising from adverse movements in interest rates. While interest rate risk is inherent in a bank's role as financial intermediary, it introduces volatility to a bank's earnings and to the economic value of a bank. The Federal Reserve will consider the institution's historical financial performance and its earnings exposure to interest rate movements, as well as qualitative factors such as the adequacy of the institution's internal interest rate risk management. The Federal Reserve and the other banking agencies have elected not to pursue a standardized measure and explicit capital charge for interest rate risk.

    In certain circumstances, the federal regulators may determine that the capital ratios for a bank must be maintained at levels that are higher than the minimum levels required by guidelines or regulations. In particular, bank holding companies and banks contemplating significant expansion proposals are expected to maintain capital levels significantly above the minimum levels required by the guidelines. Neither the Company nor either of the Banks has been advised by any bank regulatory agency that it must maintain a specific Tier 1 Leverage Ratio in excess of the minimum levels specified in the capital guidelines, although in connection with the application to the Federal Reserve for approval to complete the acquisition of

Eldorado Bancorp, the Company was required to have a pro forma Tier 1 Leverage Ratio of 6.0%, a Total Risk-Weighted Ratio of 10.0% and a Tier 1 Risk-Weighted Ratio of 6.0% as of the end of the quarter preceding the closing of that acquisition. In addition, in connection with the acquisition of Eldorado Bancorp, the Company also agreed not to incur any debt without the prior approval of the Federal Reserve.

REGULATORY RESTRICTIONS ON DISTRIBUTIONS TO SHAREHOLDERS

    STOCK REDEMPTIONS. Bank holding companies, such as the Company, are required to give the Federal Reserve notice of any purchase or redemption of their outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the bank holding company's consolidated net worth. The Federal Reserve may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe or unsound practice or would violate any law, regulation, Federal Reserve order, directive, or any condition imposed by, or written agreement with, the Federal Reserve. A bank holding company whose capital ratios exceed the thresholds for "well capitalized" banks on a consolidated basis is exempt from the foregoing requirement if it (i) will remain well-capitalized following the purchase or redemption, (ii) is well-managed and (iii) is not the subject of any unresolved supervisory issues. In connection with the acquisition of the Eldorado Bancorp, the Company agreed that it will not redeem, retire or repurchase any of its preferred stock without the prior approval of the Federal Reserve.

    DIVIDENDS. Federal Reserve policies declare that a bank holding company should not pay cash dividends on its common stock unless its net income is sufficient to fund fully each dividend, and its prospective rate of earnings retention after the payment of such dividend appears consistent with its capital needs, asset quality and overall financial condition. In connection with the acquisition of Eldorado Bancorp, the Company agreed that it will not pay dividends on common stock without the prior approval of the Federal Reserve.

    The Company is a legal entity separate and distinct from each of the Banks. Substantially all of the Company's revenues and cash flow, including funds available for the payment of dividends and other operating expenses, consists of dividends paid to the Company by the Banks. There are statutory and regulatory limitations on the amount of dividends that may be paid to the Company by the Banks. Dividends payable by each of the Banks are restricted under California law to the lesser of that Bank's retained earnings, or that Bank's net income for the latest three fiscal years, less distributions previously declared by that Bank during that period, or, with the approval of the DFI, to the greater of the retained earnings of that Bank, the net income of that Bank for its last fiscal year or the net income of that Bank for its current fiscal year. In connection with the acquisition of Eldorado Bancorp, Eldorado Bank paid a dividend of $14 million, which exceeded Eldorado Bank's net income for the latest three fiscal years. As a result, Eldorado Bank will require the approval of the DFI with respect to the payment of any dividend and in no event may Eldorado Bank pay dividends in excess of the greater of Eldorado Bank's retained earnings, the net income of Eldorado Bank for its last fiscal year and the net income of Eldorado Bank for its current fiscal year. No such dividend was paid in connection with the acquisition of Antelope Valley Bank.

    The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") generally prohibits depository institutions from making capital distributions (including payment of dividends), or paying any management fee to its holding company if the depository institution would thereafter be "undercapitalized" for regulatory purposes.

    In addition, Federal Reserve regulations limit the payment of dividends by Eldorado Bank as a state member bank. Under Federal Reserve regulations, dividends may not be paid unless both undivided profits and earnings limitations have been met. First, no dividend may be paid if it would result in a withdrawal of capital or exceed the bank's undivided profits as reported in its most recent Report of Condition and Income, without the prior approval of the Federal Reserve and two-thirds of the shareholders of each class of stock outstanding. Second, a state member bank may not pay a dividend without the prior approval of the Federal Reserve if the total of all dividends declared in one year exceeds the total of net income for that year, plus its retained net income for the preceding two calendar years.

    The payment of dividends on capital stock by the Company and the Banks may be limited by other factors, including applicable regulatory capital requirements and broad enforcement powers of the federal regulatory agencies. Each of the Federal Reserve, the FDIC and the DFI have broad authority to prohibit the Company and the Banks from engaging in practices that the banking agency considers to be unsafe or unsound, including the payment of dividends under certain circumstances.

    The regulations and restrictions on payment of dividends may limit the Company's ability to obtain funds from the Banks for its cash needs, including funds for payment of interest and operating expenses and dividends.

TRANSACTIONS WITH AFFILIATES

    The Banks are subject to restrictions under federal law that limit certain transactions with the Company, each other and the Company's banking and non-banking affiliates, including extensions of credit, investments or asset purchases. Extensions of credit and certain other "covered" transactions by any member bank with any one affiliate are limited in amount to 10% of such bank's capital stock and surplus and with its affiliates, in the aggregate, are limited in amount to 20% of capital stock and surplus and loans and other extensions of credit must be fully secured in accordance with applicable regulations. Federal law also provides that covered transactions with affiliates must be made on substantially the same terms and under substantially the same circumstances as, and, in the case of credit transactions, following credit underwriting procedures that are no less stringent than, those prevailing at the time for comparable transactions involving other non-affiliated companies, or, in the absence of comparable transactions, on terms and under circumstances, including credit standards, that in good faith would be offered to, or would apply to, non-affiliates. The purchase of low quality assets from affiliates is generally prohibited.

CROSS-GUARANTEE AND HOLDING COMPANY LIABILITY

    Any FDIC-insured depository institution may be liable for any loss incurred by the FDIC, or any loss that the FDIC reasonably anticipates incurring, in connection with (i) the default of any commonly controlled FDIC-insured depository institution or (ii) any assistance provided by the FDIC to a commonly controlled FDIC-insured depository institution in danger of default. Any obligation or liability owed by a subsidiary depository institution to its parent company is subordinate to the subsidiary institution's cross-guarantee liability to the FDIC. As of the date of this prospectus, the Banks are the Company's only insured depository institution subsidiaries.

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

PROMPT CORRECTIVE ACTION PROVISIONS

    FDICIA amended the Federal Deposit Insurance Act ("FDIA") to establish a format for closer monitoring of insured depository institutions and to enable prompt corrective action by regulators when an institution begins to experience financial difficulty. The general thrust of those provisions is to impose greater scrutiny and more restrictions on institutions as they have decreasing levels of capitalization. FDICIA establishes five capital categories: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." Under the regulations, a "well capitalized" institution has a ratio of total capital to total risk-weighted assets ("Total Risk-Weighted Ratio") of at least 10.0%, a ratio of Tier 1 capital to total risk-weighted assets ("Tier 1 Risk-Weighted Ratio") of at least 6.0%, a Tier 1 Leverage Ratio of at least 5.0% and is not subject to any written order, agreement or directive; an "adequately capitalized" institution has a Total Risk-Weighted Ratio of at least 8.0%, a Tier 1 Risk-Weighted Ratio of at least 4.0% and a Tier 1 Leverage Ratio of at least 4.0% (or 3.0% if the institution has received the highest regulatory rating and is not experiencing significant growth), but does not otherwise qualify as "well capitalized." An "undercapitalized" institution fails to meet one of the three minimum capital requirements for "adequately capitalized" banks. A "significantly undercapitalized" institution has a Total Risk-Weighted Ratio of less than 6.0%, a Tier 1 Risk-Weighted Ratio of less than 3.0% and/or a Tier 1 Leverage Ratio of less than 3.0%. A "critically undercapitalized" institution has a ratio of tangible equity to assets of 2.0% or less. Under certain circumstances, a "well capitalized," "adequately capitalized" or "undercapitalized" institution may be required to comply with supervisory actions as if the institution was in the next lowest capital category.

    Undercapitalized depository institutions are subject to restrictions on borrowing from the Federal Reserve. In addition, undercapitalized depository institutions are subject to growth and activity limitations and are required to submit "acceptable" capital restoration plans. The federal banking agencies may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution's capital and may require guarantees from the depository institution's holding company, if any. If a depository institution fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized and ultimately may be placed into conservatorship or receivership.

    Significantly undercapitalized depository institutions may be subject to a number of additional requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized, more stringent requirements to reduce total assets, cessation of receipt of deposits from correspondent banks, prohibitions on dividends to the holding company and requirements that the holding company divest its bank subsidiary, in certain instances. Subject to certain exceptions, critically undercapitalized depository institutions must have a conservator or receiver appointed for them within a certain period after becoming critically undercapitalized.

SAFETY AND SOUNDNESS STANDARDS

    The federal banking agencies have issued "safety and soundness" standards for banks. The standards, which were issued in the form of guidelines rather than regulations, relate to internal controls, information systems, internal audit systems, loan underwriting and documentation, compensation, interest rate exposure, asset growth, compensation, fees and benefits. Examiners assign a formal supervisory rating to the adequacy of an institution's risk management processes, including its internal controls. In general, the standards are designed to assist the federal banking agencies in identifying and addressing problems at insured depository institutions before capital becomes impaired. If an institution fails to meet these standards, the appropriate federal banking agency may require the institution to submit a compliance plan. Failure to submit an acceptable compliance plan may result in enforcement proceedings.

LIMITATIONS ON BROKERED DEPOSIT TAKING

    FDICIA provides that a bank may not accept, renew or roll over brokered deposits unless (i) it is "well capitalized" or (ii) it is adequately capitalized and receives a waiver from the FDIC permitting it to accept brokered deposits. FDIC regulations define brokered deposits to include any deposit obtained, directly or indirectly, from any person engaged in the business of placing deposits with, or selling interests in deposits of, an insured depository institution, as well as any deposit obtained by a depository institution that is not "well capitalized" for regulatory purposes by offering rates significantly higher (generally more than 75 basis points) than the prevailing interest rates offered by depository institutions in such institution's normal market area. In addition, FDICIA provides that institutions that are ineligible to accept brokered deposits are ineligible for pass-through deposit insurance for employee benefit plan deposits.

PREMIUMS FOR DEPOSIT INSURANCE

    As previously stated, the Banks' deposits are insured by the FDIC to the maximum amount permitted by law, which is currently $100,000 per depositor in most cases. FDIC insurance premiums are assessed on a risk-based system, meaning that the amount of a depositary institution's premium depends on its risk classification. To arrive at a depository institution's risk-based assessment, the FDIC places it in one of nine risk categories using a two-step process based first on capital ratios and then on relevant supervisory information. Each institution is assigned to one of three capital categories: "well capitalized," "adequately capitalized," or "undercapitalized." A well capitalized institution is one that has a Total Risk-Weighted Ratio of at least 10.0%, a Tier 1 Risk-Weighted Ratio of at least 6.0% and a Tier 1 Leverage Ratio of at least 5.0%. An adequately capitalized institution has at least an Total Risk-Weighted Ratio of at least 8.0%, a Tier 1 Risk-Weighted Ratio of at least 4.0% and a Tier 1 Leverage Ratio of at least 4.0%. An undercapitalized institution is one that does not meet either of the above definitions. The FDIC also assigns each institution to one of three supervisory subgroups based on an evaluation of the risk posed by the institution (group "A" institutions being perceived to present the least risk and group "C" institutions being perceived to present the greatest risk). The FDIC makes this evaluation based on examinations by the institution's primary federal or state regulator, statistical analyses of financial statements, and other information relevant to gauging the risk posed by the institution. Those supervisory evaluations modify premium rates within each of the three capital groups, resulting in a matrix of nine separate assessment categories.

    In September 1996, legislation was enacted to recapitalize the FDIC's Savings Association Insurance Fund to provide for the payment of certain future obligations of the Fund and, ultimately, to merge the Fund and its counterpart, the Bank Insurance Fund, into a single insurance fund called the Deposit Insurance Fund. The deposits of Eldorado Bank, Liberty National Bank and San Dieguito National Bank were insured by the Bank Insurance Fund; the deposits of Commerce Security Bank were insured by the Savings Association Insurance Fund. Since the merger of Eldorado Bank, Liberty, San Dieguito and Commerce Security, the deposits of Eldorado Bank have been insured by the Savings Association Insurance Fund and the Bank Insurance Fund generally in proportion to the pre-combination allocation of deposits among those banks.

    Under the legislation, each depository institution whose deposits are insured by the Savings Association Insurance Fund (with limited exceptions) was required to pay a one-time "special assessment" into Savings Association Insurance Fund in the amount of approximately $.66 for each $100 of deposits that the institution had as of a given measurement date. The special assessment was intended to cause, and has caused, Savings Association Insurance Fund's assets to reach the targeted "reserve ratio" of 1.25% of insured deposits. As a consequence, the FDIC has been able to reduce the normal, periodic deposit insurance premiums charged to Savings Association Insurance Fund-insured institutions to levels consistent with those charged to Bank Insurance Fund-insured institutions. For well capitalized and well managed institutions, those rates can be as low as a statutory minimum of $2,000 per year.

    Under the legislation, however, the FDIC is obligated to levy ongoing special assessments on all insured institutions in order to pay debt service on certain bonds issued in connection with the resolution of financially troubled savings associations prior to 1989. Through 1999, institutions insured through the Savings Association Insurance Fund will pay those special assessments at an annual rate five times that paid by institutions insured through the Bank Insurance Fund. While the precise rate will vary from period to period, initially the rate for institutions insured through the Savings Association Insurance Fund will be $.064 per $100 of deposits and the rate for institutions insured through the Bank Insurance Fund will be $.0128 per $100 of deposits. Beginning in January 2000, the rates paid by institutions insured by each fund will be equalized. Unlike the one-time special assessment discussed above, it is expected that those ongoing special assessments will be recorded as expenses during the period for which they are assessed.

    The current deposit assessment matrices for insured depository institutions, are as follows (in cents per $100 of deposits):

                                                          BANK
                                                       INSURANCE
                                                          FUND
                                                       ASSESSMENT
                                                        SCHEDULE
                                                ------------------------
                                                      SUPERVISORY
                                                        SUBGROUP
                                                ------------------------
                                                A          B          C
                                                --         --         --
MEETS NUMERICAL STANDARDS FOR:
Well capitalized........................        --(a)       3         10
Adequately capitalized..................         3         10         24
Undercapitalized........................        10         24         27

                                                          SAIF
                                                       ASSESSMENT
                                                        SCHEDULE
                                                ------------------------
                                                      SUPERVISORY
                                                        SUBGROUP
                                                ------------------------
                                                A          B          C
                                                --         --         --
MEETS NUMERICAL STANDARDS FOR:
Well capitalized........................        --(a)       3         17
Adequately capitalized..................         3         10         24
Undercapitalized........................        10         24         27

------------------------

(a) Subject to a statutory minimum annual assessment of $2,000.

    For purposes of the assessment of deposit insurance premiums for the six-month period ending June 30, 1999, Eldorado Bank will be assessed as an adequately capitalized bank and Antelope Valley Bank will be assessed as a well capitalized bank. FDIC regulations prohibit disclosure of the "supervisory subgroup" to which an insured institution is assigned. Eldorado Bank's insurance assessment paid during the year ended December 31, 1998 was $354,000, and Antelope's insurance assessment paid during the year ended December 31, 1998 was $22,000.

RESTRICTIONS ON CHANGES OF CONTROL

    Subject to certain limited exceptions, no company (as defined in the BHC
Act) or individual can acquire control of a bank holding company, such as the Company, without the prior approval or non-disapproval, as the case may be, of the Federal Reserve. Prior approval of the Federal Reserve would be required for an acquisition of control of the Company by a "company" as defined in the BHC Act. In general, Federal Reserve regulations provide that "control" means the power to vote 25% or more of any class of voting stock, the power to control in any manner the election of a majority of the board of directors or the power to exercise, directly or indirectly, a controlling influence over management or policies as determined by the Federal Reserve. As part of such acquisition, the company would be required to register as a bank holding company (if not already so registered) and have its business activities limited to those activities that the Federal Reserve determines to be so closely related to banking as to be a proper incident thereof. See "--Limitations on Bank Holding Company Activities." Federal Reserve regulations also provide that there is a presumption that any company that owns less than 5% of any class of voting securities of a bank holding company does not have control over that company.

    Any individual (or group of individuals acting in concert) who intends to acquire control of a bank holding company, such as the Company, generally must give 60 days prior notice to the Federal Reserve under regulations promulgated pursuant to the Change in Bank Control Act of 1978. Control for the purpose of those regulations is presumed to exist if, among other things, an individual owns, controls or has the power to vote 25% or more of a class of voting stock of the bank or bank holding company, or an individual owns, controls or has the power to vote 10% or more of a class of voting stock of the bank or bank company and (i) the company's shares are registered pursuant to Section 12 of the Exchange Act, or (ii) such person would be the largest shareholder of the institution. The statute and underlying regulations authorize the Federal Reserve to disapprove the proposed transaction based on the evaluation of certain specified factors, including, without limitation, competition, management and financial condition.

    Under California law, any individual, entity or group that intends to acquire direct or indirect control of a bank organized under California law must obtain the prior approval of the Commissioner of Financial Institutions for the State of California. "Control" for purposes of California law means the power to vote 25% or more of any class of voting securities or the power to direct or cause the direction of management and policies in any manner.

CONSUMER PROTECTION LAWS AND REGULATIONS

    OVERVIEW. In recent years, the bank regulatory agencies have focused greater attention on compliance with consumer protection laws and their implementing regulations. Examination and enforcement have become more intense in nature, and insured institutions have been advised to monitor carefully compliance with various consumer protection laws and their implementing regulations. The Bank is subject to many federal consumer protection statutes and regulations including, but not limited to, the Community Reinvestment Act, the Truth in Lending Act, the Fair Housing Act, the Equal Credit Opportunity Act, the Real Estate Settlement Procedures Act, and the Home Mortgage Disclosure Act. Due to heightened regulatory concern related to compliance with those acts, the Banks may incur additional compliance costs or be required to expend additional funds for investments in its local community. In addition, the federal regulators will take into account the compliance record of the Banks in evaluating the adequacy of their management in connection with applications for mergers and acquisitions. An adverse compliance rating can result in a material delay or denial of such an application. As a result of the relatively high volume of residential mortgage loans and applications processed by Eldorado Bank's Mortgage Division, the Bank may have greater exposure to consumer protection compliance issues than many of its peer group banks. As part of its ongoing compliance program, the Bank has outsourced its internal audit of the Mortgage Division to a consulting firm.

    THE COMMUNITY REINVESTMENT ACT. The Community Reinvestment Act is intended to encourage insured depository institutions, while operating safely and soundly, to help meet the credit needs of their communities. The act specifically directs the federal regulatory agencies, in examining insured depository institutions, to assess their record of helping to meet the credit needs of their entire community, including low- and moderate-income neighborhoods, consistent with safe and sound banking practices. It further requires the agencies to take a financial institution's record of meeting its community's credit needs into account when evaluating applications for, among other things, domestic branches, consummating mergers or acquisitions, or holding company formations.

    The bank regulatory agencies use the assessment factors from the Community Reinvestment Act to rate financial institutions. The ratings range from a high of "outstanding" to a low of "substantial noncompliance." Eldorado Bank received a satisfactory CRA rating in its 1998 examination. Antelope Valley Bank was examined most recently in 1995 and received a satisfactory CRA rating.

    THE EQUAL CREDIT OPPORTUNITY ACT. The Equal Credit Opportunity Act prohibits discrimination against an applicant in any credit transaction, whether for consumer or business purposes, on the basis of race, color, religion, national origin, sex, marital status, age (except in limited circumstances), receipt of income from public assistance programs or good faith exercise of any rights under the Consumer Credit Protection Act. In addition to prohibiting outright discrimination on any of the impermissible bases listed above, an effects test has been applied to determine whether a violation of the act has occurred. This means that if a creditor's actions have had the effect of discriminating, the creditor may be held liable-- even when there is no intent to discriminate. In addition to actual damages, the Equal Credit Opportunity Act permits regulatory agencies to take enforcement actions and provides for punitive damages of up to $10,000 in individual lawsuits and up to the lesser of $500,000 or 1.0% of the creditor's net worth in class action suits. Successful complainants may also be entitled to an award of court costs and attorneys' fees.

    THE FAIR HOUSING ACT. The Fair Housing Act regulates many of the Banks' lending practices, including making it unlawful for any lender to discriminate in its housing-related lending activities against any person because of race, color, religion, national origin, sex, handicap or familial status. The Fair Housing Act is broadly written and has been broadly interpreted by the courts. A number of lending practices have been found to be, or may be considered, illegal under the Fair Housing Act, including some that are not specifically mentioned in the act itself. Among those practices that have been found to be, or may be considered, illegal under the Fair Housing Act are the following: declining a loan for the purposes of racial discrimination; making excessively low appraisals of property based on racial considerations; pressuring, discouraging, or denying applications for credit on a prohibited basis; using excessively burdensome qualification standards for the purpose or with the effect of denying housing to minority applicants; imposing on minority loan applicants more onerous interest rates or other terms, conditions, or requirements; and racial steering, or deliberately guiding potential purchasers to or away from certain areas because of race.

    The Fair Housing Act allows a person who believes that he or she has been discriminated against to file a complaint with the Department of Housing and Urban Development. Aggrieved persons also may initiate a civil action. In addition, the Fair Housing Act permits the Attorney General of the United States to commence a civil action if the Attorney General of the United States has reasonable cause to believe that a person has been discriminated against in violation of the Fair Housing Act. Penalties for violation of the Fair Housing Act include actual damages suffered by the aggrieved person and injunctive or other equitable relief. The courts also may assess civil penalties.

    THE TRUTH IN LENDING ACT. The Truth in Lending Act is designed to ensure that credit terms are disclosed in a meaningful way so that consumers may compare credit terms more readily and knowledgeably. As a result of the act, all creditors must use the same credit terminology and expressions of rates, the annual percentage rate, the finance charge, the amount financed, the total of payments and the payment schedule.

    Violations of the Truth in Lending Act may result in regulatory sanctions and in the imposition of both civil and, in the case of willful violations, criminal penalties. Further, under certain circumstances, the Truth in Lending Act and Federal Reserve Regulation Z provide a consumer with a right of rescission, which relieves the consumer of the obligation to pay amounts to the creditor or to a third party in connection with the offending transaction, including finance charges, application fee, commitment fees, title search fees and appraisal fees.

    The Truth in Lending Act requirements are complex and even inadvertent noncompliance could result in civil liability or other penalties. In recent years, a significant number of individual claims and purported consumer class action claims have been commenced against a number of financial institutions, their subsidiaries, and other mortgage lending companies, seeking civil statutory and actual damages and rescission under the act, as well as remedies for alleged violations of various state unfair trade practices acts and restitution for unjust enrichment with respect to mortgage loan transactions.

    THE HOME MORTGAGE DISCLOSURE ACT. The Home Mortgage Disclosure Act grew out of public concern over credit shortages in certain urban neighborhoods. One purpose of the Home Mortgage Disclosure Act is to provide public information that will help show whether financial institutions are serving the housing credit needs of the neighborhoods and communities in which they are located. The Home Mortgage Disclosure Act also includes a "fair lending" aspect that requires the collection and disclosure of data about applicant and borrower characteristics as a way of identifying possible discriminatory lending patterns and enforcing anti-discrimination statutes. The Home Mortgage Disclosure Act requires institutions to report data regarding applications for loans for the purchase or improvement of one-to-four family and multifamily dwellings, as well as information concerning originations and purchases of such loans. Federal bank regulators rely, in part, upon data provided under the Home Mortgage Disclosure Act to determine whether depository institutions engage in discriminatory lending practices.

    Compliance with the Home Mortgage Disclosure Act and implementing regulations is enforced by the appropriate federal banking agency, or in some cases, by the Department of Housing and Urban Development. Administrative sanctions, including civil money penalties, may be imposed by supervisory agencies for violations. The Home Mortgage Disclosure Act requires depository institutions to compile and disclose certain information with respect to mortgage loans, including the census tract, income level, racial characteristics and gender of the borrower or potential borrower. That data may have a material effect on the regulators' assessment of an institution, particularly in connection with an institution's application to enter into a merger or to acquire one or more branches.

    THE REAL ESTATE SETTLEMENT PROCEDURES ACT. The Real Estate Settlement Procedures Act requires lenders to provide borrowers with disclosures regarding the nature and cost of real estate settlements. It also prohibits certain abusive practices, such as kickbacks, and places limitations on the amount of escrow accounts. Violations of the Real Estate Settlement Procedures Act may result in imposition of penalties, including (1) civil liability equal to three times the amount of any charge paid for the settlement services or civil liability of up to $1,000 per claimant, depending on the violation; (2) awards of court costs and attorneys' fees; and (3) fines of not more than $10,000 or imprisonment for not more than one year, or both. A significant number of individual claims and purported consumer class action claims have been commenced against financial institutions and other mortgage lending companies alleging violations of the escrow account rules and seeking civil damages, court costs and attorneys' fees.

CERTAIN OTHER ASPECTS OF FEDERAL AND STATE LAW

    The Banks are also subject to federal and state statutory and regulatory provisions covering, among other things, security procedures, currency and foreign transactions reporting, insider transactions, management interlocks, loan interest rate limitations, electronic funds transfers, funds availability and truth-in-savings disclosures.

FEDERAL SECURITIES LAWS

    The common stock is registered under Section 12(g) of the Exchange Act, and the Company is obligated to file periodic reports with the Securities and Exchange Commission pursuant to Section 13(a) of the Exchange Act and is subject to the other informational requirements of the Exchange Act, including the obligation to file proxy statements and other information with the Commission. See "Where You Can Find More Information."

INTERSTATE BANKING AND BRANCHING

    The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking Act") regulates at the federal level the interstate activities of banks and bank holding companies and establishes a framework for nationwide interstate banking and branching. In order to implement certain provisions of the Interstate Banking Act, California enacted the Caldera, Weggeland, and Killea California Interstate Banking and Branching Act of 1995.

    The Interstate Banking Act permits a bank that is located in one state and that does not already have a branch office in a second state to establish a branch office in the second state, subject to that state's laws, by (i) acquisition of, or merger with, a bank located in the second state, (ii) acquisition of a branch office of a bank in the second state or (iii) establishment of a DE NOVO branch office in the second state. By means of the Caldera Weggeland act, the State of California permits out of state banks to establish California branch offices only by acquisition of, or merger with, a California bank that has been in existence for at least five years. The Caldera Weggeland act expressly prohibits an out-of-state bank that does not already have a California branch office from (i) purchasing a branch office of a California bank or (ii) establishing a California branch office on a DE NOVO basis.

    The Interstate Banking Act also permits an adequately capitalized and adequately managed bank holding company to acquire banks located in any state, provided that following the acquisition, the acquiror will not control more than 10.0% of deposits held by insured depository institutions nationwide or 30.0% of deposits held by insured depository institutions in any one state, provided further that if the state bank supervisor of the state in which the acquiror will hold in excess of 30.0% of deposits approves the acquisition, the acquisition will not be prohibited. The Caldera Weggeland act authorizes the California Commissioner of Financial Institutions to approve an interstate acquisition in which the acquiror would control more than 30.0% of deposits held by insured financial institutions in California if the Commissioner finds that the transaction is consistent with public convenience and advantage in California.

    The Interstate Banking Act authorizes banks to establish agency relationships between subsidiaries of a bank holding company. The Caldera Weggeland act is more expansive in that it permits California banks, with the approval of the Commissioner, to establish agency relationships with both affiliated and unaffiliated FDIC-insured banks and savings associations.

    As a result of the Interstate Banking Act and the Caldera Weggeland Act, the Company and the Banks face competition from out-of-state financial institutions in addition to competition from in-state institutions. It is not possible to evaluate, however, what specific effect or, if any, the Interstate Banking Act and the Caldera Weggeland Act have had or will have on the Company or the competitive environment in which it operates.

EFFECT OF GOVERNMENTAL POLICIES AND LEGISLATION

    GENERAL. Banking is a business that depends on rate differentials. In general, the difference between the interest rate paid by one of the Banks on its deposits and its other borrowings and the interest rate received by that Bank on loans extended to its customers and securities held in its portfolio comprise the major portion of the Company's earnings. These rates are highly sensitive to many factors that are beyond the control of the Company. Accordingly, the earnings and growth of the Company are subject to the influence of domestic and foreign economic conditions, including inflation, recession and unemployment.

    The commercial banking business is not only affected by general economic conditions but is also influenced by the monetary and fiscal policies of the federal government and the policies of regulatory agencies, particularly the Federal Reserve. The Federal Reserve can and does implement national monetary policies (with objectives such as curbing inflation and combating recession) by its open-market operations in United States Government securities, by its control of the discount rates applicable to borrowings by depository institutions and by adjusting the required level of reserves for financial institutions subject to its reserve requirements. The actions of the Federal Reserve in these areas influence the growth of bank loans, investments and deposits and also affect interest rates charged on loans and paid on deposits. As demonstrated in the past, the Federal Reserve's policies regarding interest rates have a significant effect on the operating results of commercial banks and are expected to continue to do so in the future. The nature and effect of any future changes in monetary policies is not predictable.

    From time to time, legislation is enacted that has the effect of increasing the cost of doing business, limiting or expanding permissible activities or affecting the competitive balance between banks and other financial institutions. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies and other financial institutions frequently are made in Congress, in the California legislature and before various bank regulatory and other professional agencies. For example, legislation was introduced in Congress that would repeal the current statutory restrictions on affiliations between commercial banks and securities firms. Under the proposed legislation, bank holding companies would be allowed to control both a commercial bank and a securities affiliate, which could engage in the full range of investment banking activities, including corporate underwriting. The likelihood of any major legislative changes and the effect such changes might have on the Company are impossible to predict.

    RELIANCE ON SBA PROGRAMS. A significant portion of Eldorado Bank business consists of originating and servicing loans under the programs of the U.S. Small Business Administration. See "Business-- Products and Services--Community Banking Division." Significant cuts in or other adverse changes to Small Business Administration programs would likely have a material adverse effect on the Company. See "Risk Factors--Concentration in SBA lending--Changes in SBA regulations could reduce our SBA loan originations and revenues, which are significant."

    In 1995, Congress passed the Small Business Lending Enhancement Act of 1995. The act reduced the amount of the subsidy to borrowers inherent in the Small Business Administration's guaranty of loans under its various programs, thus causing the Small Business Administration to increase the fees it charges for its guarantee. The actual payments by the Small Business Administration on its guaranties plus the cost of program administration have historically exceeded the aggregate guarantee fees collected by the Small Business Administration. At the same time, however, by reducing the per-loan subsidy by an amount greater than the reduction in the Small Business Administration's budget, the 1995 act sought to increase the total number and dollar amount of loans that the Small Business Adminstration would guarantee. While management has not discerned a material decrease in the number or quality of borrowers seeking Small Business Administration loans as a result of the increase in the guarantee fees charged to borrowers, it is possible that such a decrease will occur over the long term. In addition, there can be no assurance that the Small Business Administration will not be discontinued in its entirety in the foreseeable future.

                                  RISK FACTORS

    INVESTING IN THE COMMON STOCK WILL PROVIDE SHAREHOLDERS WITH AN EQUITY OWNERSHIP INTEREST IN ELDORADO. AS AN ELDORADO SHAREHOLDER, YOU WILL BE SUBJECT TO RISKS INHERENT IN OUR BUSINESS. THE VALUE OF YOUR INVESTMENT MAY INCREASE OR DECREASE AND COULD RESULT IN A LOSS. YOU SHOULD CAREFULLY CONSIDER THE FOLLOWING FACTORS AS WELL AS OTHER INFORMATION CONTAINED IN THIS ANNUAL REPORT BEFORE DECIDING TO INVEST IN SHARES OF THE COMMON STOCK.

EFFECT OF RECENT ACQUISITIONS--OUR HISTORICAL OPERATING RESULTS MAY BE OF LIMITED USE TO YOU IN
EVALUATING OUR HISTORICAL PERFORMANCE AND PREDICTING OUR FUTURE RESULTS

    Since September 1995, when Dartmouth Capital Group, L.P. ("DCG") acquired control of SDN Bancorp, Inc., Eldorado's predecessor, our operations have changed substantially. During the past three years, we have acquired four banks with combined assets of approximately $1 billion. The acquisition of Eldorado Bancorp in June 1997, itself, nearly doubled our assets. With the exception of the recent Antelope Valley Bank acquisition, we used the purchase method of accounting for each of our three other acquisitions. Therefore, the operating results of each of those acquired companies are included in our financial statements only from the date of acquisition. Because of our recent acquisitions and our use of the purchase method of accounting, our historical operating results before June 30, 1997 are of limited relevance in evaluating our historical financial performance and predicting our future operating results.

RISKS RELATED TO GROWTH STRATEGY--FAILURE TO INTEGRATE ACQUISITIONS SUCCESSFULLY COULD HAVE A NEGATIVE EFFECT ON OUR BUSINESS

    Since September 1995, we have experienced rapid growth through acquisitions. An important element of our business strategy continues to involve active and substantial efforts to acquire or combine with additional financial institutions that would complement our existing businesses. We can provide no assurance, however, that we will be able to identify additional suitable acquisition targets or complete any acquisitions.

    If we are able to identify and complete future acquisitions, our ability to successfully integrate into our operations any acquired businesses, including our recent acquisition of Antelope Valley Bank, depends on our ability to

    - monitor operations,

    - control costs,

    - maintain positive customer relations,

    - maintain regulatory compliance, and

    - attract, assimilate and retain additional qualified personnel.

    If we fail to achieve any of those objectives in an efficient and timely manner, we may experience interruptions and dislocations in our business. Any of these problems could harm our existing operations, including our ability to retain the customers of the acquired businesses, operate any acquired business profitably or otherwise implement our growth strategy. In addition, those types of concerns may cause our federal or state banking regulators to require us to delay or forgo any proposed acquisition until those problems have been addressed to their satisfaction.

    Another risk associated with our growth strategy includes the possibility that there exists or could exist liabilities assumed in connection with an acquisition, including the presence of any liabilities unknown to Eldorado when it acquired the company, that may adversely affect our business.

    Our failure to manage our acquisition strategy effectively could have a negative effect on our business.

WE ARE DEPENDENT UPON THE CONTRIBUTIONS OF OUR KEY MANAGEMENT PERSONNEL

    Our future success depends, in large part, upon the continuing contributions of our key management personnel. Three of our executive officers have been with Eldorado for less than a year. The loss of services of one or more key employees could have a material adverse effect on us.

    Our future success is also dependent upon our continuing ability to attract and retain other highly qualified personnel. Competition for such employees among financial institutions in California is intense. Any inability to attract and retain additional key personnel could harm our business. We can provide no assurance that we will be able to retain any of our key officers and employees or attract and retain qualified personnel in the future.

    Mr. Keller, Eldorado's President and Chief Executive Officer, has an employment agreement which expires on September 30, 2000. The agreement will automatically extend for another year unless Mr. Keller or Eldorado gives notice at least one year prior to the expiration date of the agreement. In addition, Eldorado is the beneficiary of a key-man life insurance policy on Mr. Keller with a benefit of approximately $1.3 million. Certain members of our senior management also have employment or severance agreements with us. See "--Employment contracts, change in control provisions and employee severance compensation."

CONCENTRATION OF BUSINESS IN CALIFORNIA--A DOWNTURN IN THE CALIFORNIA ECONOMY OR A SIGNIFICANT NATURAL DISASTER IN CALIFORNIA MAY ADVERSELY AFFECT OUR BUSINESS

    CALIFORNIA ECONOMY. Substantially all of our business is located in California, with a particular concentration in Southern California. As a result, our financial condition and operating results are subject to changes in economic conditions in that region. In the early to mid-1990s, California experienced a significant and prolonged downturn in its economy, which adversely affected financial institutions, including Eldorado and its predecessors. Although the general economy in California has recovered from that prolonged recession, we remain subject to changes in economic conditions in that region. We can provide no assurance that conditions in the California economy will not deteriorate in the future and that such deterioration will not have a material adverse effect on us.

    Among other factors, the California economy may be adversely affected by prolonged weakness in one or more of the Asian economies to which California exports a substantial amount of products and services. For the nine months ended September 30, 1998, exports to foreign countries totaled $80.0 billion or approximately 10% of California's Gross State Product, reflecting a 6.1% decline from $85.2 million for the comparable period in 1997. California, with its greater dependence on Asian trade and investment, is more at risk from Asia's economic problems than the rest of the United States. For the first three quarters of 1998, exports to Asian countries totaled $41.3 billion and represented 51.6% of California's total exports, reflecting an 18.7% decrease from $50.8 billion for the same period in 1997. There can be no assurance that the State's economy will not be adversely affected by prolonged weakness in one or more of the Asian economies.

    CALIFORNIA CLIMATE AND GEOLOGY. A substantial portion of our assets consists of loans secured by real estate in California. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations. Historically, California has experienced, on occasion, significant natural disasters, including earthquakes, brush fires and, recently, certain significant weather abnormalities, including flooding and coastal errosion, attributable to the weather phenomena known as "El Nino" and "La Nina." The availability of insurance for losses from such catastrophes is limited. The occurrence of one or more of those circumstances could impair the value of the collateral for our real estate secured loans and have a material adverse effect on us.

CONCENTRATION IN SBA LENDING--CHANGES IN SBA REGULATIONS COULD REDUCE OUR SBA LOAN ORIGINATIONS AND REVENUES, WHICH ARE SIGNIFICANT

    We make a significant percentage of our loans and derive a significant percentage of our revenue under the loan programs of the U.S. Small Business Administration (the "SBA"). Our revenue from SBA loan programs constituted approximately 12.4% of our total interest and noninterest income for the year ended December 31, 1998.

    In recent years, Congress has considered proposals that would substantially reduce

    - the scope of various SBA programs,

    - the level of SBA funding, and

    - the attractiveness of the programs that the SBA may offer to both borrowers and lenders.

If Congress enacts any such type of proposal, our SBA loan originations and our revenues from originating and servicing such loans could be significantly reduced. See "Supervision and Regulation--Effect of Governmental Policies and Legislation--Reliance on SBA Programs."

RELIANCE ON POTENTIALLY VOLATILE TITLE AND ESCROW DEPOSITS TO FUND SHORT-TERM ASSETS

    We fund loans and leases primarily through the deposits of our customers and various lines of credit. Among these deposits are deposits provided by title or escrow companies. We consider such deposits to be volatile because the deposit amounts increase and decrease significantly throughout the course of any given period. Title and escrow deposits tend to increase significantly at the end of a month, when real estate closings tend to occur. Such deposits are also subject to seasonal fluctuations, tending to decrease during those seasons when the volume of residential real estate transactions is lower. Only a limited number of our customers control such deposits. As a result, the decision by any one depositor to withdraw its funds could have a significant immediate effect on our total deposits at any given time.

    As a consequence of their potential volatility, we utilize title and escrow deposits solely to fund short-term assets, including mostly residential mortgages held for sale, which are generally sold within 30 days after such mortgage loans are funded. We believe that we have adequate alternative sources of liquidity, such as borrowings from the Federal Home Loan Bank of San Francisco and other lines of credit, to offset any significant fluctuations in or the complete withdrawal of our title and escrow deposits. We can provide no assurance, however, that any alternative funding sources will be available at a reasonable cost if and when needed. If we cannot obtain any necessary replacement funding on reasonable terms, our business could be harmed. See Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

CHANGES IN INTEREST RATES MAY ADVERSELY AFFECT OUR BUSINESS

    CHANGES IN NET INTEREST INCOME. Our profitability is significantly dependent on our net interest income. Net interest income is the difference between our interest income on interest-earning assets, such as loans and leases, and our interest expense on interest-bearing liabilities, such as deposits. Therefore, any change in general market interest rates, whether as a result of changes in the monetary policies of the Federal Reserve or otherwise, can have a significant effect on our net interest income. Our assets and liabilities may react differently to changes in overall market rates or conditions because there may be mismatches between the repricing or maturity characteristics of our assets and liabilities. As a result, changes in interest rates can affect our net interest income in either a positive or a negative way.

    CHANGES IN THE YIELD CURVE. Changes in the difference between short and long-term interest rates (commonly known as the "yield curve") may also harm our business. For example, we use short-term deposits and borrowings to fund mortgage loans held by Eldorado during the mortgage warehouse period (the period between the origination of such mortgage loans and their sale into the secondary market). Such short-term deposits and borrowings yield short-term rates. The mortgage loans, however, generally yield long-term rates. If the difference between short-term and long-term interest rates shrinks or disappears, we would earn less interest income during the mortgage warehouse period.

    EFFECT OF CHANGING INTEREST RATES ON MORTGAGE ORIGINATION VOLUME. Changes in interest rates can also have other significant effects on our mortgage banking business. In periods of rising interest rates (as occurred during 1994), financial institutions such as Eldorado typically originate fewer mortgage loans. In that case, our mortgage banking income may decline. In periods of declining interest rates (as occurred during 1998), mortgage loan originations typically increase, particularly those due to refinancings of existing mortgages. Other effects of fluctuations in interest rates include the following:

    - changes in the revenue received by Eldorado from the sale of mortgage loans if there is a change in interest rates between the time the interest rate on the mortgage loan is set and the time we sell the loan, and

    - changes in the revenue received by Eldorado from the sale of mortgage servicing rights to third parties. For example, in periods of declining interest rates, sales of servicing rights related to higher interest rate loans may be less profitable because of the increased risk of prepayment than sales of servicing rights related to lower interest rate loans.

    HEDGING RISKS. We retain some risk from changing interest rates until we sell a mortgage loan, because our purchase and sale commitments are based on estimates of loan closings (which are sensitive to interest rate changes). In addition, because the instruments we use to lessen or hedge interest rate risk may not respond to changes in interest rates to the same degree as the mortgage loan pipeline being hedged, some interest rate risks remain even in a fully hedged portfolio. For example, during the fiscal quarter ended December 31, 1998, Eldorado incurred a loss of $1.1 million on hedging activities primarily because of an unexpected change in the correlation between the value of the mortgage loans in our pipeline and mortgage-backed securities used for hedging.

WE OPERATE IN A HIGHLY COMPETITIVE MARKET

    There is intense competition in California and elsewhere in the United States for banking customers. We experience competition for deposits from many sources, including credit unions, insurance companies and money market and other mutual funds, as well as other commercial banks and savings institutions. We compete for loans and leases primarily with other commercial banks, mortgage companies, commercial finance companies and savings institutions. In addition, our Automobile Lending Division competes with the financial services affiliates of the major automobile manufacturers. Recently, certain out-of-state financial institutions have entered the California market, which has also increased competition. Many of our competitors have greater financial strength, marketing capability and name recognition than we do, and operate on a statewide or nationwide basis. In addition, recent developments in technology and mass marketing have permitted larger companies to market loans more aggressively to our small business customers. Such advantages may give our competitors opportunities to realize greater efficiencies and economies of scale than we can. We can provide no assurance that we will be able to compete effectively against such competition.

    Federal legislation enacted in August 1998 eased membership limits on credit unions, which previously were permitted to serve only members that shared a single, common bond. We expect that such legislation will increase the ability of credit unions to compete with community banks, such as Eldorado Bank and Antelope Valley Bank, for both deposits and loans.

WE CANNOT BE CERTAIN THAT THE VALUE OF THE GOODWILL RECOGNIZED IN ACQUISITIONS WILL BE REALIZED

    As of December 31, 1998, we had total assets of approximately $1.4 billion, of which $67.4 million, or 4.8% of total assets and 56.4% of shareholders' equity, was goodwill. The goodwill was recognized in our three acquisitions that were accounted for using the purchase method of accounting. Our ratios of tangible common equity to assets, 3.0%, and tangible total equity to assets, 3.9%, at that date were substantially below the average ratios for commercial banks in our peer group.

    We can provide no assurance that the value of our goodwill will ever be realized. We monitor the effect that certain events and circumstances may have that would indicate that all or a portion of the carrying amount of goodwill may no longer be recoverable. In such circumstances, an additional charge to earnings would become necessary to reflect the fact that such goodwill is not recoverable. Although as of the date of this Annual Report, we did not consider the goodwill on our balance sheet to be impaired, we can provide no assurance that it will remain so. Any future determination requiring the write-off of a significant portion of unamortized goodwill could adversely affect Eldorado.

PRIOR LOSSES AT PREDECESSOR SUBSIDIARY BANKS

    Prior to June 30, 1997, we conducted our banking operations through four separate bank subsidiaries: Commerce Security Bank, Eldorado Bank, Liberty National Bank and San Dieguito National Bank. Within the relatively recent past, high levels of nonperforming assets, a reliance on high-cost brokered deposits and excessive overhead costs, among other factors, adversely affected Commerce Security, Liberty and San Dieguito. Adverse economic conditions in California, including declining real estate values during the early to mid-1990s, were partly to blame for such problems. Liberty incurred net losses of $1.3 million in 1994 and $1.5 million in 1993; San Dieguito incurred net losses of $1.1 million in 1995, $1.0 million in 1994 and $2.0 million in 1993; and Commerce Security, which we acquired on September 1, 1996, incurred net losses of $371,000 for the three months ended March 31, 1997 and $447,000 for the three months ended December 31, 1996.

    As a result of management's efforts, together with an improved California economy, we believe that substantial progress has been made toward improving our operating results. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations. We can provide no assurance, however, that the operating problems experienced by our prior subsidiaries will not adversely affect Eldorado in the future.

SUPERVISION AND REGULATION--OUR BANKS OPERATE IN A HIGHLY REGULATED ENVIRONMENT

    Eldorado and the Banks operate in a highly regulated environment and are subject to supervision and examination by various federal and state regulatory agencies. As a bank holding company, Eldorado is subject to regulation and supervision primarily by the Federal Reserve. Eldorado Bank and Antelope Valley Bank, as California-chartered commercial banks, are subject to supervision and regulation primarily by the California Department of Financial Institutions (the "DFI"). As a member of the Federal Reserve System, Eldorado Bank is also regulated by the Federal Reserve. Antelope Valley Bank is not a member of the Federal Reserve System and therefore is regulated at the federal level by the FDIC.

    Federal and California laws and regulations govern numerous matters, including

    - adequate capital and financial condition,

    - permissible types, amounts and terms of extensions of credit and investments,

    - permissible non-banking activities, and

    - restrictions on dividend payments.

    The federal and state regulators have extensive discretion and power to prevent or remedy unsafe or unsound practices or violations of law by banks and bank holding companies. Eldorado and the Banks also undergo periodic examinations by one or more regulatory agencies. Following such examinations, we may be required, among other things, to change our asset valuations or the amounts of required loss allowances or to restrict our operations. Such actions would result from the regulators' judgments based on information available to them at the time of their examination. The Banks' operations are also subject to a wide variety of state and federal consumer protection and similar statues and regulations. Such federal and state regulatory restrictions limit the manner in which Eldorado and the Banks may conduct business and obtain financing. Those laws and regulations can and do change significantly from time to time, and any such change could adversely affect Eldorado. See "Supervision and Regulation."

    Federal and state regulators have the power to impose substantial fines and other civil and criminal penalties under a variety of circumstances. In October 1998, we discovered, on our own initiative, that, during a two-year period beginning while Eldorado Bank was operated by prior management, one of its branches failed to file currency transaction reports under the Bank Secrecy Act with respect to one of its customers that routinely deposits large amounts of currency with Eldorado Bank. The Bank Secrecy Act authorizes criminal and civil penalties, including fines, for the failure to file currency transaction reports. We voluntarily reported such failure to the U.S. Department of Treasury promptly after we became aware of the matter. We believe the failure to file was inadvertent and therefore should not result in the imposition of any criminal penalty. As of the date of this Annual Report, we have not received any communication from the Department of Treasury regarding our report. We do not know at this point what action, if any, the Department of Treasury will take in this matter.

    As a consequence of the poor financial performance of Commerce Security, Liberty and San Dieguito during the early and mid-1990s and their resulting weakened financial condition, each was required to enter into a memorandum of understanding with their respective supervising regulators. Each of those memoranda was terminated before or at the same time as DCG acquired control of such bank. Neither Eldorado nor either of the Banks is subject to any memorandum of understanding or other extraordinary supervisory agreement with any regulatory authority. Eldorado did make certain commitments to the Federal Reserve in connection with the acquisition of Eldorado Bancorp, however. Among other things, those commitments provide that we will not redeem, retire or repurchase any of our preferred stock, incur any debt or pay any dividend on the common stock without the prior approval of the Federal Reserve. See "Supervision and Regulation."

NO PRESENT INTENTION TO PAY DIVIDENDS; RESTRICTIONS ON PAYMENT OF DIVIDENDS BY THE BANKS TO ELDORADO; PROHIBITION ON DIVIDENDS BY ELDORADO BANK TO ELDORADO WITHOUT PRIOR REGULATORY APPROVAL

    We have never paid cash dividends on our common stock and do not plan on paying such dividends in the foreseeable future. Our ability to declare a dividend on the common stock will depend upon, among other things, future earnings, operating and financial condition, capital requirements, general business conditions, and receipt of regulatory approvals, if then required.

    Eldorado is a legal entity separate and distinct from Eldorado Bank and Antelope Valley Bank. Substantially all of our revenue and cash flow, including funds available for the payments of dividends and other operating expenses, is dependent upon the payment of dividends to Eldorado from the Banks. Dividends payable by each of the Banks are restricted under California law to

    - the lesser of its retained earnings or its net income for the latest three fiscal years, less dividends previously declared during that period, or

    - with the approval of the DFI, the greater of its retained earnings, its net income for the last fiscal year or its net income for the current fiscal year.

    In connection with the June 1997 acquisition of Eldorado Bancorp, Eldorado Bank paid a dividend of $14.0 million, which exceeded its net income for the latest three fiscal years. As a result, Eldorado Bank currently may not pay a dividend without the prior approval of the DFI. The DFI may, in its discretion, approve the payment of a dividend as long as the amount does not exceed the greater of its retained earnings (approximately $9.0 million as of December 31, 1998), its net income for its last fiscal year

(approximately $9.3 million for the year ended December 31, 1998), and its net income for its current fiscal year. As of December 31, 1998, the maximum dividend that Antelope Valley Bank could pay without prior DFI approval was $1.5 million.

    In addition to California law, under Federal Reserve regulations, Eldorado Bank may not pay a dividend without prior Federal Reserve approval if

    - it would exceed its undivided profits as reported in its most recent Report of Condition and Income (approximately $9.0 million as of December 31, 1998), or

    - the total of all dividends declared in one year exceeds the total of its net income for that year plus the retained net income for the preceding two calendar years.

Under the second of those tests, Eldorado Bank is currently prohibited from paying a dividend without the prior approval of the Federal Reserve. We can provide no assurance that the DFI and the Federal Reserve will approve the payment of any dividend by Eldorado Bank to the Company, regardless of the amount of Eldorado Bank's earnings. See "Supervision and Regulation."

NO ASSURANCES AS TO ADEQUACY OF ALLOWANCE FOR LOAN AND LEASE LOSSES

    We believe that our allowance for loan and lease losses is maintained at a level adequate to absorb any inherent losses in our loan and lease portfolio. Management's estimates are used to determine the allowance that is considered adequate to absorb losses inherent in the existing loan and lease portfolio. Management's estimates are based on historical loan loss experience, specific problem loans and leases, current economic conditions that may affect the borrower's ability to pay, volume, growth and composition of the loan portfolio, value of the collateral and other relevant factors. These estimates are inherently subjective and their accuracy depends on the outcome of future events. Ultimate losses may differ from current estimates. Depending on changes in economic, operating and other conditions, including changes in interest rates, that are generally beyond our control, our actual loan and lease losses could increase significantly. As a result, such losses could exceed our current allowance estimates. We can provide no assurance that our allowance is sufficient to cover actual loan and lease losses should such losses be realized.

    In addition, the Federal Reserve and the DFI, as an integral part of their respective supervisory functions, periodically review our allowance for loan and lease losses. Such regulatory agencies may require us to increase our provision for loan and lease losses or to recognize further loan or lease charge-offs, based upon judgments different from those of management. Any increase in our allowance required by the Federal Reserve or the DFI could have a negative effect on Eldorado. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

YEAR 2000 PREPAREDNESS

    The Year 2000 issue is a computer programming concern that may adversely affect our information technology systems, such as our item and data processing applications, as well as so-called embedded technology, such as microprocessors that control various functions, such as our security systems and telecommunication equipment. The phrase "Year 2000 issue" refers to the concern that certain computer applications will not be able to distinguish dates in the twentieth and twenty-first centuries. We have developed a plan to identify and remedy the material Year 2000 issues that directly affect our systems. This plan also includes procedures to evaluate the preparedness of our key vendors and significant customers in addressing the Year 2000 issue. We believe that we have taken reasonable steps to address our internal Year 2000 concerns and to inquire about the actions that our vendors and customers have taken to identify and address the Year 2000 issue. We can provide no assurance, however, that the impact of the Year 2000 problem on Eldorado or on our vendors and customers will not adversely affect our business. In particular, it will be difficult for us to implement viable contingency plans for any adverse effect of the Year 2000 issue on local or national telecommunications systems or on our local electric utility. Furthermore, Year 2000 problems may turn out to exist in portions of important computer programs not now suspected, and we can provide no assurance that Eldorado will not be adversely affected by issues we have yet to identify. If we fail to adequately address the Year 2000 issue pertaining to our internal operations or those of our customers and vendors, that failure could adversely affect our business. See Item 7. Management's Discussion and Analysis of Operations and Financial Condition--Year 2000 Preparedness.

    In addition, bank regulatory agencies, as part of their supervisory function, are assessing and will continue to assess Year 2000 readiness. The failure of a financial institution, such as Eldorado, to take appropriate steps to address deficiencies in its Year 2000 project management process may result in one or more regulatory enforcement actions which could have a material adverse effect on such institution. These actions may include the imposition of fines, or result in the delay or denial of regulatory applications which would have a material adverse effect on our strategic plan to grow by acquisition. See "--Risks related to growth strategy--Failure to integrate acquisitions successfully could have a negative effect on our business."

CONTROL BY DIRECTORS, EXECUTIVE OFFICERS AND PRINCIPAL SHAREHOLDERS

    Our directors, executive officers and principal shareholders, together with their affiliates, beneficially own 50.4% of the shares of the voting common stock outstanding at December 31, 1998. As a result, if such shareholders take a common position, they could control the outcome of corporate actions requiring shareholder approval, including the election of directors and the approval of significant corporate transactions, such as a merger or sale of all or substantially all of our assets. We can provide no assurance that the investment objectives of such shareholders will be the same as our other shareholders.

WE HAVE EMPLOYMENT CONTRACTS WITH SOME EXECUTIVE OFFICERS THAT PROVIDE FOR SEVERANCE COMPENSATION IF THERE IS A CHANGE IN CONTROL AND FOR THE AWARD OF STOCK COMPENSATION UPON THE ISSUANCE OF COMMON STOCK

    We have entered into employment agreements with Mr. Keller and certain other of our executive officers and severance agreements with certain executive officers of Eldorado and the Banks. Those agreements provide for severance payments if their respective employment arrangements are terminated in connection with a change in control of Eldorado or the Banks. Those provisions may have the effect of increasing the cost of acquiring Eldorado, thereby discouraging future attempts to take over Eldorado or reducing the value available to shareholders in the event of a takeover. See "Executive Compensation."

    Until our Tier 1 Capital (for regulatory purposes) is greater than $125.0 million, we generally are obligated to grant stock compensation to Mr. Keller whenever we issue additional shares of stock, whether in connection with a public offering, a future acquisition or otherwise, except upon the exercise of stock options under our 1997 Stock Option Plan (the "Option Plan"). Mr. Keller's employment agreement provides that he is entitled to receive an award of restricted stock equal to approximately 3.1% of the shares of common stock or common stock equivalents issued by us. In addition, until our Tier 1 Capital is greater than $125.0 million, the number of shares of common stock available for issuance under the Option Plan will automatically increase by an amount equal to approximately 6.4% of the additional shares issued by us. Mr. Keller's employment agreement provides that he is entitled to receive an option to purchase shares of stock equal to one-half of the increase in the total number of shares of common stock issuable under the Option Plan. The compensation expense attributable to the grant of restricted stock to Mr. Keller is recorded as unearned compensation and is shown as a separate component of shareholders' equity. Unearned compensation is amortized to expense over a vesting period that expires in February 2001, when Mr. Keller is age 62. As of December 31, 1998 and pro forma for the effect of the Antelope acquisition, we had Tier 1 Capital of $79.2 million.

POSSIBLE FUTURE SALES OF SHARES COULD ADVERSELY AFFECT PREVAILING MARKET PRICES FOR OUR STOCK

    Sales of substantial amounts of common stock in the public market under Rule 144 or Rule 145 of the Securities Act of 1933, as amended (the "Securities Act"), or otherwise, or the perception that such sales could occur, may adversely affect prevailing market prices of the common stock. If the prevailing market prices are affected, those sales could impair our future ability to raise capital through an offering of our equity securities or to effect acquisitions using shares of common stock. As of the date of this Annual Report, approximately 2,131,000 shares of common stock, or 17.7% of the shares of common stock, are not subject to any resale restrictions under the Securities Act, and approximately 9,913,000 shares of common stock, or 82.4% of the shares of common stock, are available for resale under Rule 144 or Rule 145. Subject to certain contractual restrictions described elsewhere in this Annual Report (see "Shares Eligible for Future Sale"), all of those shares may be sold currently subject to applicable volume restrictions. In addition, we have entered into agreements with our principal shareholders and certain other holders of common stock that may entitle these holders to require that we register the resale of their common stock under certain circumstances.

LIMITED PRIOR MARKET FOR COMMON STOCK AND POSSIBLE VOLATILITY OF STOCK PRICE

    Trading in the common stock has been extremely limited. Eldorado common stock was not quoted on the Nasdaq National Market until February 1, 1999. Prior to that time, the common stock traded sporadically on the OTC Bulletin Board. There can be no assurance that an active public market for the common stock will develop at any time in the future or continue if such a market develops. If such a public market develops, the market price of the common stock may be subject to significant fluctuations in response to numerous factors, including variations in the annual or quarterly financial results of Eldorado or our competitors, changes by financial research analysts in their estimates of the earnings of Eldorado or our competitors or the failure of Eldorado or our competitors to meet such estimates, conditions in the economy in general or the banking industry in particular, or unfavorable publicity affecting Eldorado or the industry. In addition, the equity markets have, on occasion, experienced significant price and volume fluctuations that have affected the market prices for many companies' securities and have been unrelated to the operating performance of those companies. Any fluctuation may adversely affect the prevailing market price of the common stock.

REGULATION OF CHANGES IN CONTROL OF ELDORADO

    Any individual, acting alone or with others, who is seeking to acquire 10% or more of the outstanding common stock must comply with the Change in Bank Control Act, which requires prior notice to the Federal Reserve for any acquisition. Any entity that wants to acquire 5% or more of the outstanding common stock, or otherwise to control Eldorado, may need to obtain the prior approval of the Federal Reserve under the Bank Holding Company Act of 1956, as amended. As a result, prospective investors in common stock need to be aware of and to comply with those requirements, to the extent applicable.

ITEM 2.  PROPERTIES

    The Company's executive office is located in Laguna Hills, California, where it leases a site that is physically contiguous to one of Eldorado Bank's branches. Eldorado Bank is headquartered on a site owned by it in Tustin, California, and Antelope Valley Bank is headquartered on a site owned by it in Lancaster, California.

    In addition to the Banks' headquarters and the Laguna Hills location, the Company owns 10 of its branch offices, one of which is subject to a ground lease, and leases the remaining 12 offices. The Company also leases several locations for various administrative offices associated with the Mortgage Banking Division and the Equipment Leasing Division. The Company's aggregate rental expense under such leases was $2.6 million for the year ended December 31, 1998. For additional information regarding the

Company's lease obligations, see Note 17 to the Consolidated Financial Statements. At December 31, 1998, the net book value of the property and leasehold improvements of the offices of the Company amounted to $12.4 million. The Company's properties that are not leased are owned free and clear of any mortgages. The Company believes that all of its properties are appropriately maintained and are suitable for their respective present needs and operations.

ITEM 3.  LEGAL PROCEEDINGS

    As of the date of this Annual Report, no litigation is pending against the Company itself. Eldorado Bank is the defendant in an action filed in 1994 by a former officer of CSB's Stockton, California loan production office, alleging wrongful termination, breach of contract, defamation and various other causes of action. A central element of the employee's claim is that CSB terminated him in retaliation for his reporting of alleged violations of consumer lending laws committed by another employee of CSB's Stockton office. The Company's position is that the former employee's claims are without merit and that CSB terminated him because it reasonably believed he had acted insubordinately by retaliating against a subordinate who had complained of the former employee's conduct. In October 1997, a jury awarded the former employee $3.8 million in damages, including $2.0 million in punitive damages. The trial court subsequently reduced the award to $2.0 million, including $500,000 in punitive damages, and Eldorado Bank recorded a purchase accounting adjustment for the CSB acquisition in an amount equal to the reduced judgment. Both the Company and its former employee have filed appeals, with the former employee seeking to have the total amount of the jury's punitive damage award reinstated. Interest accrues on the judgment at the statutory rate of 10% and as of December 31, 1998 the judgment, including interest, was equal to $2.6 million. There can be no assurance, however, that the Company will not incur additional expense in connection with such matter or that an adverse outcome in the appeal will not have a material adverse effect on the Company's results of operations.

    The Company is from time to time subject to various legal actions (in addition to those described above) that are considered to be part of its normal course of business. Management, after consultation with legal counsel, does not believe that the ultimate liability, if any, arising from those other actions will have a material adverse effect on the financial position or results of operations of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    By written consent of the holders of a majority of shares of the Company's voting common stock, the Agreement and Plan of Merger dated September 16, 1998, and re-executed on September 22, 1998, concerning the acquisition of Antelope Valley Bank was approved and adopted. Effective October 24, 1998, 6,062,747 votes were cast in favor of the approval and adoption of the Agreement and the transactions contemplated thereby.

ITEM 4A.  EXECUTIVE OFFICERS

    The following table sets forth the executive officers of the Company and Eldorado Bank.

NAME                                     AGE                                  POSITION
------------------------------------  ---------  ------------------------------------------------------------------
Robert P. Keller....................         60  President, Chief Executive Officer and Director
John L. Gordon......................         48  Executive Vice President, Treasurer and Chief Financial Officer
Catherine C. Clampitt...............         37  Executive Vice President--SBA Lending
Gary A. Green.......................         40  Executive Vice President--Commercial Lending
Richard Korsgaard...................         57  Executive Vice President--Construction Loan Division and CRA
                                                   Officer
Henry T. McCaffrey..................         46  Executive Vice President and Chief Credit Officer
William D. Rast.....................         51  Executive Vice President--Mortgage Banking Division
Paul F. Rodeno......................         43  Executive Vice President--Operations
Ronald L. Wagner....................         52  Executive Vice President--Equipment Leasing Division
Curt A. Christianssen...............         38  Senior Vice President

    ROBERT P. KELLER has served as President and Chief Executive Officer of the Company and its predecessor since September 1995. Mr. Keller also has served as Chairman, President and Chief Executive Officer of Eldorado Bank since June 1997, when Commerce Security Bank, Liberty National Bank, San Dieguito National Bank and Eldorado Bank were consolidated via mergers into Eldorado Bank, and Mr. Keller served in those same capacities at each of those institutions during the period between their acquisition by the Company and their consolidation into Eldorado Bank. Mr. Keller has served as Chairman, President and Chief Executive Officer of Antelope Valley Bank since its acquisition by the Company on January 22, 1999. From 1994 to 1995, Mr. Keller was President and Chief Executive Officer of Independent Bancorp of Arizona, Inc., a Nasdaq-listed bank holding company with assets of $1.8 billion, which was acquired by Norwest Corporation in February 1995. From October 1991 to June 1994, Mr. Keller served as President and Chief Executive Officer of New Dartmouth Bank, a privately-owned financial institution with assets of $1.7 billion, located in Manchester, New Hampshire, which was acquired by Shawmut National Corporation in 1994. From 1989 to 1991, he served as Chief Operating Officer of Dartmouth Bancorp, Inc., also located in Manchester, New Hampshire. During 1988 and 1989, Mr. Keller served as Executive Vice President and Chief Operating Officer of American Federal Bank in Dallas, Texas, which was created through the merger of 12 independent thrifts under the Southwest Plan. Prior to 1988, he served for 13 years as an officer of Indian Head Banks Inc. of New Hampshire (acquired by the Fleet/Norstar Group Inc. in
1988), most recently as Executive Vice President and Chief Financial/ Administrative Officer. Mr. Keller also serves on the boards of directors of Haverford Industries, LLC, Pennichuck Corporation and White Mountains Holdings, Inc. Mr. Keller serves as the President, Chief Executive Officer and a director of Dartmouth Capital Group, Inc. ("DCG General Partner"), the sole general partner of DCG.

    JOHN L. GORDON has served, since August 3, 1998, as Executive Vice President, Chief Financial Officer and Treasurer of Eldorado Bank and Senior Vice President, Chief Financial Officer and Treasurer of the Company. Mr. Gordon has served as Chief Financial Officer and Treasurer of Antelope Valley Bank since its acquisition by the Company on January 22, 1999. From 1993 to 1998, Mr. Gordon served as Senior Vice President and Director of Finance and Accounting for Citizens Business Bank, a $1.4 billion financial institution, and its holding company, CVB Financial Corporation of Ontario, California. From 1985 to 1993, he served as Senior Vice President and Chief Financial Officer of Mid City Bank, N.A. Mr. Gordon has also served as the Treasurer of the DCG General Partner since August 3, 1998.

    CATHERINE C. CLAMPITT is the Executive Vice President of Eldorado Bank responsible for its SBA lending programs. Ms. Clampitt has been responsible for the Company's SBA lending since March 1997, when the Company's predecessor acquired Liberty National Bank ("Liberty"). For four years prior to that acquisition, Ms. Clampitt was responsible for Liberty's SBA lending programs. Ms. Clampitt is a member of Board of Directors of the National Association of Government Guaranteed Lenders, Inc., an SBA lending trade association.

    GARY A. GREEN is Eldorado Bank's Executive Vice President responsible for its non-SBA commercial lending fucntion. Mr. Green joined Eldorado Bank in 1989 as a commercial loan officer. From 1994 to 1997, Mr. Green served as a Regional Vice President, and in 1998, was named head of Eldorado Bank's non-SBA commercial lending function.

    RICHARD KORSGAARD is Eldorado Bank's Executive Vice President responsible for its Construction Loan Division. Mr. Korsgaard also serves as Eldorado Bank's CRA Officer. Mr. Korsgaard served as Executive Vice President/Construction Lending Division and Director of Eldorado Bank and as a director of Eldorado Bancorp from October 1995 until June 1997 when Eldorado was acquired by the Company. From June 1982 to October 1995, Mr. Korsgaard served as President, Chief Executive Officer and Director of Mariners Bank, a $75 million community bank headquartered in San Clemente, California. Mariners Bank was acquired by Eldorado Bancorp in October 1995.

    HENRY T. MCCAFFREY has served as Executive Vice President and Chief Credit Officer of Eldorado Bank since October 1998. From 1982 to 1998, Mr. McCaffrey served as Senior Vice President of Union Bank of California. There he acted as manager of the centralized underwriting group for Union Bank's Commercial Banking Units in Los Angeles, Orange County and San Diego.

    WILLIAM D. RAST is the Bank's Executive Vice President responsible for its Mortgage Division. Mr. Rast was hired by Eldorado Bank in February 1998. From February 1996 to February 1998, Mr. Rast served as the Chief Executive Officer of Case Compactors, a small waste management company and was also the Managing Director of Hamilton Pacific, a firm that specializes in relocating businesses to China. From May 1992 to May 1996, Mr. Rast served as President and Chief Operating Officer of Hamilton Financial Services Corp., a financial services company primarily focused in mortgage banking. Prior to 1992, Mr. Rast was employed for 10 years by First California Mortgage, a 33 office mortgage company closing $2.5 billion in loans annually, with his last position being Senior Vice President responsible for retail and wholesale production.

    PAUL F. RODENO is Eldorado Bank's Executive Vice President in charge of its retail branch system, retail product departments and Eldorado Bank's marketing programs. From October 1995 to June 1997, when San Dieguito National Bank was merged into Eldorado Bank, Mr. Rodeno served as its Executive Vice President and Chief Operating Officer. Mr. Rodeno served as Executive Vice President/Loan Administration of San Dieguito National Bank from July 1986 until September 1995, when San Dieguito was acquired by the Company's predecessor. Prior to joining San Dieguito, Mr. Rodeno was a commercial loan officer for First Interstate Bank.

    RONALD L. WAGNER has served as the Executive Vice President of Eldorado Bank's Leasing Division since January 1999. From November 1995 to January 1999, Mr. Wagner served as a Senior Vice President of Imperial Business Credit, Inc., where he was responsible for sales and marketing leases to small to medium size businesses until March 1998. Thereafter, he assumed responsibility for four of the company's loan production offices. From April 1985 to November 1997, Mr. Wagner was President of Business Credit Services Group, Inc., an independent lessor specializing in the lower middle market on a lessee direct basis.

    CURT A. CHRISTIANSSEN has served as an executive officer of the Company since March 1996. Mr. Christianssen is currently responsible for the Company's Corporate Development function, which includes evaluating and helping to plan acquisitions and other strategic transactions. From March 1996 to July 1998, Mr. Christiansen served as Treasurer and Chief Financial Officer of the Company and Eldorado Bank. He served as Chief Financial Officer of Liberty from October 1993 until its acquisition in March 1996 by the Company's predecessor. From October 1991 to April 1993, Mr. Christianssen served as an Executive Vice President and Chief Financial/Administrative Officer of Olympic National Bank. Previously, Mr. Christianssen was with the Resolution Trust Company as a Vice President responsible for general accounting and data processing for Gibraltar Savings and Loan Association, a $15 billion institution, and as the Chief Financial Officer for the receiver for Unity Savings and Loan Association.

PART II

ITEM 5.  MARKET FOR ISSUER'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

MARKET FOR ISSUER'S COMMON STOCK

    Trading in the common stock has been extremely limited and cannot be characterized as amounting to an established public trading market. Eldorado has been quoted on the Nasdaq National Market since February 1, 1999 under the symbol "ELBI." Since that time, the high and low sales prices for the common stock were $10 and $12 per share, respectively. On March 30, 1999, the last reported sale price of the common stock was $10.75. Prior to its quotation on the Nasdaq National Market, the common stock was registered with the National Association of Securities Dealers ("NASD") and was traded only over-the-counter (NASD/CBNK). See "Risk Factors--Limited prior market for common stock and possible volatility of stock price." As of March 30, 1999, Eldorado had approximately 1,050 shareholders of record.

    Eldorado has not declared or paid a cash dividend on the common stock and does not currently plan to declare or pay a cash dividend on the common stock in the foreseeable future. Dividends may be paid only out of legally available funds as permitted by statute, subject to the discretion of Eldorado's Board of Directors. See "Risk Factors--No present intention to pay dividends; Restrictions on payment of dividends by the Banks to Eldorado; Prohibition on dividends by Eldorado Bank to Eldorado without prior regulatory approval" and "Supervision and Regulation--Regulatory Restrictions on Distribution to Shareholders."

    Eldorado is a legal entity separate and distinct from the Banks. Substantially all of Eldorado's revenues and cash flow, including funds available for the payments of dividends and other operating expenses, will be paid by dividends to Eldorado from the Banks. There are statutory and regulatory limitations on the amount of dividends that may be paid to Eldorado by the Banks. See "Risk Factors--No present intention to pay dividends; Restrictions on payment of dividends by the Banks to Eldorado; Prohibition on dividends by Eldorado Bank to Eldorado without prior regulatory approval" and "Supervision and Regulation--Regulatory Restrictions on Distribution to Shareholders" for a discussion of the regulatory restrictions on the payment of dividends by the Banks to Eldorado.

HOLDERS OF COMMON STOCK

    As of March 30, 1999, there were approximately 1,051 holders of record of Common Stock.

ITEM 6. SELECTED FINANCIAL DATA

    The following selected financial data should be read in conjunction with the Consolidated Financial Statements of the Company and the Notes thereto, appearing elsewhere in this Annual Report, and the information set forth under
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations. As described elsewhere in this Annual Report, due to the three acquisitions that the Company completed between September 1995 and June 30, 1997, which were accounted for using the purchase method of accounting, the Company's historical operating results prior to June 30, 1997 are of limited relevance in evaluating the Company's historical financial performance and predicting the Company's future operating results. The selected historical financial data as of and for the five years ended December 31, 1998 are derived from the Company's Consolidated Financial Statements which have been audited by independent public accountants and does not give affect to the acquisition of Antelope Valley Bank which occurred on January 22, 1997.

                                                                  AS OF AND FOR THE YEARS ENDED DECEMBER 31,
                                                             -----------------------------------------------------
                                                               1998       1997       1996       1995       1994
                                                             ---------  ---------  ---------  ---------  ---------
                                                               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
SUMMARY OF CONSOLIDATED FINANCIAL OPERATIONS
Net interest income before provision for possible loan and
  lease loss...............................................  $  43,374  $  32,881  $  11,708  $   2,817  $   2,861
Provision for possible loan and lease loss.................      4,272      1,495        515        295        583
                                                             ---------  ---------  ---------  ---------  ---------
Net interest income after provision for possible loan and
  lease
  loss.....................................................     39,102     31,386     11,193      2,522      2,278
Noninterest income.........................................     21,555     14,904      4,899        696        666
Noninterest expenses
  Amortization of goodwill and intangibles.................      3,550      2,514        268         --         --
  Carrying costs and losses on OREO........................        190        382        288        531        222
  Provision for recourse obligations.......................         --      2,021         --         --         --
  Other noninterest expense................................     47,537     34,771     14,714      3,760      3,711
                                                             ---------  ---------  ---------  ---------  ---------
    Total noninterest expense..............................     51,277     39,688     15,270      4,291      3,933
                                                             ---------  ---------  ---------  ---------  ---------
Income (loss) before income taxes and extraordinary item...      9,380      6,602        822     (1,073)      (989)
Income tax benefit (provision).............................     (5,428)    (3,612)     1,503        443         --
                                                             ---------  ---------  ---------  ---------  ---------
Income (loss) before extraordinary item....................      3,952      2,990      2,325       (630)      (989)
Extraordinary item(1)......................................                    --         --        625         --
                                                             ---------  ---------  ---------  ---------  ---------
Net income (loss)..........................................      3,952      2,990      2,325         (5)      (989)
Preferred dividends........................................      1,282        731         --         --         --
                                                             ---------  ---------  ---------  ---------  ---------
Net income (loss) available to common......................  $   2,670  $   2,259  $   2,325  $      (5) $    (989)
                                                             ---------  ---------  ---------  ---------  ---------
                                                             ---------  ---------  ---------  ---------  ---------

PER SHARE DATA(2):
Weighted average shares outstanding
  Basic....................................................  9,173,699  7,406,062  2,650,386    134,099     26,864
  Diluted..................................................  9,652,155  8,634,651  2,650,386    134,099     26,864
Basic:
Income (loss) before extraordinary item....................  $    0.29  $    0.31  $    0.88  $   (4.70) $  (36.82)
Extraordinary item.........................................         --         --         --       4.66         --
                                                             ---------  ---------  ---------  ---------  ---------
Net income (loss) per share................................  $    0.29  $    0.31  $    0.88  $   (0.04) $  (36.82)
Net income (loss) per share, excluding goodwill
  amortization(3)..........................................  $    0.68  $    0.64  $    0.98  $   (0.04) $  (36.82)
Diluted:
Income (loss) before extraordinary item....................  $    0.28  $    0.26  $    0.88  $   (4.70) $  (36.82)
Extraordinary item.........................................         --         --         --       4.66         --
                                                             ---------  ---------  ---------  ---------  ---------
Net income (loss) per share................................  $    0.28  $    0.26  $    0.88  $   (0.04) $  (36.82)
Net income (loss) per share, excluding goodwill
  amortization(3)..........................................  $    0.64  $    0.55  $    0.98  $   (0.04) $  (36.82)

                                                                  AS OF AND FOR THE YEARS ENDED DECEMBER 31,
                                                             -----------------------------------------------------
                                                               1998       1997       1996       1995       1994
                                                             ---------  ---------  ---------  ---------  ---------
CONSOLIDATED FINANCIAL POSITION
Total assets...............................................  $1,185,850 $ 902,355  $ 437,060  $  55,905  $  57,686
Loans and leases, net......................................    754,285    605,883    320,958     38,338     45,492
Goodwill and other intangibles.............................     63,727     66,769     10,736         --         --
Deposits...................................................  1,033,738    765,203    383,031     51,431     55,876
Long-term debt.............................................     27,657     27,657        537        537      1,894
Common shareholders' equity................................     86,481     83,077     40,772      3,541       (948)
Shareholders' equity (deficit).............................     98,140     94,736     40,772      3,541       (948)
Average assets.............................................  1,006,473    706,327    241,866     56,995     61,312
Average earning assets.....................................    830,985    571,091    198,720     50,329     53,873
Average common equity......................................     85,378     65,539     20,698        (81)      (572)

PER SHARE DATA(2):
Common shares outstanding..................................  9,173,699  9,173,699  4,848,715    447,734     26,864
Diluted common shares outstanding..........................  9,652,155  9,652,238  4,848,715    447,734     26,864
Book value per share.......................................  $    9.43  $    9.06  $    8.41  $    7.91  $  (35.39)
Diluted book value per share...............................       8.96       8.61       8.41       7.91     (35.39)
Tangible book value per share..............................       2.48       1.78       6.19       7.91     (35.39)
Diluted tangible book value per share......................       2.36       1.69       6.19       7.91     (35.39)

SELECTED PERFORMANCE RATIOS
Return on average assets...................................       0.39%      0.42%      0.96%     (0.01)%     (1.61)%
Return on average assets, excluding goodwill
  amortization(3)..........................................       0.75       0.78       1.07      (0.01)     (1.61)
Return on average common equity............................       3.13       3.45      11.23         nm(4)        nm(4)
Return on average common equity, excluding goodwill
  amortization(3)..........................................       7.29       7.28      12.53         nm(4)        nm(4)
Net yield on interest earning assets.......................       5.22       5.76       5.89       5.60       5.31
Net interest income to average assets......................       4.31       4.66       4.84       4.94       4.67
Efficiency ratio(4)........................................      73.21      72.77      88.60     107.03     105.22

SELECTED ASSET QUALITY RATIOS(5)
Nonperforming assets to total portfolio loans and leases
  and OREO.................................................       2.18%      3.95%      4.73%      7.50%      7.93%
Nonperforming assets to total assets.......................       0.95       2.30       2.89       5.42       6.55
Allowance for loan and lease losses to portfolio loans and
  leases...................................................       1.41       1.80       1.96       1.64       1.77
Allowance for loan and lease losses to nonperforming loans
  and leases...............................................      75.01      52.18      57.31      39.44      32.95
Net charge-offs to average portfolio loans and leases......       1.24       0.29       0.26       1.13       1.25

SELECTED CAPITAL RATIOS
Tier 1 Leverage Ratio......................................       5.96%      6.59%      6.98%      6.25%        nm%(5)
Tier 1 Risk-Weighted Ratio.................................       8.22       8.85       9.22       8.67         nm(5)
Total Risk-Weighted Ratio..................................       9.19      10.18      10.64      11.24         nm(5)
Average common equity to average assets....................       8.48       9.28       8.56         nm(5)        nm(5)

------------------------------

(1) Forgiveness of indebtedness net of $443,000 income tax benefit.

(2) Share and per share amounts have been retroactively restated to reflect (i) a one-for-two reverse split of Eldorado common stock effective September 4, 1998 and (ii) changes in the presentation of earnings per share.

(3) Excludes the amortization of goodwill and other intangibles. Although such presentation is not defined by GAAP, management believes it to be beneficial to gaining an understanding of Eldorado's financial performance in comparison to its peer group.

(4) As used in this Annual Report, the term efficiency ratio means noninterest expense -- excluding amortization of goodwill and other intangibles, losses and carrying costs of OREO and provision for recourse obligations -- as a percentage of total revenue less interest expense. Our definition of efficiency ratio may not be comparable to that used by other banking companies.

(5) Selected Asset Quality Ratios and Selected Capital Ratios are period end ratios, except for net charge-offs to average portfolio loans and leases, average common equity to average assets and the Tier 1 Leverage Ratio. The average ratios are based on daily average balances for the indicated periods. The Tier 1 Leverage Ratio is based on the average daily balances for the three-month period ended as of the indicated date. Portfolio loans and leases are exclusive of residential mortgage loans held for sale. For information relating to Eldorado's regulatory capital requirements, see Item
    1.  Business--Supervision and Regulation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    Prior to September 1995, the predecessor to the Company, SDN Bancorp, Inc., owned a single bank, San Dieguito National Bank ("San Dieguito"), with approximately $56.0 million in assets, that was categorized as "critically undercapitalized" by federal regulators. In September 1995, the Company was recapitalized by DCG, a limited partnership controlled by Mr. Keller and a majority of the other directors of the Company. Between September 1995 and June 30, 1998, the Company acquired three banks--Liberty National Bank ("Liberty"), Commerce Security Bank ("CSB") and Eldorado Bank--increasing the Company's tangible assets by $779.0 million. The Company completed its largest acquisition--Eldorado Bancorp and its subsidiary bank, Eldorado Bank--in June 1997, which increased the Company's by approximately $404.0 million. The Liberty acquisition was completed on March 31, 1996, and the CSB acquisition was completed as of September 1, 1996. See Item 1. Business--Prior Acquisitions. Each of those acquisitions was accounted for using the purchase method of accounting for business combinations, and therefore the operating results of those banks are reflected in the Company's financial statements only from the date of acquisition. Consequently, the period-to period comparisons in this section are significantly affected by the timing of those acquisitions. For historical financial information concerning the Company, see the Company's Consolidated Financial Statements and the Consolidated Financial Statements and the notes thereto.

    Within the recent past, CSB, Liberty and San Dieguito were adversely affected by a variety of factors, including high levels of nonperforming assets, reliance on high-cost brokered deposits and excessive overhead costs. The high level of nonperforming assets and related overhead costs was partly attributable to adverse economic conditions, including declining real estate values, that California experienced during the early to mid-1990s. See Item
1.  Business--Prior Acquisitions.

    Effective June 30, 1997, the Company merged San Dieguito, Liberty, CSB and Eldorado Bank into a single bank, which is known as Eldorado Bank. The Company owns 100% of Eldorado Bank. On January 22, 1999, the Company completed the acquisition of Antelope Valley Bank. In connection with the acquisition, the Company issued to the shareholders of Antelope Valley Bank approximately 2.8 million shares of common stock. The acquisition was treated for accounting purposes as a pooling of interests. As the acquisition was completed after December 31, 1998, the financial information contained within this report does not reflect the acquisition of Antelope Valley Bank (with the exception of Item
1.  Business).

    Contained within this report are various measures of financial performance that have been calculated excluding the amortization of goodwill and intangibles. These measures are identified as "excluding goodwill amortization" and have been provided to assist the reader in evaluating the core performance of the Company. This presentation is not defined by Generally Accepted Accounting Principles ("GAAP"), but management believes it to be beneficial to gaining an understanding of the Company's financial performance in comparison to its peer group.

    Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not specifically limited to, changes in the regulatory climate, shifts in the interest rate environment, changes in economic conditions of various markets the Company serves, as well as the other risks detailed in this section. See Item 1. Business--Risk Factors.

FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

    The Company generated net income of $4.0 million for the year ended December 31, 1998. This represents an increase of $962,000, or 32.17%, compared to net income of $3.0 million for the year ended

December 31, 1997. The increase in net income was the result of an increase in net interest income and non-interest income of $10.5 million and $6.7 million, respectively. The increase in revenue was partially offset by increases in the provision for credit losses, non-interest expenses and income taxes of $2.8 million, $11.6 million and $1.8 million, respectively. Basic net income per share was $0.29 for the year ended December 31, 1998, compared to $0.31 per share for the year ended December 31, 1997. Diluted net income per share was $0.28 for the year ended December 31, 1998, compared to $0.26 per share for the year ended December 31, 1997. Excluding the amortization of goodwill and intangibles, basic and diluted earnings per share for the year ended December 31, 1998 were $0.68 and $0.64 respectively, as compared to $0.64 and $0.55 for the year ended December 31, 1997. The Company's return on average assets was 0.39%, and its return on average equity was 3.13% for the year ended December 31, 1998, compared to a return on average assets of 0.42% and a return on average equity of 3.45% for the year ended December 31, 1997. Excluding the amortization of goodwill and other intangibles, the return on average assets was 0.75% and the return on average common equity was 7.29% for the year ended December 31, 1998, as compared to 0.78% and 7.28%, respectively, for the year ended December 31, 1997.

    The Company reported net income of $3.0 million for the year ended December 31, 1997. This represented an increase of $665,000, or 28.60%, compared to net income of $2.3 million for the year ended December 31, 1996. The increase in net income was due to an increase in net interest income and noninterest income of $21.2 million and $10.0 million, respectively. The increase in revenue was partially offset by increased provision for loan and lease losses, noninterest expense and income taxes of $980,000, $24.4 million and $5.1 million, respectively. Basic net income per share for 1997 was $0.31 per share compared to $0.88 for 1996. Diluted net income per share for 1997 was $0.26 compared to $0.88 in 1996. Excluding the amortization of goodwill and other intangibles, basic and diluted earnings per share for the year ended December 31, 1997 were $0.64 and $0.55, respectively, as compared to $0.98 and $0.98 for the year ended December 31, 1996. The Company's return on average assets was 0.42% and its return on average common equity was 3.45% for the year ended December 31, 1997. For the year ended December 31, 1996, the Company's return on average assets was 0.96% and its return on average common equity was 11.23%. Excluding the amortization of goodwill and other intangibles, return on average assets was
 .78% and return on average common equity was 7.28% for the year ended December 31, 1997, as compared to 1.07% and 12.53%, respectively, for the year ended December 31, 1996.

RESULTS OF OPERATIONS

NET INTEREST INCOME AND NET INTEREST MARGIN

    Net interest income, the difference between the interest generated from interest-earning assets and the interest paid for interest-bearing liabilities, continues to be the Company's primary source of revenue. The Company's net interest income totaled $43.4 million for 1998. This represented an increase of $10.5 million, 31.91%, over net interest income of $32.9 million for 1997. The increase was due to an increase of $21.0 million in interest income partially offset by an increase of $10.5 million in interest expense. The increases in interest income and interest expense were primarily due to the increases in earning assets and interest bearing liabilities that resulted from the acquisition in June 1997 of Eldorado Bancorp and its sole banking subsidiary, Eldorado Bank (the "Eldorado Acquisition").

    The net interest margin is net interest income expressed as a percent of average earning assets. The increase in net interest income that resulted from a greater volume of earning assets for 1998 was partially offset by a decrease in the net interest margin. The net interest margin decreased to 5.22% for 1998, compared to 5.76% for 1997. The decrease in the net interest margin for 1998 was the result of a lower yield on average earning assets and a higher cost of average interest bearing liabilities. The yield on average earning assets declined to 8.96% for 1998, compared to 9.37% for 1997. The decrease was due to reductions in the prime lending rate in the fourth quarter of 1998 and increased price competition for loans throughout the year. The cost of average interest bearing liabilities increased to 4.74% for 1998, compared to 4.64% for 1997. The increase in the cost of average interest bearing liabilities primarily reflects greater price competition for deposits.

    The Company's net interest income totaled $32.9 million for 1997. This represented an increase of $21.2 million, or 180.84%, over net interest income of $11.7 million for 1996. The increase for 1997 was the result of a $34.1 million increase in total interest income, partially offset by a $13.0 million increase in the cost of average interest bearing liabilities. Total interest income and interest expense increased primarily due to an increase in interest earning assets and interest bearing liabilities resulting from the Eldorado Acquisition. The net interest margin decreased to 5.76% for 1997, compared to 5.89% for 1996. The decrease in the net interest margin was primarily the result of a decrease in the yield on earning assets to 9.37% for 1997, from a yield of 9.74% for 1996.

    Loan fee income totaled $4.3 million for 1998. The represented an increase of $1.4 million, or 48.28%, over loan fee income of $2.9 million for 1997. Loan fee income increased $1.7, or 141.67%, for 1997, from a total of $1.2 million for 1996. The increases for both 1998 and 1997 were primarily attributable to the fees earned on the sale of SBA loans into the secondary market. See Item
1.  Business--Products and Services--Community Banking Division.

    The following table presents, for the periods indicated, the distribution of average assets, liabilities and shareholders' equity, as well as the total dollar amounts of interest income from average interest-bearing assets and the resultant yields, and the dollar amounts of interest expense and resultant cost expressed in both dollars and rates. Nonaccrual loans are included in the calculation of average loans while nonaccrued interest thereon is excluded from the computation of rates earned.

                                                                      YEAR ENDED
                           ------------------------------------------------------------------------------------------------
                                    DECEMBER 31, 1998                    DECEMBER 31, 1997             DECEMBER 31, 1996
                           -----------------------------------  -----------------------------------  ----------------------
                                       INTEREST      AVERAGE                INTEREST      AVERAGE                INTEREST
                            AVERAGE    INCOME OR    YIELD OR     AVERAGE    INCOME OR    YIELD OR     AVERAGE    INCOME OR
                            BALANCE     EXPENSE       COST       BALANCE     EXPENSE       COST       BALANCE     EXPENSE
                           ---------  -----------  -----------  ---------  -----------  -----------  ---------  -----------
                                                                (DOLLARS IN THOUSANDS)
ASSETS
Interest-earning assets:
Loans and leases(1)......  $ 682,894   $  65,984         9.66%  $ 464,788   $  47,230        10.16%  $ 146,743   $  16,383
Investment
  securities(2)..........     96,543       5,881         6.09      82,450       4,979         6.04      32,886       1,968
Federal funds sold.......     51,548       2,622         5.09      23,853       1,286         5.39      17,837         934
Other earning assets.....         --          --           --          --          --           --       1,254          67
                           ---------  -----------               ---------  -----------               ---------  -----------
    Total
      interest-earning
      assets.............    830,985      74,487         8.96     571,091      53,495         9.37     198,720      19,352
Non-earning assets:
Cash and demand deposits
  with banks.............     73,568                               64,934                               14,611
Other assets.............    101,920                               70,302                               28,535
                           ---------                            ---------                            ---------
    Total assets.........  1,006,473                              706,327                              241,866
                           ---------                            ---------                            ---------
                           ---------                            ---------                            ---------

LIABILITIES AND
  SHAREHOLDERS' EQUITY
Interest-bearing
  liabilities:
Deposits
  Interest-bearing
    demand...............    100,309       1,660         1.65      68,824       1,325         1.93      24,464         686
  Money market...........     94,029       3,504         3.73      68,943       2,336         3.39      18,135         493
  Savings................    181,110      10,794         5.96     106,956       5,117         4.78      28,917       1,150
  Time...................    239,445      11,039         4.61     170,809       9,365         5.48      91,987       5,241
                           ---------  -----------               ---------  -----------               ---------  -----------
    Total
      interest-bearing
      deposits...........    614,893      26,997         4.39     415,532      18,143         4.37     163,503       7,570
Short-term borrowing.....     13,808         806         5.84      12,478         563         4.51         418          13
Long-term debt...........     27,657       3,310        11.97      15,982       1,908        11.94         537          61
                           ---------  -----------               ---------  -----------               ---------  -----------
    Total
      interest-bearing
      liabilities........    656,358      31,113         4.74     443,992      20,614         4.64     164,458       7,644
Noninterest-bearing
  liabilities:
  Demand deposits........    236,784                              181,481                               52,273
  Other liabilities......     16,294                                8,735                                4,437
                           ---------                            ---------                            ---------
    Total liabilities....    909,436                              634,208                              221,168
Shareholders' equity.....     97,037                               72,119                               20,698
                           ---------                            ---------                            ---------
Total liabilities and
  shareholders' equity...  $1,006,473                           $ 706,327                            $ 241,866
                           ---------  -----------               ---------  -----------               ---------  -----------
                           ---------                            ---------                            ---------
Net interest income......              $  43,374                            $  32,881                            $  11,708
                                      -----------                          -----------                          -----------
                                      -----------                          -----------                          -----------
Net yield on interest-
  earning assets.........                                5.22%                                5.76%


                             AVERAGE
                            YIELD OR
                              COST
                           -----------

ASSETS
Interest-earning assets:
Loans and leases(1)......       11.16%
Investment
  securities(2)..........        5.98
Federal funds sold.......        5.24
Other earning assets.....        5.34

    Total
      interest-earning
      assets.............        9.74
Non-earning assets:
Cash and demand deposits
  with banks.............
Other assets.............

    Total assets.........

LIABILITIES AND
  SHAREHOLDERS' EQUITY
Interest-bearing
  liabilities:
Deposits
  Interest-bearing
    demand...............        2.80
  Money market...........        2.72
  Savings................        3.98
  Time...................        5.70

    Total
      interest-bearing
      deposits...........        4.63
Short-term borrowing.....        3.11
Long-term debt...........       11.36

    Total
      interest-bearing
      liabilities........        4.65
Noninterest-bearing
  liabilities:
  Demand deposits........
  Other liabilities......

    Total liabilities....
Shareholders' equity.....

Total liabilities and
  shareholders' equity...

Net interest income......

Net yield on interest-
  earning assets.........        5.89%

------------------------------

(1) Loan fees of $4.3 million, $2.9 million, and $1.2 million are included in the computations for 1998, 1997, and 1996, respectively.

(2) Yields are calculated on historical cost and exclude the impact of the unrealized gain (loss) available for sale securities.

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

                                                                      FOR THE YEAR ENDED DECEMBER 31,
                                         ------------------------------------------------------------------------------------------
                                                    1998 COMPARED TO 1997                         1997 COMPARED TO 1996
                                         --------------------------------------------  --------------------------------------------
                                             NET                                           NET
                                           CHANGE       RATE      VOLUME       MIX       CHANGE       RATE      VOLUME       MIX
                                         -----------  ---------  ---------  ---------  -----------  ---------  ---------  ---------
                                                                               (IN THOUSANDS)
Interest Income:
  Loans and leases.....................   $  18,754   $  (2,320) $  22,163  $  (1,089)  $  30,847   $  (1,472) $  35,507  $  (3,188)
  Investment securities................         902          44        851          7       3,011          18      2,966         27
  Federal funds sold...................       1,336         (73)     1,493        (84)        352          28        315          9
  Other earning assets.................          --          --         --         --         (67)         --        (67)        --
                                         -----------  ---------  ---------  ---------  -----------  ---------  ---------  ---------
      Total interest income............      20,992      (2,349)    24,507     (1,166)     34,143      (1,426)    38,721     (3,152)
Interest Expense:
  Interest-bearing demand..............         335        (186)       606        (85)        639        (215)     1,244       (390)
  Money market.........................       1,168         233        850         85       1,843         121      1,381        341
  Savings..............................       5,677       1,257      3,548        872       3,967         233      3,104        630
  Time.................................       1,674      (1,490)     3,763       (599)      4,124        (198)     4,491       (169)
  Short-term borrowing.................         243         165         60         18         550         (12)       703       (141)
  Long-term debt.......................       1,402           5      1,394          3       1,847           3      1,754         90
                                         -----------  ---------  ---------  ---------  -----------  ---------  ---------  ---------
      Total interest expense...........      10,499         (16)    10,221        294      12,970         (68)    12,677        361
                                         -----------  ---------  ---------  ---------  -----------  ---------  ---------  ---------
Net interest income....................   $  10,493   $  (2,333) $  14,286  $  (1,460)  $  21,173   $  (1,358) $  26,044  $  (3,513)
                                         -----------  ---------  ---------  ---------  -----------  ---------  ---------  ---------
                                         -----------  ---------  ---------  ---------  -----------  ---------  ---------  ---------

NONINTEREST INCOME

    Noninterest income totaled $21.6 million for 1998. This represented an increase of $6.7 million, or 44.63%, over nononterest income of $14.9 million for 1997. The increase in noninterest income was primarily the result of increased income resulting from the origination and sale of mortgage loans. The gain on sale of mortgage loans totaled $12.0 million for 1998, representing an increase of $5.1 million, or 74.15%, over a gain on sale of $6.9 million for 1997. The increase in noninterest income was also impacted by the increase in service charges and fees on deposit accounts resulting from the Eldorado Acquisition. See Item 1. Business.

    Noninterest income totaled $14.9 million for 1997. This represented an increase of $10.0 million, or 204.23%, over noninterest income of $4.9 million for 1996. The increase in noninterest income for 1997 compared to 1996 was the result of increases in the gain on sale of mortgage loans and increased service charges and other deposit fees resulting from the Eldorado Acquisition.

    The following table presents for the periods the major categories of noninterest income:

                                                       YEARS ENDED DECEMBER 31,
                                                    -------------------------------
                                                      1998       1997       1996
                                                    ---------  ---------  ---------
                                                            (IN THOUSANDS)
Service charges on deposit accounts...............  $   3,350  $   2,675  $     760
Gains on sale of mortgage loans...................     11,994      6,887      1,727
SBA loan servicing................................      2,539      2,353      1,519
Other income......................................      3,672      2,989        893
                                                    ---------  ---------  ---------
      Total noninterest income....................  $  21,555  $  14,904  $   4,899
                                                    ---------  ---------  ---------
                                                    ---------  ---------  ---------

NONINTEREST EXPENSES

    Noninterest expense totaled $51.3 million for 1998. This represented an increase of $11.6 million, or 29.20%, over total noninterest expense of $39.7 million for 1997. The increase in noninterest expense for 1998 was primarily the result of increases in salaries and related expenses. Salaries and related expenses totaled $21.9 million for 1998. This represented an increase of $5.7 million, or 35.32%, over total salaries and related expenses of $16.2 million for 1997. The increase in salaries and related expenses was largely attributable to variable expenses relating to increased loan origination volumes for the Mortgage Banking Division. Salaries and related expenses was also affected by the acquired operations of Eldorado Bancorp for the full year in 1998 compared to only the partial year in 1997. Occupancy and equipment expense totaled $7.3 million for 1998. This represents an increase of $1.4 million, or 23.09%, over occupancy and equipment expense of $5.9 million for 1997. The increase in noninterest expense was also affected by the increase in goodwill and intangibles that resulted from the Eldorado Acquisition. The amortization of goodwill and intangibles totaled $3.5 million for 1998. This represented an increase of $1.0 million, or 41.21%, over the amortization expense of $2.5 million for 1997.

    Noninterest expense totaled $39.7 million for 1997. This represented an increase of $24.4 million, or 159.91%, over noninterest income of $15.3 million for 1996. The increase in noninterest expense for 1997 compared to 1996 was the result of increased salary expense associated with the origination and sale of mortgage loans, and increases in most expense categories resulting from the Eldorado Acquisition. Salaries and related expenses totaled $16.2 million for 1997. This represented an increase of $9.4 million, or 137.27%, over total salaries and related expenses of $6.8 million for 1996. Occupancy and equipment expenses for 1997 increased $3.2 million, or 118.60%, compared to a total expense of $2.7 million for 1996. The amortization of goodwill and intangibles for 1997 increased $2.2 million, or 838.06%, from a total of $268,000 for 1996. Operating expenses for 1997 were also affected by a charge to earnings of $2.0 million to provide for recourse obligations relating to mortgage loans purchased.

    The efficiency ratio measures the percentage of net revenue that is paid as noninterest expenses. The Company's efficiency ratio increased to 73.21% for 1998, from 72.77% for 1997 and 88.60% for 1996. The increase in the efficiency ratio indicates decreased operating efficiency as a larger portion of net revenue is used for the cost of operations. For purposes of this Annual Report, the efficiency ratio is defined as noninterest expense excluding the amortization of goodwill and other intangibles, losses and carrying costs of OREO and nonrecurring provisions for recourse obligations as a percentage of total revenue less interest expense.

    Noninterest expenses as a percent of average assets provided a measure of the Company's ability to control noninterest expenses in relation to the asset size of the Company. Noninterest expense as a percent of average assets decreased to 5.09% for 1998, compared to ratios of 5.62% for 1997, and 6.31% for 1996. The decrease in the level of noninterest expenses as a percent of average assets indicates that the Company is managing a greater level of assets with a proportionately lower level of operating expenses.

    The following table presents for the periods indicated the major categories of noninterest expense:

                                                      YEARS ENDED DECEMBER 31,
                                                   -------------------------------
                                                     1998       1997       1996
                                                   ---------  ---------  ---------
                                                           (IN THOUSANDS)
Salaries and employee benefits...................  $  21,884  $  16,172  $   6,816
Non-staff expenses
  Occupancy and equipment........................      7,335      5,959      2,726
  Professional, regulatory and other services....      1,274      1,230        733
  Legal..........................................      1,346      1,437        453
  Insurance......................................        675        637        262
  Losses and carrying costs of OREO..............        190        382        288
  Provision for recourse obligation..............         --      2,021         --
  Amortization of goodwill and other
    intangibles..................................      3,550      2,514        268
  Other..........................................     15,023      9,336      3,724
                                                   ---------  ---------  ---------
    Total non-staff expense......................     29,393     23,516      8,454
                                                   ---------  ---------  ---------
      Total noninterest expense..................  $  51,277  $  39,688  $  15,270
                                                   ---------  ---------  ---------
                                                   ---------  ---------  ---------

PROVISION FOR INCOME TAXES

    The Company's income tax provision totaled $5.4 million for 1998. This represents an increase of $1.8 million, or 50.32%, over an income tax provision of $3.6 million for 1997. The increase in tax provision resulted from higher pre-tax earnings for 1998 compared to 1997. The Company's effective tax rate for 1998 of 57.87% is higher than the applicable statutory rate (42.0%) because goodwill amortization is a charge to earnings for financial statement purposes and is not deductible for federal income tax purposes.

    The Company recorded a tax provision on continuing operations totaling $3.6 million in 1997 compared to a net benefit of $1.5 million 1996. The benefit in 1996 resulted from the release of the valuation allowance which had previously been provided against the Company's federal and state deferred tax assets. That valuation allowance had been provided against the Company's net operating loss carry forwards and other tax attributes. However, the Company's operating results adequately supported the realizability of the deferred tax assets at December 31, 1997 and 1996 and therefore the valuation allowance was no longer required. Of the $2.0 million total allowance which was released in 1996, approximately $413,000 was utilized to offset tax expense related to 1996 operating income, with the additional $1.5 million representing the aforementioned net benefit.

FINANCIAL CONDITION

    The Company reported total assets of $1.2 billion at December 31, 1998. This represented an increase of $283.5 million, or 31.42%, from total assets of $902.4 million at December 31, 1997. The increase in total assets for 1998 was primarily was allocated to cash and due from banks, investments, mortgage loans held for sale and other assets. The increase in cash and due from banks and investments reflects an increase in liquid assets relative to the increase in deposits. The increase in mortgage loans available for sale reflects the volume of mortgage loans originated in December of 1998 compared to origination volumes at the end of 1997. The increase in assets was primarily funded by increased savings and time deposits and accrued interest and other liabilities.

LOANS AND LEASES

    Net loans and leases of the Company at December 31, 1998 were $754.3 million. This represented an increase of $148.4 million, or 24.49%, over net loans and leases of $605.9 million at December 31, 1997. The increase was the result of an increase in mortgage loans held for sale that totaled $248.8 million at

December 31, 1998. This represented an increase of $152.6 million, or 158.58%, over mortgage loans held for sale of $96.2 million at December 31, 1997. The Company originates mortgages for sale as whole loans. The amount of time between origination, sale and settlement remains relatively constant. However, the volume of mortgage loans originated in December of 1998 compared to December of 1997 has increased significantly resulting in the increase in balance of mortgage loans held for sale at December 31, 1998.

    The following table sets forth the amount of loans and leases outstanding for the Company at the end of each of the years indicated, according to type of loan, inclusive of mortgage loans held for sale. The Company has no foreign loans or energy-related loans as of the dates indicated.

                                                                         YEARS ENDED DECEMBER 31,
                                                         --------------------------------------------------------
                                                            1998        1997        1996       1995       1994
                                                         ----------  ----------  ----------  ---------  ---------
                                                                              (IN THOUSANDS)
Commercial.............................................  $   99,589  $  115,919  $   47,772  $  16,188  $  18,936
Real estate-commercial.................................     198,890     235,244      86,397         --         --
Real estate-construction...............................      44,858      35,617      18,812        599      1,170
Real-estate-mortgage...................................      16,173      32,132      41,650     15,710     18,060
Installment loans to individuals.......................      68,344      62,323      22,512      6,525      8,201
Lease financing........................................      88,875      40,819      46,498         --         --
                                                         ----------  ----------  ----------  ---------  ---------
    Subtotal (portfolio loans and leases)..............     516,729     522,054     263,641     39,022     46,367
                                                         ----------  ----------  ----------  ---------  ---------
Loans and leases held for sale.........................     248,833      96,230      64,917         --         --
                                                         ----------  ----------  ----------  ---------  ---------
    Total..............................................     765,562     618,284     328,558     39,022     46,367
Less: Allowance for loan and lease losses..............      (7,304)     (9,395)     (5,156)      (639)      (821)
    Deferred loan fees.................................      (3,973)     (3,006)     (2,444)       (45)       (54)
                                                         ----------  ----------  ----------  ---------  ---------
Net loans and leases...................................  $  754,285  $  605,883  $  320,958  $  38,338  $  45,492
                                                         ----------  ----------  ----------  ---------  ---------
                                                         ----------  ----------  ----------  ---------  ---------

    The following table shows the amounts of certain categories of loans outstanding as of December 31, 1998, which, based on remaining scheduled repayments of principal, were due in one year or less, more than one year through five years, and more than five years. Demand or other loans having no stated maturity and no stated schedule of repayments are reported as due in one year or less. Residential mortgage loans held for sale are recorded as due after five years.

                                                                                             DECEMBER 31, 1998
                                                                                          ------------------------
                                                                                          COMMERCIAL   REAL ESTATE
                                                                                          -----------  -----------
                                                                                               (IN THOUSANDS)
Aggregate maturities of loans and leases which are due:
Within one year.........................................................................   $  59,248    $  56,889
After one year but within five years:
  Interest rates are floating or adjustable.............................................      25,747       45,106
  Interest rates are fixed or predetermined.............................................       5,585       30,966
After five years:
  Interest rates are floating or adjustable.............................................       4,725       92,251
  Interest rates are fixed or predetermined.............................................       4,284      283,542
                                                                                          -----------  -----------
    Total...............................................................................   $  99,589    $ 508,754
                                                                                          -----------  -----------
                                                                                          -----------  -----------

NONPERFORMING ASSETS

    The following table shows the total aggregate principal amount of nonaccrual and other nonperforming loans (accruing loans on which interest or principal is past due 90 days or more) as of the end of each of the past two years. The Company's impaired loans pursuant to SFAS 118 are loans that are nonaccrual and those that have been restructured. For the twelve months ended December 31, 1998, additional gross interest income of $529,000 would have been recorded on impaired loans, and for calendar year 1997 additional gross interest income of $1.0 million would have been recorded on impaired loans, in each case had the loans been current. No accrued but unpaid interest income on such loans was in fact included in the Company's net income as of December 31, 1998 and 1997.

                                                                             YEARS ENDED DECEMBER 31,
                                                               -----------------------------------------------------
                                                                 1998       1997       1996       1995       1994
                                                               ---------  ---------  ---------  ---------  ---------
                                                                                  (IN THOUSANDS)
Nonaccrual loans and leases, not restructured................  $   5,611  $  10,589  $   5,483  $   1,492  $     616
Accruing loans and leases past due 90 day or more............        790      4,638      1,314         46        826
Restructured loans and leases................................      3,336      2,779      2,200         82      1,050
                                                               ---------  ---------  ---------  ---------  ---------
    Total nonperforming loans and leases ("NPLs")............      9,737     18,006      8,997      1,620      2,492
Other real estate owned ("OREO").............................      1,545      2,740      3,635      1,411      1,288
                                                               ---------  ---------  ---------  ---------  ---------
    Total nonperforming assets ("NPAs")......................  $  11,282  $  20,746  $  12,632  $   3,031  $   3,780
                                                               ---------  ---------  ---------  ---------  ---------
                                                               ---------  ---------  ---------  ---------  ---------
Selected ratios:
  NPLs to total portfolio loans and leases(1)................        1.9%       3.5%       3.4%       4.2%       5.4%
  NPAs to total portfolio loans and leases and OREO(1).......        2.2        4.0        4.7        7.5        7.9
  NPAs to total assets.......................................        1.0        2.3        2.9        5.4        6.6

------------------------

(1) Excludes residential mortgages held for sale.

    Loans aggregating $8.9 million at December 31, 1998 were designated as impaired in accordance with SFAS 114 as amended by SFAS 118. The Company's impaired loans are all collateral dependent, and as such the method used to measure the amount of impairment on these loans is to compare the loan amount to the fair value of collateral. In calculating the allowance for loan and lease losses that was required under the Company's internal guidelines, management determined that a minimun of $1.2 million should be included in the allowance at December 31, 1998 because of the risk to the loan and lease portfolio represented by impaired loans. At December 31, 1997, loans aggregating $13.4 million were designated as impaired and management determined that a minimum of $1.6 should be included in the allowance because of the risk to the loan and lease portfolio represented by such impaired loans.

    At December 31, 1998, the Company had OREO properties with an aggregate carrying value of $1.5 million. During 1998, properties with a total carrying value of $763,000 were added to OREO, properties with a total carrying value of $2.0 million were sold and OREO properties were written down by approximately $318,000. At December 31, 1997, the Company had OREO properties with an aggregate carrying value of $2.7 million. During 1997, properties with a total carrying value of $4.1 million were added to OREO, of which $481,000 was acquired in the Eldorado Acquisition and $3.6 million was acquired as a result of foreclosures. OREO properties with a total carrying value of $3.9 million were sold and properties were written down by approximately $1.1 million during 1997.

ALLOWANCE FOR LOAN AND LEASE LOSSES

    The allowance for loan and lease losses was $7.3 million at December 31, 1998. This represents a decrease of $2.1 million, or 22.26%, from the allowance for loan and lease losses of $9.4 million at December 31, 1997. As a percent of portfolio loans, the allowance for loan and lease losses decreased to 1.41% at December 31, 1998, compared to a ratio of 1.80% at December 31, 1997. The decrease in the allowance for credit losses at December 31, 1998 reflects a reduction in nonperforming loans at December 31, 1998 compared to December 31, 1997.

    Nonperforming loans totaled $9.7 million at December 31, 1998. This represents a decrease of $8.3 million, or 45.92%, from nonperforming loans of $18.0 million at December 31, 1997. The decrease in nonperforming loans and leases for 1998 was primarily the result of the volume of net loans and leases charged to the allowance for loan and lease losses during for 1998. Charged off loans and leases, net of recoveries totaled $6.4 million for 1998. This represented an increase of $5.0 million, or 377.70%, over net loans and leases charged to the reserves of $1.3 million for 1997. The provision for loan and lease losses totaled $4.3 million for 1998. This represented an increase of $2.8 million, or 185.75%, over the provision of loan and lease losses of $1.5 million for 1997.

    The allowance for loan and lease losses totaled $9.4 million at December 31, 1997. This represented an increase of $4.2 million, or 82.21%, over the allowance for loan and lease losses of $5.2 million at December 31, 1996. As a percent of portfolio loans, the allowance for loan and lease losses decreased to 1.80% at December 31, 1997, compared to 1.96% of portfolio loans at December 31, 1996. The increase in the allowance for loan and lease losses at December 31, 1997 compared to December 31, 1996 was primarily the result of the $4.1 million allowance acquired from Eldorado Bank. Net loans and leases charged to the allowance totaled of $1.3 million for 1997, represented an increase of $952,000, or 250.53%, over net loans charged to the allowance of $380,000 for 1996. The provision to loan losses for totaled $1.5 million for 1997, representing an increase of $980,000, or 190.29%, over the provision for loan and lease losses of $515,000 for 1996.

    The table below summarizes average loans outstanding, gross portfolio loans, nonperforming loans and changes in the allowance for possible loan and lease losses arising from loan and lease losses and additions to the allowance from provisions charged to operating expense:

                                                                AS OF AND FOR THE YEARS ENDED DECEMBER 31,
                                                         --------------------------------------------------------
                                                            1998        1997        1996       1995       1994
                                                         ----------  ----------  ----------  ---------  ---------
                                                                              (IN THOUSANDS)
Average loans and leases outstanding(1)................  $  682,894  $  464,788  $  146,743  $  42,272  $  46,979
Gross portfolio loans and leases(1)....................     516,729     522,054     263,641     39,022     46,367
Nonperforming loans and leases.........................       9,737      18,006       8,997      1,620      2,492
  Allowance for loan and lease losses:
    Balance at beginning of period.....................  $    9,395  $    5,156  $      639  $     821  $     823
    Balance acquired during period.....................          --       4,076       4,382         --         --
    Loans charged off during period
      Commercial.......................................       3,815         467         430        258        532
      Leases...........................................       2,282       1,092          --         --         --
      Real estate......................................       1,306         610         144        115         25
      Installment......................................         494         334          76        329        114
                                                         ----------  ----------  ----------  ---------  ---------
        Total..........................................       7,897       2,503         650        702        671
    Recoveries during period
      Commercial.......................................       1,200         397         103        121         33
      Leases...........................................          41          33          --         --         --
      Real estate......................................         194         517          61          2         --
      Installment......................................          99         224         106        102         53
                                                         ----------  ----------  ----------  ---------  ---------
        Total..........................................       1,534       1,171         270        225         86
                                                         ----------  ----------  ----------  ---------  ---------
      Net loans charged off during period..............       6,363       1,332         380        477        585
      Provision for loan and lease losses..............       4,272       1,495         515        295        583
                                                         ----------  ----------  ----------  ---------  ---------
        Balance at end of period.......................  $    7,304  $    9,395  $    5,156  $     639  $     821
                                                         ----------  ----------  ----------  ---------  ---------
                                                         ----------  ----------  ----------  ---------  ---------

Selected ratios:
  Net charge-offs to average loans and leases
    (annualized).......................................        0.93%       0.29%       0.26%      1.13%      1.25%
  Provision for loan and lease losses to average
    loans..............................................        0.63        0.32        0.35       0.70       1.24
  Allowance at end of period to gross portfolio loans
    and leases outstanding at end of period............        1.41        1.80        1.96       1.64       1.77
  Allowance as percentage of nonperforming loans and
    leases.............................................       75.01       52.18       57.31      39.44      32.95

------------------------

(1) Excludes residential mortgages held for sale.

    The following table indicates management's allocation of the allowance for each of the following years:

                                                                     DECEMBER 31,
                                           ----------------------------------------------------------------
                                                   1998                  1997                  1996
                                           --------------------  --------------------  --------------------
                                                                (DOLLARS IN THOUSANDS)
Allocated amount:
  Commercial, financial and
    agricultural.........................  $   4,323       59.2% $     799        8.5% $     980       19.0%
  Real estate and construction...........      1,992       27.3      1,864       19.8      1,680       32.6
  Consumer...............................        980       13.4        602        6.4        461        8.9
  Unallocated............................          9        0.1      6,130       65.2      2,035       39.5
                                           ---------  ---------  ---------  ---------  ---------  ---------
    Total................................  $   7,304      100.0% $   9,395      100.0% $   5,156      100.0%
                                           ---------  ---------  ---------  ---------  ---------  ---------
                                           ---------  ---------  ---------  ---------  ---------  ---------

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

INVESTMENT SECURITIES

    Total investments of the Company at December 31, 1998 were $213.4 million. This represents an increase of $146.1 million, or 217.11%, over total investments of $67.3 million at December 31, 1997. The increase in investment securities primarily reflects the increase in the Company's deposits between the two year ends. The investment portfolio primarily consists of U.S. Treasury and U.S. government agencies, state and municipal securities and mortgage-backed securities. At December 31, 1998, all of the Company's investment securities were classified as available-for-sale. The amortized cost and estimated market value of the Company's investments at December 31, 1998 were as follows:

                                                                       DECEMBER 31, 1998
                                                           ------------------------------------------
                                                                        GROSS UNREALIZED    ESTIMATED
                                                           AMORTIZED  --------------------   MARKET
                                                             COST       GAIN       LOSS       VALUE
                                                           ---------  ---------  ---------  ---------
                                                                         (IN THOUSANDS)
Available-for-sale:
U.S. Treasury............................................  $  42,753  $     673  $      --  $  43,426
U.S. Government Agencies.................................     98,282         32       (356)    97,958
State and municipal securities...........................      4,495         --        (48)     4,447
Mortgage-backed securities...............................     35,621        159         --     35,780
Corporate bonds and equities.............................     31,752        145       (109)    31,788
                                                           ---------  ---------  ---------  ---------
  Total..................................................  $ 212,903  $   1,009  $    (513) $ 213,399
                                                           ---------  ---------  ---------  ---------
                                                           ---------  ---------  ---------  ---------

    The following tables show the maturities of investment securities at December 31, 1998, and the weighted average yields of such securities:

                                                             AFTER ONE YEAR         AFTER FIVE YEARS
                                                            BUT WITHIN FIVE          BUT WITHIN TEN
                                    WITHIN ONE YEAR              YEARS                   YEARS              AFTER TEN YEARS
                                 ----------------------  ----------------------  ----------------------  ----------------------
                                  AMOUNT       YIELD      AMOUNT       YIELD      AMOUNT       YIELD      AMOUNT       YIELD
                                 ---------     -----     ---------     -----     ---------     -----     ---------     -----
                                                                     (DOLLARS IN THOUSANDS)
Securities available-for-sale:
  U.S. Treasuries..............  $      --          --%  $  43,426        5.50%  $      --          --%  $      --          --%
  U.S. Government agencies.....     20,125        5.02      63,124        5.35      14,709        5.86          --          --
  State and municipal bonds....         --          --          --          --          --          --       4,447        4.15
  Mortgage-backed securities...         --          --          --          --       3,508        6.30      32,272        6.29
  Corporate debt and other.....         --          --          --          --      26,538        5.93       5,250        5.52
                                 ---------               ---------               ---------               ---------
    Total investment
      portfolio................  $  20,125        5.02%  $ 106,550        5.41%  $  44,755        5.94%  $  41,969        5.97%
                                 ---------               ---------               ---------               ---------
                                 ---------               ---------               ---------               ---------

    Additional information concerning investment securities is provided in the notes to the accompanying financial statements.

DEPOSITS

    Total deposits were $1.0 billion at December 31, 1998. This represents an increase of $268.5 million, or 35.09%, over total deposit of $765.2 million at December 31, 1997. The increase in deposits was primarily attributable to increased savings and time deposits. Savings deposits totaled $294.5 million at December 31, 1998. This represents an increase of $196.1 million, or 199.14%, over savings deposits of $98.5 million at December 31, 1997. The increase in savings deposits for 1998 primarily represents increased title and escrow deposits. Total time deposits were $267.8 million at December 31, 1998. This represents an increase of $86.0 million, or 47.29%, over time deposits of $181.8 million at December 31, 1997. See Item 1. Business--Products and Services.

    The following table shows the average balance and average rate paid on the categories of deposits for each of years indicated:

                                                  1998                    1997                    1996
                                         ----------------------  ----------------------  ----------------------
                                          AVERAGE     AVERAGE     AVERAGE     AVERAGE     AVERAGE     AVERAGE
                                          BALANCE      RATE       BALANCE      RATE       BALANCE      RATE
                                         ---------  -----------  ---------  -----------  ---------  -----------
                                                                 (DOLLARS IN THOUSANDS)
Noninterest-bearing demand.............  $ 236,784          --%  $ 181,481          --%  $  52,273          --%
Interest-bearing demand................    100,309        1.65      68,824        1.93      24,464        2.80
Money market...........................     94,029        3.73      68,943        3.39      18,135        2.72
Savings................................    181,110        5.96     106,956        4.78      28,917        3.98
Time...................................    239,445        4.61     170,809        5.48      91,987        5.70
                                         ---------               ---------               ---------
  Total................................  $ 851,677        3.17%  $ 597,013        3.04%  $ 215,776        3.51%
                                         ---------               ---------               ---------
                                         ---------               ---------               ---------

    A significant amount of the Company's interest-bearing deposits are generated from title and escrow companies that customarily do not deposit funds with the Bank until mortgage funding occurs, which is typically a month-end event. See Item 1. Business--Risk Factors--Reliance on Certain Funding Sources and "Products and Services--Community Banking Division."

    The following table shows the maturities of time certificates of deposits of $100,000, or more at December 31, 1998:

                                                                             DECEMBER 31, 1998
                                                                             -----------------
                                                                              (IN THOUSANDS)
Due in three months or less................................................     $    38,492
Due in over three months through six months................................          41,807
Due in over six months through twelve months...............................          22,665
Due in over twelve months..................................................           2,811
                                                                                   --------
  Total....................................................................     $   105,775
                                                                                   --------
                                                                                   --------

BORROWINGS

    Other borrowed funds totaled $33.9 million at December 31, 1998. This represents an increase of $3.7 million, or 12.07%, from borrowed funds of $30.2 million at December 31, 1997. The increase in borrowings was primarily due an increase in federal funds purchased.

                               CAPITAL RESOURCES

    Current regulatory capital standards generally require banks and holding companies to maintain a ratio of "core" or "Tier 1" capital (consisting principally of common equity) to adjusted total assets ("Tier 1 Leverage Ratio") of at least 3%, a ratio of Tier 1 Capital to risk-weighted assets of at least 4% ("Tier 1 Risk-Weighted Ratio"), and a ratio of total capital (which includes Tier 1 capital plus certain forms of subordinated debt, a portion of the allowance for loan and lease losses and preferred stock) to risk-weighted assets ("Total Risk-Weighted Ratio") of at least 8%. Risk-weighted assets are calculated by multiplying the balance in each category of assets according to a risk factor that ranges from zero for cash assets and certain government obligations to 100% for some types of loans and adding the products together. See Item 1. Business--Supervision and Regulation--Capital Adequacy Requirements.

    The Company and Eldorado Bank were adequately capitalized at December 31, 1998 for federal regulatory purposes. As of December 31, 1998, the Company and its subsidiary bank had a leverage ratio, Tier 1 risk-weighted capital ratio, and total risk-weighted capital ratio as follows:

                                                                            COMPANY     ELDORADO
                                                                          -----------  -----------
Leverage ratio..........................................................        5.96%        6.01%
Tier 1 risk weighted ratio..............................................        8.22         8.29
Total risk weighted ratio...............................................        9.19         9.26

                                   LIQUIDITY

    The Company relies on deposits as its principal source of funds and, therefore, must be in a position to service depositors' needs as they arise. Management attempts to maintain a loan-to-deposit ratio of approximately 80% and a liquidity ratio (liquid assets--including cash and due from banks, Federal funds sold and investment securities--to total deposits) of approximately 20%. The average loan-to-deposit ratio was 80.18% for 1998, 77.85% for 1997 and 68.01% for 1996. The average liquidity ratio was 26.03% for 1998, 28.68% for 1997 and 30.28% for 1996. At December 31, 1998, the Company's loan-to-deposit ratio was 73.67% and the liquidity ratio was 31.21%. While fluctuations in the balances of a few large depositors cause temporary increases and decreases in liquidity from time to time, the Company has not experienced difficulty in dealing with such fluctuations from existing liquidity sources.

    Should the level of liquid assets (primary liquidity) not meet the liquidity needs of the Company, other available sources of liquid assets (secondary liquidity), including the purchase of Federal funds, sale of securities under agreements to repurchase, sale of loans, window borrowing from the Federal Reserve Bank and, to a lesser extent, borrowings from the FHLB, could be employed. The Company has relied primarily upon the purchase of Federal funds and the sale of securities under agreements to repurchase for secondary sources of liquidity. At December 31, 1998 the Company had approximately $17.0 million of unused borrowing capacity under FHLB advances. In order to borrow from the Federal Reserve, the Company would be required to physically deliver to the Federal Reserve collateral consisting of marketable Government securities. At December 31, 1998, the Company has no such collateral at the Federal Reserve. At December 31, 1998 the Company had unpledged collateral that it could deliver to the Federal Reserve sufficient to support up to $107.0 million of window borrowings.

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

    The Company has determined that a few of its computer software applications will need to be modified or replaced in order to maintain their functionality as the year 2000 approaches. In response, a plan has been developed that provides for the assessment of its material internal systems, programs and data processing applications as well as those provided to the Bank by third-party vendors. The Company expects that system conversions and testing will be completed prior to December 31, 1999. Based upon the Company's evaluation of its Year 2000 preparedness, management does not expect that the Year 2000 issue as it relates to information systems and embedded technology that are within the Company's direct control will have a material adverse effect on the Company's business, financial condition or results of operations. However, Year 2000 problems may turn out to exist in portions of computer programs not now suspected, and there can be no assurance that the Company will not be adversely affected by this problem.

    Ultimately, the potential impact of the Year 2000 issue will depend not only on the corrective measures the Company undertakes, but also on the way in which the Year 2000 issue is addressed by governmental agencies, businesses and other entities who provide data to, or receive data from the Bank or whose financial condition or operational capability is important to the Company such as significant suppliers or customers. Communications with significant customers and vendors have been initiated to determine the extent of risk created by those third parties' failure to remediate their own Year 2000 issues; however, it is not possible, at present, to determine the financial effect if a significant customer's and/or vendor's remediation efforts are not completed in a timely manner. The vendors to which the Community Banking Division has outsourced its data and item processing have received "satisfactory" ratings in 1998 from the Federal Financial Institutions Examination Council ("FFIEC") (the umbrella organization of federal bank regulators) with respect to the status of that vendor's preparedness for the Year 2000 issue.

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

    The Company's noninterest expense for 1998 included $226,411 in direct costs associated with the Year 2000 issue. The Company estimates its total costs during the period from January 1, 1999 through December 31, 1999 will be less than $500,000, and none of those costs are expected to materially affect the Company's results of operations in any one reporting period. In light of the complexity of the Year 2000 problem and its potential effect on both the Company and third parties that interact with the Company, however, there can be no assurance that the Company's costs associated with the Year 2000 issue will be as estimated. The Company does not intend to obtain insurance against any Year 2000 risks.

                            ECONOMIC CONSIDERATIONS

CALIFORNIA ECONOMY

    The financial condition of the Company has been, and is expected to continue to be, affected primarily by overall general economic conditions and the real estate market in California. The commercial banking and automotive lending activity of the Company concentrates on serving the needs of small and medium-size businesses, professionals and individuals located primarily in Southern California. The residential mortgage origination activity is centered in California and four other surrounding states, and originations of small equipment leases are done throughout the country with a concentration in California.

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

    In 1998, California's Gross State Product ("GSP") approached $1.1 trillion and is expected to exceed $1.1 trillion in 1999. For the nine months ended September 30, 1998, exports to foreign countries totaled $80.0 billion or approximately 10% of the State's GSP, reflecting a 6.1% decline from $85.2 million for the comparable period in 1997. California, with its greater dependence on Asian trade and investment, is more at risk from Asia's economic problems than the rest of the United States. For the first three quarters of 1998, exports to Asian countries totaled $41.3 billion and represented 51.6% of California's total exports reflecting a decrease of 18.7% from $50.8 billion for the same period in 1997. Despite this significant drop in export to Asian countries, California's total exports only decreased by 6.1% for the first three quarters of 1998 compared to 1997 primarily as a result of an increase in growing exports to Mexico, Canada, Australia and Western Europe. There can be no assurance that the State's economy will not be adversely affected by prolonged weakness in one or more of the Asian economies. Weaker Asian demand for products and services could potentially result in job losses, primarily in the high-tech manufacturing, engineering, travel and entertainment industries. The Los Angeles area is among the most vulnerable regions in California with its relatively heavy concentration of high-tech, engineering and entertainment firms. There can be no assurance that a deterioration of economic conditions in California as a result of Asia's economic problems will not have a material adverse effect on the Company's business, financial condition or result of operations.

    In addition, a substantial portion of the Company's assets consist of loans secured by real estate in Southern California with a lesser concentration in Northern California. Historically, these areas have experienced on occasion significant natural disasters, including earthquakes, brush fires and, recently, certain significant weather abnormalities, including flooding and coastal erosion, attributable to the weather phenomena known as "El Nino" and "La Nina." The availability of insurance for losses from such catastrophes is limited. The occurrence of one or more of those circumstances could impair the value of the collateral for the Company's real estate secured loans and have a material adverse effect on the Company.

INFLATION

    The majority of the Company's assets and liabilities are monetary items held by the Company, the dollar value of which is not affected by inflation. Only a small portion of total assets is in premises and equipment. The lower inflation rate of recent years did not have the positive impact on the Company that was felt in many other industries. The small fixed asset investment of the Company minimizes any material misstatement of asset values and depreciation expenses which may result from fluctuating market values due to inflation. A higher inflation rate, however, may increase operating expenses or have other adverse effects on borrowers of the Company, making collection more difficult for the Company. Rates of interest paid or charged generally rise if the marketplace believes inflation rates will increase. See Item 1. Business--Risk Factors--Potential Impact of Changes in Interest Rates.

                               ACCOUNTING CHANGES

    In June 1997 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards 130, "Reporting Comprehensive Income" (SFAS 130). This Statement requires all enterprises to report comprehensive income as a measure of overall performance. Comprehensive income is the change to equity (net assets) of a business during a period. The Statement includes the guidelines for the calculations and required presentations. For the Company, this new standard is effective for 1998 and did not have a material impact on the Company's financial statements.

    In June 1997 the FASB issued SFAS 131, "Disclosures About Segments of an Enterprise and Related Information." This statement will change the way public companies report information about segments of their business in their annual financial statements and require them to report selected segment information in their quarterly reports issued to shareholders. Companies will be required to disclose segment data based upon how management makes decisions about allocating resources to segments and measuring performance. For the Company, this new standard is effective for 1998 and did not have a material impact on the Company's financial statements.

    In February 1998 the FASB issued SFAS 132, "Employer's Disclosures about Pensions and other Post-Retirement Benefits." This Statement standardizes the disclosure requirements for pensions and other post-retirement benefits to the extent practicable. For the Company, this new standard is effective for 1998 and did not have a material impact on the Company's financial statements.

    In June 1998 the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. For the Company, this new standard is effective the first quarter in 2000 and is not to be applied retroactively to financial statements of prior periods. The impact of this Statement, if any, is yet to be determined.

    In October 1998, the FASB issued SFAS 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise." This Statement establishes accounting and reporting standards for securitization of mortgage loans. For the Company, this new standard is effective for the first quarter in 1999 and the impact of this Statement, if any, is yet to be determined.

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

    When appropriate, management may utilize off balance sheet instruments such as interest rate floors, caps and swaps to hedge its interest rate position. A Board of Directors approved hedging policy statement governs use of these instruments. As of December 31, 1998, the Company had not utilized any interest rate swaps or other such financial derivatives to alter its interest rate risk profile.

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

    The table on the following page sets forth the distribution of repricing opportunities of the Company's interest-earning assets and interest-bearing liabilities, the interest rate sensitivity gap (i.e., interest rate sensitive assets less interest rate sensitive liabilities), cumulative interest-earning assets and interest-bearing liabilities, the cumulative interest rate sensitivity gap, the ratio of cumulative interest-earning assets to cumulative interest-bearing liabilities and the cumulative gap as a percentage of total assets and total interest-earning assets as of December 31, 1998. The table also sets forth the time periods during which interest-earning assets and interest-bearing liabilities will mature or may reprice in accordance with their contractual terms. The interest rate relationships between the repriceable assets and repriceable liabilities are not necessarily constant and may be affected by many factors, including the behavior of customers in response to changes in interest rates. This table should, therefore, be used only as a guide as to the possible effect changes in interest rates might have on the net margins of the Company.

                                                                      DECEMBER 31, 1998
                                            ---------------------------------------------------------------------
                                                 AMOUNTS MATURING OR REPRICING IN
                                            -------------------------------------------
                                                         OVER 3     OVER 1
                                            3 MONTHS   MONTHS TO    YEAR TO     OVER        NON-
                                             OR LESS   12 MONTHS    5 YEARS    5 YEARS   SENSITIVE(1)    TOTAL
                                            ---------  ----------  ---------  ---------  -----------  -----------
                                                                   (DOLLARS IN THOUSANDS)
ASSETS
  Cash and due from banks.................  $      --  $       --  $      --  $      --   $ 109,280   $   109,280
  Federal funds sold......................         --          --         --         --          --            --
  Investment securities...................         --      20,125    106,550     86,686          38       213,399
  Loans and leases........................    290,378      72,276     97,704     56,371          --       516,729
  Loans held for sale.....................    248,833          --         --         --          --       248,833
  Other assets (2)........................         --          --         --         --      97,609        97,609
                                            ---------  ----------  ---------  ---------  -----------  -----------
    Total assets..........................    539,211      92,401    204,254    143,057     206,927     1,185,850
                                            ---------  ----------  ---------  ---------  -----------  -----------
                                            ---------  ----------  ---------  ---------  -----------  -----------

LIABILITIES AND SHAREHOLDERS' EQUITY
  Non-interest bearing demand deposits....         --          --         --         --     259,185       259,185
  Interest-bearing demand, money market
    and savings...........................    506,802          --         --         --          --       506,802
  Time certificates of deposit............     98,249     161,751      7,751         --          --       267,751
  Short term debt.........................      5,967         203         --         --          --         6,170
  Long term debt..........................         --          --         68     27,657          --        27,725
  Other liabilities.......................         --          --         --         --      20,077        20,077
  Shareholders' equity....................         --          --         --         --      98,140        98,140
                                            ---------  ----------  ---------  ---------  -----------  -----------
    Total liabilities & shareholders'
      equity..............................  $ 611,018  $  161,954  $   7,819  $  27,657   $ 377,402   $ 1,185,850
                                            ---------  ----------  ---------  ---------  -----------  -----------
                                            ---------  ----------  ---------  ---------  -----------  -----------
  Period Gap..............................  $ (71,807) $  (69,553) $ 196,435  $ 115,400   $(170,475)
  Cumulative interest earning assets......    539,211     631,612    835,866    978,923
  Cumulative interest earning
    liabilities...........................    611,018     772,972    780,791    808,448
  Cumulative Gap..........................    (71,807)   (141,360)    55,075    170,475
  Cumulative interest earning assets
    to cumulative interest
    bearing liabilities...................       0.88        0.82       1.07       1.21
  Cumulative gap as a percent of:
    Total assets..........................      (6.06)%     (11.92)%      4.64%     14.37%
    Interest earning assets...............      (7.34)%     (14.44)%      5.63%     17.41%

--------------------------

(1) Assets or liabilities which are not interest rate-sensitive.

(2) Allowance for possible loan losses of $7.3 million as of December 31, 1998 is included in other assets.

    At December 31, 1998, the Company had $631.6 million in assets and $773.0 million in liabilities repricing within one year. This means that $141.4 million more in interest rate sensitive liabilities than interest rate sensitive assets will change to the then current rate (changes occur due to the instruments being at a variable rate or because the maturity of the instrument requires its replacement at the then current rate). The ratio of interest earning assets to interest bearing liabilities maturing or repricing within one year at December 31, 1998 is 0.82. Management tries to maintain this ratio as close to zero as possible while remaining in a range between 0.80 and 1.20. Interest income is likely to be affected to a greater extent than interest expense for any changes in interest rates within one year from December 31, 1998. If rates were to fall during this period, interest income would increase by a greater amount than interest expense and net income would increase. Conversely, if rates were to rise, the reverse would apply.

    Since interest rate changes do not affect all categories of assets and liabilities equally or simultaneously, a cumulative gap analysis alone cannot be used to evaluate the Company's interest rate sensitivity position. To supplement traditional gap analysis, the Company performs simulation modeling to estimate the potential effects of changing interest rates. The process allows the Company to explore the complex relationships within the gap over time and various interest rate environments. Based upon the Company's interest rate shock simulations net interest income is expected to decline approximately 5.8% with a 200 basis point instantaneous increase to interest rates and increase approximately 5.8% with a 200 basis point instantaneous decrease in rates. Management has a target of minimizing the decline in net interest income to no more than 10% given a 200 basis point instantaneous decrease in rates.

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

    The following table sets forth the distribution of the expected maturities of the Company's interest-earning assets and interest-bearing liabilities as well as the fair value of these instruments. Expected maturities are based on contractual payments without effect being given for the estimated effect of prepayments. Savings accounts and interest-bearing transaction accounts, which have no stated maturity, are included in the one year or less maturity category.

                                                                            DECEMBER 31, 1998
                                        ------------------------------------------------------------------------------------------
                                                                            EXPECTED MATURITY
                                        ------------------------------------------------------------------------------------------
                                          1999       2000       2001       2002       2003     THEREAFTER     TOTAL    FAIR VALUE
                                        ---------  ---------  ---------  ---------  ---------  -----------  ---------  -----------
                                                                          (DOLLARS IN THOUSANDS)
Investment Securities.................  $  20,125  $  22,830  $  55,574  $   9,950  $  18,196   $  86,724   $ 213,399   $ 213,399
  Weighted average rate (%)...........       5.02       5.49       5.36       5.28       5.51        5.95        5.59

Fixed Rate Loans......................  $  61,192  $  39,170  $  35,542  $  31,928  $  29,639   $  57,964   $ 255,435   $ 249,452
  Weighted average rate (%)...........       9.86      11.09      10.65      10.31       9.47        8.84        9.94

Variable Rate Loans...................  $  89,595  $  19,182  $  19,249  $  16,947  $  17,643   $  98,678   $ 261,294   $ 263,879
  Weighted average rate (%)...........       8.82       9.03       9.23       8.89       8.70        9.46        9.10

Loans held for sale...................  $ 248,833         --         --         --         --          --   $ 248,833   $ 251,321
  Weighted average rate (%)...........       7.25         --         --         --         --          --        7.25
                                        ---------  ---------  ---------  ---------  ---------  -----------  ---------  -----------

Total interest earning assets.........  $ 419,745  $  81,182  $ 110,365  $  58,825  $  65,478   $ 243,366   $ 978,961   $ 978,051
                                        ---------  ---------  ---------  ---------  ---------  -----------  ---------  -----------
                                        ---------  ---------  ---------  ---------  ---------  -----------  ---------  -----------

Interest bearing demand, money market
  and savings.........................  $ 506,802         --         --         --         --          --   $ 506,802   $ 501,734
  Weighted average rate (%)...........       4.25         --         --         --         --          --        4.25

Time deposits.........................  $ 259,851  $   6,828  $     880  $     105  $      87          --   $ 267,751   $ 267,992
  Weighted average rate (%)...........       5.13       5.62       5.76       4.92       6.10          --        5.15

Subordinated debentures...............         --         --         --         --         --   $  27,657   $  27,657   $  27,657
  Weighted average rate (%)...........         --         --         --         --         --       11.75       11.75

Federal funds purchased...............  $   5,900         --         --         --         --          --   $   5,900   $   5,900
  Weighted average rate (%)...........       3.06         --         --         --         --          --        3.06

Other borrowings......................  $     270  $      68         --         --         --          --   $     338   $     338
  Weighted average rate (%)...........      10.50      10.50         --         --         --          --       10.50
                                        ---------  ---------  ---------  ---------  ---------  -----------  ---------  -----------

Total interest-bearing liabilities....  $ 266,021  $   6,896  $     880  $     105  $      87   $  27,657   $ 301,646   $ 301,887
                                        ---------  ---------  ---------  ---------  ---------  -----------  ---------  -----------
                                        ---------  ---------  ---------  ---------  ---------  -----------  ---------  -----------

ITEM 8. FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS                                                                               PAGE NO.
--------------------------------------------------------------------------------------------------------  -------------
Report of Independent Accountants.......................................................................          F-1

Consolidated Statement of Condition
  as of December 31, 1998 and 1997......................................................................          F-2

Consolidated Statement of Income
  for the Years ended December 31, 1998, 1997 and 1996..................................................          F-4

Consolidated Statement of Shareholders' Equity
  for the Years ended December 31, 1998, 1997 and 1996..................................................          F-6

Consolidated Statement of Cash Flows
  for the Years ended December 31, 1998, 1997 and 1996..................................................          F-7

Notes to Consolidated Financial Statements December 31, 1998, 1997 and 1996.............................          F-9

All financial schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information called for by this Item will be contained in the Company's Proxy Statement which the Company intends to file within 120 days following the end of the Company"s fiscal year ended December 31, 1998 and such information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

    The information called for by this Item will be contained in the Company's Proxy Statement which the Company intends to file within 120 days following the end of the Company's fiscal year ended December 31, 1998 and such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information called for by this Item will be contained in the Company's Proxy Statement which the Company intends to file within 120 days following the end of the Company's fiscal year ended December 31, 1998 and such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information called for by this Item will be contained in the Company's Proxy Statement which the Company intends to file within 120 days following the end of the Company's fiscal year ended December 31, 1998 and such information is incorporated herein by reference.

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

        3.1  Certificate of Incorporation (filed as Exhibit 10.3 to the Company's Quarterly
             Report on Form 10-QSB for the quarter ended September 30, 1996 and incorporated by reference herein)

        3.2  Certificate of Amendment to Certificate of Incorporation (incorporated by reference to the Company's Registration Statement in Form S-4 (File no. 333-65683))

        3.5  Bylaws of the Company, (filed as Exhibit 10.2 to the Company's Quarterly Report on
             Form 10-QSB for the quarter ended September 30, 1996 and incorporated by reference herein)

        4.1  Form of Specimen Stock Certificate (incorporated by reference to the Company's Form
             8-A filed with the Commission on January 29, 1999)

       10.3  Indenture between the Company and Wilmington Trust Company, dated as of July 15,
             1997 (incorporated by reference to the Company's Current Report on Form 8-K filed with the Commission on August 7, 1997)

       10.4  Form of Junior Subordinated Debenture (incorporated by reference to the Company's
             Registration Statement on Form S-4 (File no. 333-51179))

       10.5  Form of Series A Capital Securities Guarantee (incorporated by reference to the
             Company's Registration Statement on Form S-4 (File no. 333-51179))

       10.6  Form of Subordinated Capital Income Security, Series A (incorporated by reference to the Company's Registration Statement on Form S-4 (File no. 333-51179))

       10.7  Employment Agreement by and between the Company and Robert P. Keller (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the Quarter Ended
             September 30, 1996)

       10.8  Employment Agreement by and between Eldorado Bank and Catherine C. Clampitt
             (incorporated by reference to the Company's Registration Statement on Form S-1 (File
             no. 333-61589))

       10.9  Employment Agreement by and between Eldorado Bank and Richard Korsgaard
             (incorporated by reference to the Company's Registration Statement on Form S-1 (File
             no. 333-61589))

      10.10  Amendment Number One to Employment Agreement by and between Eldorado Bank and
             Richard Korsgaard (incorporated by reference to the Company's Registration Statement on Form S-1 (File no. 333-61589))

      10.11  Employment Agreement by and between Eldorado Bank and William Rast (incorporated by reference to the Company's Registration Statement on Form S-1 (File no. 333-61589))

      10.12  Form of Severance Agreement between the Company and certain executive officers
             (incorporated by reference to the Company's Registration Statement on Form S-1 (File
             no. 333-61589))

      10.13  Form of Amended and Restated Series B Warrant held by Madison Dearborn and Olympus
             (incorporated by reference to the Company's Registration Statement on Form S-1 (File
             no. 333-61589))

       21.   Subsidiaries of the Registrant (filed as Exhibit 21 to the Company's Registration
             Statement on Form S-1 (File no. 333-61589))

       23.1  Consent of PricewaterhouseCoopers LLP (filed herewith)

       27    Financial Data Schedule

------------------------

*   Denotes Executive Compensation Plan or Arrangement

(b) Reports on Form 8-K.

    1)  None.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the issuer has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                COMMERCE SECURITY BANCORP, INC.

Date: March 31, 1999            By:             /s/ ROBERT P. KELLER
                                     -----------------------------------------
                                                  Robert P. Keller
                                         PRESIDENT, CHIEF EXECUTIVE OFFICER

Date: March 31, 1999            By:              /s/ JOHN L. GORDON
                                     -----------------------------------------
                                                   John L. Gordon
                                               SENIOR VICE PRESIDENT

Date: March 31, 1999            By:              /s/ ERNEST J. BOCH
                                     -----------------------------------------
                                                   Ernest J. Boch

Date: March 31, 1999            By:             /s/ JAMES A. CONROY
                                     -----------------------------------------
                                                  James A. Conroy

Date: March 31, 1999            By:              /s/ EDWARD A. FOX
                                     -----------------------------------------
                                                   Edward A. Fox

Date: March 31, 1999            By:             /s/ CHARLES E. HUGEL
                                     -----------------------------------------
                                                  Charles E. Hugel

Date: March 31, 1999            By:           /s/ MITCHELL A. JOHNSON
                                     -----------------------------------------
                                                Mitchell A. Johnson

Date: March 31, 1999            By:              /s/ K. THOMAS KEMP
                                     -----------------------------------------
                                                   K. Thomas Kemp

Date: March 31, 1999            By:            /s/ JEFFERSON W. KIRBY
                                     -----------------------------------------
                                                 Jefferson W. Kirby

Date: March 31, 1999            By:             /s/ JOHN B. PETTWAY
                                     -----------------------------------------
                                                  John B. Pettway

Date: March 31, 1999            By:             /s/ HENRY T. WILSON
                                     -----------------------------------------
                                                  Henry T. Wilson

Date: March 31, 1999            By:               /s/ PAUL R. WOOD
                                     -----------------------------------------
                                                    Paul R. Wood

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Eldorado Bancshares, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Eldorado Bancshares, Inc. (formerly Commerce Security Bancorp, Inc.) and its subsidiaries (the "Company") at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers LLP
Los Angeles, CA
March 1, 1999

                   ELDORADO BANCSHARES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CONDITION

                           DECEMBER 31, 1998 AND 1997

                                                                          DECEMBER 31,
                                                                 -------------------------------
                                                                      1998             1997
                                                                 ---------------   -------------
                                             ASSETS
Cash and due from banks........................................  $   109,280,000   $  81,030,000
Federal funds sold.............................................        --             40,000,000
Available-for-sale investment securities.......................      213,399,000      67,295,000
Mortgage loans held for sale...................................      248,833,000      96,230,000
Loans and leases, net..........................................      505,452,000     509,653,000
Premises and equipment, net....................................        9,632,000      11,232,000
Real estate acquired through foreclosure, net..................        1,545,000       2,740,000
Intangibles arising from acquisitions, net.....................       63,727,000      66,769,000
Accrued interest receivable and other assets...................       33,982,000      27,406,000
                                                                 ---------------   -------------
    Total assets...............................................  $ 1,185,850,000   $ 902,355,000
                                                                 ---------------   -------------
                                                                 ---------------   -------------

                See notes to consolidated financial statements.

                   ELDORADO BANCSHARES, INC. AND SUBSIDIARIES

                           DECEMBER 31, 1998 AND 1997

                                                                         DECEMBER 31,
                                                                -------------------------------
                                                                     1998             1997
                                                                ---------------   -------------
                             LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Demand:
    Non-interest bearing......................................  $   259,185,000   $ 289,344,000
    Interest bearing..........................................      114,102,000      97,416,000
  Savings:
    Regular...................................................      294,549,000      98,465,000
    Money market..............................................       98,151,000      98,189,000
  Time:
    Under $100,000............................................      161,976,000      99,713,000
    $100,000 or more..........................................      105,775,000      82,076,000
                                                                ---------------   -------------
      Total deposits..........................................    1,033,738,000     765,203,000

Federal funds purchased.......................................        5,900,000       2,050,000
Note payable to related parties...............................          338,000              --
Accrued expenses and other liabilities........................       20,077,000      12,172,000
Mandatory convertible debentures..............................               --         537,000
Subordinated debentures.......................................       27,657,000      27,657,000
                                                                ---------------   -------------
      Total liabilities.......................................    1,087,710,000     807,619,000

Commitments and contingencies
Shareholders' equity:
  Preferred stock, $.01 par value, 1,500,000 shares
    authorized, 116,593 issued and outstanding at December 31,
    1998 and 1997.............................................       11,659,000      11,659,000
  Special common stock, $.01 par value, 9,651,600 shares
    authorized, 2,412,859 issued and outstanding at December
    31, 1998 and 4,825,718 at December 31, 1997...............           24,000          48,000
  Class B common stock, $.01 par value, 35,000,000 shares
    authorized; 6,760,839 issued and outstanding at December
    31, 1998 and 13,521,679 December 31, 1997.................           68,000         135,000
  Additional paid-in capital..................................       83,946,000      83,855,000
  Retained earnings...........................................        3,194,000         524,000
  Unearned compensation.......................................       (1,006,000)     (1,509,000)
  Accumulated other comprehensive income......................          255,000          24,000
                                                                ---------------   -------------
      Total shareholders' equity..............................       98,140,000      94,736,000
                                                                ---------------   -------------
      Total liabilities and shareholders' equity..............  $ 1,185,850,000   $ 902,355,000
                                                                ---------------   -------------
                                                                ---------------   -------------

                See notes to consolidated financial statements.

                   ELDORADO BANCSHARES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENT OF INCOME

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                        ---------------------------------------------
                                                            1998            1997            1996
                                                        -------------   -------------   -------------
Interest income:
  Interest and fees on loans..........................  $  59,323,000   $  43,103,000   $  14,782,000
  Income from lease finance receivables...............      6,661,000       4,127,000       1,601,000
  Interest and dividends on securities................      5,881,000       4,979,000       1,968,000
  Interest on Federal funds sold......................      2,622,000       1,286,000         934,000
  Interest on deposits with other financial
    institutions......................................       --              --                67,000
                                                        -------------   -------------   -------------
    Total interest income.............................     74,487,000      53,495,000      19,352,000
Interest expense:
  Interest bearing demand.............................      1,660,000       1,325,000         686,000
  Money market........................................      3,504,000       2,336,000         493,000
  Savings.............................................     10,794,000       5,117,000       1,150,000
  Time................................................     11,039,000       9,365,000       5,241,000
  Debentures..........................................      3,310,000       1,908,000          74,000
  Federal funds purchased.............................        806,000         563,000        --
                                                        -------------   -------------   -------------
    Total interest expense............................     31,113,000      20,614,000       7,644,000
                                                        -------------   -------------   -------------
    Net interest income...............................     43,374,000      32,881,000      11,708,000
Provision for loan and lease losses...................      4,272,000       1,495,000         515,000
                                                        -------------   -------------   -------------
  Net interest income after provision for loan and
    lease losses......................................     39,102,000      31,386,000      11,193,000
Non-interest income:
  Service charges on deposit accounts.................      3,350,000       2,675,000       2,911,000
  Gain on sale of mortgage loans......................     11,994,000       6,887,000       1,727,000
  Other income........................................      6,211,000       5,342,000         261,000
                                                        -------------   -------------   -------------
    Total non-interest income.........................     21,555,000      14,904,000       4,899,000
Non-interest expense:
  Salaries and employee benefits......................     21,884,000      16,172,000       6,816,000
  Occupancy and equipment.............................      7,335,000       5,959,000       2,726,000
  Professional, regulatory and other services.........      1,274,000       1,230,000         733,000
  Legal...............................................      1,346,000       1,437,000         453,000
  Insurance...........................................        675,000         637,000         262,000
  Losses and carrying cost of OREO....................        190,000         382,000         288,000
  Provision for recourse obligation...................       --             2,021,000        --
  Amortization of goodwill and other intangibles......      3,550,000       2,514,000         268,000
  Other...............................................     15,023,000       9,336,000       3,724,000
                                                        -------------   -------------   -------------
    Total non-interest expense........................     51,277,000      39,688,000      15,270,000
                                                        -------------   -------------   -------------
Income before taxes...................................      9,380,000       6,602,000         822,000
Income tax (provision) benefit........................     (5,428,000)     (3,612,000)      1,503,000
                                                        -------------   -------------   -------------
    Net income........................................  $   3,952,000   $   2,990,000   $   2,325,000
                                                        -------------   -------------   -------------
                                                        -------------   -------------   -------------

                See notes to consolidated financial statements.

                   ELDORADO BANCSHARES, INC. AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                 FOR THE YEARS ENDED DECEMBER 31,
                                                                ----------------------------------
                                                                   1998        1997        1996
                                                                ----------  ----------  ----------
Net income available to common shareholders...................  $2,670,000  $2,260,000  $2,325,000
Earnings per share (basic)....................................       $0.29       $0.15       $0.44
Earnings per share (diluted)..................................       $0.28       $0.13       $0.44

                See notes to consolidated financial statements.

                   ELDORADO BANCSHARES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                        DECEMBER 31, 1998, 1997 AND 1996

                                                                   SPECIAL COMMON STOCK                CLASS B COMMON STOCK
                                      PREFERRED STOCK       ----------------------------------  ----------------------------------
                                  ------------------------                         ADDITIONAL                          ADDITIONAL
                                   NUMBER OF    PREFERRED   NUMBER OF    COMMON      PAID-IN    NUMBER OF    COMMON      PAID-IN
                                    SHARES        STOCK       SHARES      STOCK      CAPITAL      SHARES      STOCK      CAPITAL
                                  -----------  -----------  ----------  ---------  -----------  ----------  ---------  -----------
Balance at December 31, 1995....      --           --           --         --          --          895,467      9,000    7,593,000
Fractional share adjustment.....      --           --           --         --          --               34     --          --
Issuance of common stock--
  Liberty.......................      --           --           --         --          --        3,432,105     34,000   13,373,000
Issuance of common stock--
  Commerce......................      --           --           --         --          --        5,369,824     54,000   21,428,000
Comprehensive income:
  Unrealized gain on securities
    available for sale, net of
    tax.........................      --           --           --         --          --           --         --          --
  Net income....................      --           --           --         --          --           --         --          --
  Total comprehensive income....
                                  -----------  -----------  ----------  ---------  -----------  ----------  ---------  -----------
Balance at December 31, 1996....      --           --           --         --          --        9,697,430     97,000   42,394,000
Issuance of preferred stock--
  Eldorado......................     116,593    11,659,000      --         --          --           --         --          --
Issuance of common stock--
  Eldorado......................      --           --        4,825,718     48,000   23,164,000   3,820,875     38,000   17,966,000
Restricted stock issuance.......      --           --           --         --          --          427,556      4,000    2,008,000
Compensation expense............      --           --           --         --          --           --         --          --
Cancellation of shares..........      --           --           --         --          --         (424,182)    (4,000)  (1,677,000)
Comprehensive income:
  Unrealized gain on securities
    available for sale, net of
    tax.........................      --           --           --         --          --           --         --          --
  Net income....................      --           --           --         --          --           --         --          --
  Total comprehensive income....
Preferred dividends.............      --           --           --         --          --           --         --          --
                                  -----------  -----------  ----------  ---------  -----------  ----------  ---------  -----------
Balance at December 31, 1997....     116,593    11,659,000   4,825,718     48,000   23,164,000  13,521,679    135,000   60,691,000
Stock split (1 for 2)...........      --           --       (2,412,859)   (24,000)      24,000  (6,760,840)   (67,000)      67,000
Compensation expense............      --           --           --         --          --           --         --          --
Comprehensive income:
  Unrealized gain on securities
    available for sale, net of
    tax.........................      --           --           --         --          --           --         --          --
  Net income....................      --           --           --         --          --           --         --          --
  Total comprehensive income....
Preferred Dividends.............      --           --           --         --          --           --         --          --
                                  -----------  -----------  ----------  ---------  -----------  ----------  ---------  -----------
Balance at December 31, 1998....     116,593   $11,659,000   2,412,859  $  24,000  $23,188,000   6,760,839  $  68,000  $60,758,000
                                  -----------  -----------  ----------  ---------  -----------  ----------  ---------  -----------
                                  -----------  -----------  ----------  ---------  -----------  ----------  ---------  -----------


                                                               ACCUMULATED
                                   RETAINED                       OTHER
                                   EARNINGS      UNEARNED     COMPREHENSIVE
                                   (DEFICIT)   COMPENSATION       INCOME         TOTAL
                                  -----------  -------------  --------------  -----------
Balance at December 31, 1995....   (4,061,000)      --              --          3,541,000
Fractional share adjustment.....      --            --              --
Issuance of common stock--
  Liberty.......................      --            --              --         13,407,000
Issuance of common stock--
  Commerce......................      --            --              --         21,482,000
Comprehensive income:
  Unrealized gain on securities
    available for sale, net of
    tax.........................      --            --              17,000         17,000
  Net income....................    2,325,000       --              --          2,325,000
                                                                              -----------
  Total comprehensive income....                                                2,342,000
                                  -----------  -------------  --------------  -----------
Balance at December 31, 1996....   (1,736,000)                      17,000     40,772,000
Issuance of preferred stock--
  Eldorado......................      --            --              --         11,659,000
Issuance of common stock--
  Eldorado......................      --            --              --         41,216,000
Restricted stock issuance.......      --         (2,012,000)        --            --
Compensation expense............                    503,000         --            503,000
Cancellation of shares..........      --            --              --         (1,681,000)
Comprehensive income:
  Unrealized gain on securities
    available for sale, net of
    tax.........................      --            --               7,000          7,000
  Net income....................    2,990,000       --              --          2,990,000
                                                                              -----------
  Total comprehensive income....                                                2,997,000
Preferred dividends.............     (730,000)      --              --           (730,000)
                                  -----------  -------------  --------------  -----------
Balance at December 31, 1997....      524,000    (1,509,000)        24,000     94,736,000
Stock split (1 for 2)...........      --            --              --            --
Compensation expense............      --            503,000         --            503,000
Comprehensive income:
  Unrealized gain on securities
    available for sale, net of
    tax.........................      --            --             231,000        231,000
  Net income....................    3,952,000       --              --          3,952,000
                                                                              -----------
  Total comprehensive income....                                                4,183,000
Preferred Dividends.............   (1,282,000)      --              --         (1,282,000)
                                  -----------  -------------  --------------  -----------
Balance at December 31, 1998....  $ 3,194,000   ($1,006,000)    $  255,000    $98,140,000
                                  -----------  -------------  --------------  -----------
                                  -----------  -------------  --------------  -----------

                See notes to consolidated financial statements.

                   ELDORADO BANCSHARES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                         FOR THE YEARS ENDED DECEMBER 31,
                                                                  -----------------------------------------------
                                                                       1998             1997            1996
                                                                  ---------------  --------------  --------------
Operating Activities:
  Net income (loss).............................................  $     3,952,000  $    2,990,000  $    2,325,000
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
    Provision for loan and lease losses.........................        4,272,000       1,495,000         515,000
    Provision for loss on real estate acquired through
      foreclosure...............................................        --                176,000          72,000
    Gain on sale of mortgage loans..............................      (11,994,000)     (6,887,000)     (1,727,000)
    Loss on sale of premises and equipment......................           (9,000)         11,000          85,000
    (Gain) loss on sale of real estate owned....................          318,000          45,000        (135,000)
    Net gain on sale of securities..............................         (472,000)       (221,000)       --
    Depreciation and amortization...............................        2,100,000       1,702,000         642,000
    Amortization of goodwill and other intangibles..............        3,550,000       2,514,000         178,000
    Accretion/amortization related to securities, net...........         (780,000)      1,103,000        (252,000)
    Amortization of deferred compensation.......................          503,000         503,000        --
    Amortization of deferred loan fees and costs................         (967,000)     (1,209,000)       (109,000)
    Accretion of mortgage servicing asset.......................        --                 32,000        --
    Provision (benefit) of deferred taxes.......................        1,814,000       2,087,000      (1,503,000)
    Mortgage loans originated for sale..........................   (1,694,334,000)   (889,175,000)   (242,339,000)
    Proceeds from sales of loans and servicing..................    1,720,607,000     898,729,000     262,219,000
    Increase in loans held for sale.............................     (152,603,000)    (31,313,000)    (47,769,000)
    Other, net..................................................       (1,208,000)      5,840,000      (6,919,000)
                                                                  ---------------  --------------  --------------
      Net cash used in operating activities.....................     (125,251,000)    (11,578,000)    (34,717,000)
                                                                  ---------------  --------------  --------------

  Investing Activities:
    Decrease in interest bearing deposits with other financial
      institutions..............................................        --                338,000       1,241,000
    Purchases of investment securities..........................     (253,179,000)    (44,594,000)    (32,445,000)
    Proceeds from sales/maturities of investment securities.....      108,556,000     110,403,000      56,627,000
    Loans/leases originated for portfolio, net of principal
      repayment.................................................      (13,930,000)    (29,149,000)    (29,022,000)
    Purchases of premises and equipment.........................       (1,711,000)     (1,337,000)       (860,000)
    Proceeds from sale of premises and equipment................        1,220,000          98,000          56,000
    Proceeds from sale of real estate acquired through
      foreclosure...............................................        1,641,000       3,901,000       4,188,000
    Capital expenditures for other real estate owned............        --                (26,000)     (2,256,000)
    Purchase of Liberty National Bank, net of cash received.....        --               --             7,283,000
    Purchase of Commerce Security Bank, net of
      cash received.............................................        --               --            53,175,000
    Purchase of Eldorado Bank, net of cash received.............        --            (61,299,000)       --
                                                                  ---------------  --------------  --------------
      Net cash (used in) provided by investing activities.......     (157,403,000)    (21,665,000)     57,987,000
                                                                  ---------------  --------------  --------------

                See notes to consolidated financial statements.

                   ELDORADO BANCSHARES, INC. AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                           FOR THE YEARS ENDED DECEMBER 31,
                                                     ---------------------------------------------
                                                         1998            1997            1996
                                                     -------------   -------------   -------------
Financing Activities:
  Net increase (decrease) in deposits..............    268,535,000      39,235,000     (22,377,000)
  Issuance of subordinated debentures..............       --            27,657,000        --
  Issuance of preferred stock......................       --            11,659,000        --
  Issuance of common stock.........................       --            18,004,000      34,889,000
  Issuance of special common stock.................       --            23,212,000        --
  Payment of preferred dividends...................     (1,282,000)       (730,000)       --
  Redemption of mandatory convertible debentures...       (537,000)       --              --
  Repayment of notes payable to shareholder........       (202,000)       --              --
  Proceeds from issuance of notes payable to
    related parties................................        540,000        --             4,500,000
  Net increase (decrease) in other borrowings......      3,850,000     (10,986,000)       --
                                                     -------------   -------------   -------------
    Net cash (used in) provided by financing
      activities...................................    270,904,000     108,051,000      17,012,000
                                                     -------------   -------------   -------------
Net increase (decrease) in cash and cash
  equivalents......................................    (11,750,000)     74,808,000      40,282,000
Cash and cash equivalents at beginning of period...    121,030,000      46,222,000       5,940,000
                                                     -------------   -------------   -------------
Cash and cash equivalents at end of period.........  $ 109,280,000   $ 121,030,000   $  46,222,000
                                                     -------------   -------------   -------------
                                                     -------------   -------------   -------------
Supplemental disclosures of cash flow information:
  Cash paid for interest...........................  $  32,395,000   $  21,114,000   $   7,744,000
  Cash paid for income taxes.......................      3,310,000       1,525,000        --

Supplemental disclosures of non-cash investing
  activities:
  Loans transferred to foreclosed real estate......        763,000       3,483,000       2,526,000
  Transfer of securities from held to maturity to
    available for sale.............................       --            15,004,000        --

Supplemental disclosures of non-cash financing
  activities:
  Issuance of restricted stock.....................       --             2,012,000        --

                See notes to consolidated financial statements.

                   ELDORADO BANCSHARES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1998, 1997 AND 1996

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BASIS OF PRESENTATION

    Eldorado Bancshares, Inc. (formerly Commerce Security Bancorp, Inc.), a Delaware corporation and bank holding company, and its wholly-owned subsidiaries Eldorado Bank and CSBI Capital Trust I are included in the accompanying consolidated financial statements and are collectively referred to as the "Company" or the "Bank". Significant intercompany transactions and accounts have been eliminated.

    Prior to June 1997 and the acquisition of Eldorado Bank, the Company had three subsidiaries, Commerce Security Bank (CSB), Liberty National Bank (LNB), and San Dieguito National Bank (SDNB). On June 30, 1997, the Company merged the then existing three subsidiaries into the newly acquired Eldorado Bank. Following those transactions, the organizational structure consists of Company and its one wholly owned banking subsidiary, Eldorado Bank.

BUSINESS

    The Bank offers a broad range of commercial banking services primarily in Southern California and in the Sacramento area of Northern California, catering especially to small business. The Bank offers commercial, real estate, consumer, Small Business Administration-guaranteed loans as well as checking and savings deposits, corporate cash management, international banking services, safe deposit boxes, collection, traveler's checks, notary public and other customary non-deposit banking services.

RISKS AND UNCERTAINTIES

    In the normal course of its business, the Company encounters two significant types of risk: economic and regulatory. Economic risk is comprised of three components--interest rate risk, credit risk and market risk. The Company is subject to interest rate risk to the degree that its interest-bearing liabilities mature and reprice at different speeds, or on a different basis, than its interest-bearing assets. Credit risk is the risk of default on the Company's loan portfolio that results from the borrower's inability or unwillingness to make contractually required payments. Market risk results from changes in the value of assets and liabilities which may affect, favorably or unfavorably, the realizability of those assets and liabilities.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

    In June 1997 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards 130, "Reporting Comprehensive Income" (SFAS 130). This Statement provides that all enterprises report comprehensive income as a measure of overall performance. Comprehensive income is the change to equity (net assets) of a business during a period. The Statement includes the guidelines for the calculations and required presentations. The Company implemented this standard in 1998.

    In June 1997 the FASB issued SFAS 131, "Disclosures About Segments of an Enterprise and Related Information." This statement changed the way public companies report information about segments of

                   ELDORADO BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED) their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to shareholders. Companies are required to disclose segment data based upon how management makes decisions about allocating resources to segments and measuring performance. The Company implemented this standard in 1998.

    In February 1998 the FASB issued SFAS 132, "Employer's Disclosures about Pensions and other Post-Retirement Benefits." This Statement standardizes the disclosure requirements for pensions and other post-retirement benefits to the extent practicable. The Company implemented this standard in 1998.

    In June 1998 the FASB issued SFAS 133, "Accounting for Derivative instruments and Hedging Activities." This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or as liabilities in the statement of financial position and measure those instruments at fair value. For the Company, this new standard is effective January 1, 2000 and is not to be applied retroactively to financial statements of prior periods. The impact of this Statement, if any, is yet to be determined.

    In October 1998, the FASB issued SFAS 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held For Sale by a Mortgage Banking Enterprise." This Statement establishes accounting and reporting standards for securitization of mortgage loans. For the Company, this new standard is effective January 1, 1999. The impact of this Statement, if any, is yet to be determined.

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

    Investment securities classified as available-for-sale may be held for indefinite periods of time and may be sold to implement the Company's asset/liability management strategies and in response to changes in interest rates and/or prepayment risk and similar factors. These securities are recorded at estimated fair value. Unrealized gains and losses are reported as other comprehensive income in the consolidated statement of shareholders' equity, net of income taxes.

                   ELDORADO BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)
    Gains and losses on investment securities are determined on the specific identification method and are included in other income.

LOANS HELD FOR SALE

    Loans held for sale consists of mortgage loans carried at lower of cost or fair value on an aggregate basis.

LOANS AND LEASES

    Loans are stated at principal amounts outstanding, net of unearned income, including discounts and fees. Net deferred fees and costs are generally deferred and amortized into interest income over the contractual life of the related loans as a yield adjustment. Direct financing leases, which include estimated residual values of leased equipment, are carried net of unearned income. Income from these leases is recognized on a basis which produces a level yield on the outstanding net investment in the lease. The production of new leases comes exclusively from the wholesale sector through a network of brokers. The Company services these leases and, beginning in 1997, sells blocks of leases from time to time to other institutions. Leases held for resale are carried at the lower of cost or estimated fair value on an aggregate basis. Gains and losses on the sale of leases are recognized upon delivery based on the difference between selling price and carrying value.

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

ALLOWANCE FOR ESTIMATED LOAN AND LEASE LOSSES

    A provision for estimated loan and lease losses is charged to expense when, in the opinion of management, such losses are inherent in the portfolio. The allowance is increased by provisions charged to expense, increased for recoveries of loans previously charged-off, and reduced by charge-offs. Loans and leases are charged-off when management believes that the collectibility of the principal is unlikely.

                   ELDORADO BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)
Management's estimates are used to determine the allowance that is considered adequate to absorb losses inherent in the existing loan and lease portfolio. These estimates are inherently subjective and their accuracy depends on the outcome of future events. Ultimate losses may differ from current estimates. Management's estimates are based on historical loan loss experience, specific problem loans and leases, current economic conditions that may impact the borrower's ability to pay, volume, growth and composition of the loan portfolio, value of the collateral and other relevant factors.

MORTGAGE BANKING ACTIVITIES

    The Company originates and sells residential mortgage loans to a variety of secondary market investors, including the Federal Home Loan Mortgage Corporation (FHLMC or Freddie Mac), the Federal National Mortgage Association (FNMA or Fannie Mae) and others. The Company has an arrangement with the Government National Mortgage Association (GNMA or Ginnie Mae) whereby loans originated by the Company are securitized by GNMA and sold to others. Gains and losses on the sale of mortgage loans are recognized upon delivery based on the difference between the selling price and the carrying value of the related mortgage loans sold. Deferred origination fees and expenses are recognized at the time of sale in the determination of the gain or loss. The Company sells the servicing for such loans to either the purchaser of the loans or to a third party. The Company recognizes the gain or loss on servicing sold when all risks and rewards of ownership have transferred.

    Mortgage loans held for sale are stated at the lower of cost or market as determined by the outstanding commitments from investors or current investor yield requirements calculated on an aggregate loan basis. Valuation adjustments are charged against noninterest income.

    Forward commitments to sell and put options on mortgage-backed securities are used to reduce interest rate risk on a portion of loans held for sale and anticipated loan fundings. The resulting gains and losses on forward commitments are deferred and included in the carrying values of loans held for sale. Premiums on put options are capitalized and amortized over the option period. The Company expects that, in general, gains and losses on forward commitments and put options deferred against loans held for sale will approximately offset equivalent amounts of unrecognized gains and losses on the related loans. Forward commitments to sell and put options on mortgage-backed securities that hedge anticipated loan fundings are not reflected in the consolidated statement of financial condition. Gains and losses on these instruments are not recognized until the actual sale of the loans held for sale. In 1996, the Company sold its portfolio of loan servicing and no longer services mortgage loans for others.

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

                   ELDORADO BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)
LOAN SERVICING RIGHTS

    Loan servicing rights are accounted for under the provisions of SFAS 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which became effective January 1, 1997. SFAS 125 superseded SFAS 122, "Accounting for Mortgage Servicing Rights," but did not significantly change the methodology used to account for servicing rights. The servicing rights currently capitalized, included in other assets, are the result of servicing rights retained on sold SBA loans and are being amortized in proportion to and over the period of estimated servicing income. Management stratifies servicing rights based on origination period and interest rate and evaluates the recoverability in relation to the impact of actual and anticipated loan portfolio prepayment, foreclosure, and delinquency experience. The Company did not have a valuation allowance associated with the servicing rights portfolio as of December 31, 1998 and 1997.

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

INTANGIBLES ARISING FROM ACQUISITIONS

    The Company has paid amounts in excess of fair value for CSB's, LNB's, and Eldorado's core deposits and tangible assets. Such amounts are being amortized by systematic charges to income (primarily for periods from 10 to 25 years) over a period which is no greater than the estimated remaining life of the assets acquired or not to exceed the estimated average remaining life of the existing deposit base assumed. The Company periodically reviews intangibles to assess recoverability and an impairment is recognized in operations if a permanent loss of value occurs.

FEDERAL AND STATE TAXES

    The Company provides for income taxes under the provisions of SFAS 109, "Accounting for Income Taxes." Under the liability method which is prescribed by SFAS 109, a deferred tax asset and/or liability is computed for both the expected future impact of differences between the financial statement and tax bases of assets and liabilities, and for the expected future tax benefit to be derived from tax loss and tax credit

                   ELDORADO BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED) carryforwards. SFAS 109 also requires the establishment of a valuation allowance, if necessary, to reflect the likelihood of the realization of deferred tax assets. The effect of tax rate changes will be reflected in income in the period such changes are enacted.

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

    Alternatively, SFAS 123 also allows entities to continue to apply the provisions of Accounting Principles Board (APB) Opinion 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants as if the fair-value-based method defined in SFAS 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion 25, which requires compensation expense be recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price, and provide the pro forma disclosure provisions of SFAS 123. See Note 13 of the Notes to Consolidated Statements for the pro forma net income and pro forma earnings per share disclosures.

                   ELDORADO BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)
PER SHARE DATA

    All earnings per share amounts reflect the implementation of SFAS 128,
"Earnings per Share."   The weighted average number of common shares outstanding
for basic and diluted earnings per share computations are as follows:

                                                                            1998           1997           1996
                                                                        -------------  -------------  ------------
NUMERATOR:
Net income............................................................  $   3,952,000  $   2,990,000  $  2,325,000
Less: preferred stock dividend........................................     (1,282,000)      (730,000)      --
                                                                        -------------  -------------  ------------
Net income applicable to common shares (Basic)........................      2,670,000      2,260,000     2,325,000
Effect of dilutive securities.........................................       --             --             --
                                                                        -------------  -------------  ------------
Net income (Dilutive).................................................  $   2,670,000  $   2,260,000  $  2,325,000
                                                                        -------------  -------------  ------------
                                                                        -------------  -------------  ------------
DENOMINATOR:
Weighted average common shares outstanding (Basic)....................      9,173,699     14,813,125     5,300,773
Dilutive options and warrants.........................................        478,457      2,456,177       --
                                                                        -------------  -------------  ------------
Weighted average common stock outstanding (Dilutive)..................      9,652,156     17,269,302     5,300,773
                                                                        -------------  -------------  ------------
                                                                        -------------  -------------  ------------
EARNINGS PER SHARE:
Basic:
  Net income..........................................................  $        0.29  $        0.15  $       0.44
                                                                        -------------  -------------  ------------
                                                                        -------------  -------------  ------------
Dilutive:
  Net income..........................................................  $        0.28  $        0.13  $       0.44
                                                                        -------------  -------------  ------------
                                                                        -------------  -------------  ------------

RECLASSIFICATIONS

    Certain prior year amounts have been reclassified to conform with the 1998 presentation.

ESTIMATES

    The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures in the consolidated financial statements. Actual results could differ from those estimates.

NOTE 2--ACQUISITIONS AND 1996 REORGANIZATION:

    A key element of the Company's strategic plan includes building profitability through acquisitions of community banks principally, but not exclusively, in and around its Southern California base, including banks that have underperformed relative to their peers but have strong lending franchises, niche business lines or low cost deposits that would complement our existing operations and branch network and also provide opportunities for cost savings through branch overlap and back-office consolidation. From September 1995 to December 31, 1998, the Company completed three acquisitions, increasing the Company's assets by over $840 million, including the acquisition, completed on June 6, 1997, of Eldorado

                   ELDORADO BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996

NOTE 2--ACQUISITIONS AND 1996 REORGANIZATION: (CONTINUED)
Bancorp ("Eldorado") and its bank subsidiary, Eldorado Bank, a community bank based in Tustin, California with approximately $400 million in total assets (collectively with the financing related thereto, the "Eldorado Acquisition"). Effective June 30, 1997, the Company consolidated via mergers (collectively, the "Bank Mergers") into Eldorado Bank the respective operations of its other subsidiaries--LNB, SDNB, and CSB.

    On March 31, 1996, the Company's predecessor, SDN Bancorp, Inc. ("SDN") completed its acquisition of LNB (the "Liberty Acquisition") for approximately $15.1 million in cash. LNB had total assets of approximately $150 million as of the acquisition date.

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

                   ELDORADO BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996

NOTE 2--ACQUISITIONS AND 1996 REORGANIZATION: (CONTINUED)
    The following table sets forth selected pro forma combined financial information of SDN, LNB, CSB, and Eldorado for the years ended December 31, 1997 and 1996. The pro forma operating data reflects the effect of the Liberty Acquisition, the Commerce Acquisition and the Eldorado Acquisition, for periods prior to acquisition, as if each was consummated at the beginning of the period presented. The pro forma results are not necessarily indicative of the results that would have occurred had such acquisitions actually occurred as of such dates, nor are they necessarily indicative of the results of future operations.

                                                                        PRO FORMA COMBINED FOR
                                                                       YEARS ENDED DECEMBER 31,
                                                                     -----------------------------
                                                                         1997            1996
                                                                     -------------   -------------
                                                                      (UNAUDITED)     (UNAUDITED)
Interest Income....................................................  $  65,648,000   $  60,876,000
Interest Expense...................................................     25,182,000      24,483,000
                                                                     -------------   -------------
Net interest income................................................     40,466,000      36,393,000
Provision for loan and lease losses................................      1,495,000       1,158,000
                                                                     -------------   -------------
Net interest income after provision for loan and lease losses......     38,971,000      35,235,000
Non-interest income................................................     16,667,000      14,956,000
Non-interest expense...............................................     48,407,000      53,508,000
                                                                     -------------   -------------
Income (loss) before taxes.........................................      7,231,000      (3,317,000)
Income tax (benefit) provision.....................................      4,141,000      (2,231,000)
                                                                     -------------   -------------
Net income (loss)..................................................  $   3,090,000   $  (1,086,000)
                                                                     -------------   -------------
                                                                     -------------   -------------

    Effective January 22, 1999, the Company completed its acquisition of Antelope Valley Bank (see Note 20).

NOTE 3--CASH AND DUE FROM BANKS:

    The Bank is required to maintain average reserve balances with the Federal Reserve Bank. Included in cash and due from banks in the consolidated statement of financial condition are restricted amounts aggregating $788,000 and $1,779,000 at December 31, 1998 and 1997, respectively.

                   ELDORADO BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996

NOTE 4--INVESTMENT SECURITIES:

    At December 31, 1998 and 1997, the Company's investment portfolio is as follows:

                                                                           DECEMBER 31, 1998
                                                       ---------------------------------------------------------
                                                                           GROSS UNREALIZED         ESTIMATED
                                                         AMORTIZED     -------------------------      MARKET
                                                            COST          GAINS        LOSSES         VALUE
                                                       --------------  ------------  -----------  --------------
AVAILABLE FOR SALE:
U.S. Treasury........................................  $   42,753,000  $    673,000  $   --       $   43,426,000
U.S. Government agencies.............................      98,282,000        32,000     (356,000)     97,958,000
State and municipal securities.......................       4,495,000       --           (48,000)      4,447,000
Mortgage-backed securities...........................      35,621,000       159,000      --           35,780,000
Corporate bonds......................................      31,752,000       145,000     (109,000)     31,788,000
                                                       --------------  ------------  -----------  --------------
Total................................................  $  212,903,000  $  1,009,000  $  (513,000) $  213,399,000
                                                       --------------  ------------  -----------  --------------
                                                       --------------  ------------  -----------  --------------

                                                                                DECEMBER 31, 1997
                                                                --------------------------------------------------
                                                                                 GROSS UNREALIZED      ESTIMATED
                                                                  AMORTIZED    --------------------     MARKET
                                                                    COST         GAINS     LOSSES        VALUE
                                                                -------------  ---------  ---------  -------------
AVAILABLE FOR SALE:
U.S. Treasury.................................................  $  21,415,000  $  51,000  $  --      $  21,466,000
U.S. Government agencies......................................     13,460,000     --         --         13,460,000
State and municipal securities................................        615,000     --         --            615,000
Mortgage-backed securities....................................     30,725,000     --         (9,000)    30,716,000
Corporate bonds...............................................      1,038,000     --         --          1,038,000
                                                                -------------  ---------  ---------  -------------
Total.........................................................  $  67,253,000  $  51,000  $  (9,000) $  67,295,000
                                                                -------------  ---------  ---------  -------------
                                                                -------------  ---------  ---------  -------------

    Amortized cost and estimated market value of debt securities at December 31, 1998, by contractual maturity, are shown below.

                                                                                 ESTIMATED
                                                                 AMORTIZED         MARKET
                                                                    COST           VALUE
                                                               --------------  --------------
Due in one year or less......................................  $   20,099,000  $   20,125,000
Due after one year through five years........................     106,119,000     106,550,000
Due after five years through ten years.......................      44,746,000      44,755,000
Due after ten years..........................................      41,939,000      41,969,000
                                                               --------------  --------------
    Subtotal.................................................  $  212,903,000  $  213,399,000
                                                               --------------  --------------
                                                               --------------  --------------

    For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the weighted-average contractual maturities of the underlying collateral. The mortgage-backed securities may mature earlier than their weighted-average contractual maturities because of principal prepayments.

                   ELDORADO BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996

NOTE 4--INVESTMENT SECURITIES: (CONTINUED)
    Investment securities with an amortized cost of $24,339,000 and $15,019,000 and an estimated market value of $24,496,000 and $15,035,000 at December 31, 1998 and 1997, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

    Proceeds from sales and maturities of debt securities during 1998, 1997, and 1996 were $108,556,000, $110,403,000, and $56,627,000, respectively. Gross gains of $476,000, $308,000, and $-0- were realized on those transactions. Gross losses on sales totaled $4,000, $87,000, and $4,000 for 1998, 1997, and 1996,
respectively.

NOTE 5--LOANS AND LEASES:

    The loan and lease portfolio consists of the various types of loans and leases that are classified as held to maturity and available for sale. These loans and leases by major type are as follows:

                                                                        DECEMBER 31,
                                                               ------------------------------
                                                                    1998            1997
                                                               --------------  --------------
Commercial real estate.......................................  $  198,890,000  $  235,244,000
Residential real estate......................................     265,006,000     128,362,000
Real estate construction.....................................      30,045,000      30,651,000
Consumer.....................................................      68,344,000      62,323,000
Commercial...................................................      99,589,000     115,919,000
Land.........................................................      14,813,000       4,966,000
Direct financing leases......................................      88,875,000      40,819,000
                                                               --------------  --------------
                                                                  765,562,000     618,284,000
Less:
  Allowance for loan and lease losses........................      (7,304,000)     (9,395,000)
  Deferred loan fees and costs...............................      (3,973,000)     (3,006,000)
                                                               --------------  --------------
Loans and leases, net........................................  $  754,285,000  $  605,883,000
                                                               --------------  --------------
                                                               --------------  --------------

    The components of the Bank's direct financing lease receivable are summarized below:

                                                            DECEMBER 31,
                                                    -----------------------------
                                                        1998            1997
                                                    -------------   -------------
Future minimum lease payments.....................  $ 104,604,000   $  46,797,000
Residuals.........................................        699,000         796,000
Initial direct costs..............................      4,384,000       1,363,000
Unearned income...................................    (20,812,000)     (8,137,000)
                                                    -------------   -------------
    Total.........................................  $  88,875,000   $  40,819,000
                                                    -------------   -------------
                                                    -------------   -------------

                   ELDORADO BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996

NOTE 5--LOANS AND LEASES: (CONTINUED)
    An analysis of the activity in the allowance for loan and lease losses is as follows:

                                                           DECEMBER 31,
                                           ---------------------------------------------
                                               1998            1997            1996
                                           -------------   -------------   -------------
Balance at beginning of year.............  $   9,395,000   $   5,156,000   $     639,000
Balance acquired.........................       --             4,076,000       4,382,000
Provision for loan and lease losses......      4,272,000       1,495,000         515,000
Loans charged off........................     (7,897,000)     (2,503,000)       (650,000)
Loan recoveries..........................      1,534,000       1,171,000         270,000
                                           -------------   -------------   -------------
Balance at end of year...................  $   7,304,000   $   9,395,000   $   5,156,000
                                           -------------   -------------   -------------
                                           -------------   -------------   -------------

    At December 31, 1998, future minimum lease payments receivable are as follows:

1999..........................................................  $  36,274,000
2000..........................................................     30,570,000
2001..........................................................     21,380,000
2002..........................................................     12,406,000
2003..........................................................      3,974,000
Thereafter....................................................       --
                                                                -------------
Total.........................................................  $ 104,604,000
                                                                -------------
                                                                -------------

There are no contingent rental payments included in income for the year ended December 31, 1998.

    As of December 31, 1998 and 1997 there were no loans outstanding to directors, officers or entities with which each of these individuals are associated, which in aggregate exceed $60,000 per individual. In the opinion of management, all transactions entered into between the Bank and such related parties have been and are in the ordinary course of business, and made on the same terms and conditions consistent with the Bank's general lending policies for similar transactions with unaffiliated persons.

    The following table represents information relating to nonperforming and past due loans:

                                                         DECEMBER 31,
                                         ---------------------------------------------
                                             1998            1997            1996
                                         -------------   -------------   -------------
Nonaccrual, not restructured...........  $   5,611,000   $  10,589,000   $   5,483,000
90 days or more past due, not on
  nonaccrual...........................        790,000       4,638,000       1,314,000
Restructured loans.....................      3,336,000       2,779,000       2,200,000
                                         -------------   -------------   -------------
Total..................................  $   9,737,000   $  18,006,000   $   8,997,000
                                         -------------   -------------   -------------
                                         -------------   -------------   -------------

                   ELDORADO BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996

    At December 31, 1998 and 1997, loans aggregating $8,947,000 and $13,368,000, respectively, have been designated as impaired. The total allowance for loan losses related to these loans was $1,196,000 and $1,585,000 at December 31, 1998 and 1997, respectively.

    The average balance of impaired loans during 1998 and 1997 was $10,129,000 and $10,594,000, respectively. The Company is not committed to lending additional funds to debtors whose loans have been modified.

    With respect to the above nonperforming loans, the following table presents interest income actually earned and additional interest income that would have been earned under the original terms of the loans:

                                                YEARS ENDED DECEMBER
                                                        31,
                                                --------------------
                                                  1998       1997       1996
                                                ---------  ---------  ---------
Non-accrual loans:
  Income recognized...........................  $ 107,000  $  --      $  --
  Income foregone.............................    434,000    980,000    474,000
Restructured loans:
  Income recognized...........................    243,000    250,000     38,000
  Income foregone.............................     95,000     49,000      5,000

NOTE 6--MORTGAGE BANKING ACTIVITIES:

    The Bank originates and sells residential mortgage loans to secondary market investors subject to certain recourse provisions. At December 31, 1998 and 1997, the Bank had sold loans with recourse with an unpaid principal balance of $84,194,000 and $86,568,000, respectively. The Bank had recorded a reserve of $397,000 and $1,076,000, in connection with such sales at December 31, 1998 and 1997, respectively. During 1998 and 1997, the Bank added to this reserve $-0-and $2,021,000, respectively, and charged off $679,000 and $1,645,000, respectively to this account related to these repurchase obligations. In management's opinion, these reserves are adequate to absorb losses inherent in the outstanding recourse obligations.

NOTE 7--REAL ESTATE ACQUIRED THROUGH FORECLOSURE:

    An analysis of the activity in the allowance for losses on real estate acquired through foreclosure as of December 31, 1998 and 1997 is as follows:

                                                  DECEMBER 31,
                                              --------------------
                                                1998       1997       1996
                                              ---------  ---------  ---------
Balance at the beginning of year............  $ 452,000  $ 485,000  $ 320,000
Balance acquired............................     --         --        576,000
Provision charged to expense................     --        176,000     72,000
Balances related to properties sold.........     --       (209,000)  (483,000)
                                              ---------  ---------  ---------
Balance at the end of year..................  $ 452,000  $ 452,000  $ 485,000
                                              ---------  ---------  ---------
                                              ---------  ---------  ---------

                   ELDORADO BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996

NOTE 8 --PREMISES AND EQUIPMENT:

    Premises and equipment are summarized as follows:

                                                         DECEMBER 31,
                                                   ------------------------
                                                      1998         1997
                                                   -----------  -----------
Land.............................................  $ 2,041,000  $ 2,671,000
Buildings........................................    5,267,000    6,161,000
Furniture, fixtures and equipment................   11,759,000   12,822,000
Leasehold improvements...........................    4,958,000    5,007,000
Leasehold interests..............................      732,000      732,000
                                                   -----------  -----------
                                                    24,757,000   27,393,000
Less: Accumulated depreciation and
  amortization...................................  (15,125,000) (16,161,000)
                                                   -----------  -----------
Premises and equipment, net......................  $ 9,632,000  $11,232,000
                                                   -----------  -----------
                                                   -----------  -----------

    Depreciation and amortization of premises and equipment included in operating expense amounted to $2,100,000, $1,702,000, and $642,000 in 1998, 1997
and 1996, respectively.

NOTE 9--DEPOSITS:

    A summary of deposits is as follows:

                                                          DECEMBER 31,
                                                 -------------------------------
                                                      1998             1997
                                                 ---------------   -------------
Noninterest bearing:
  Checking.....................................  $   192,746,000   $ 205,998,000
  Bank controlled..............................        6,219,000       6,391,000
  Title and escrow.............................       60,220,000      76,670,000
  Custodial....................................        --                285,000
                                                 ---------------   -------------
                                                     259,185,000     289,344,000
Interest bearing:
  Savings......................................      294,549,000      98,465,000
  NOW and Super NOW............................      114,102,000      97,416,000
  Money market.................................       98,151,000      98,189,000
  Certificates of deposit $100,000 or
    greater....................................      105,775,000      82,076,000
  Other certificates...........................      161,976,000      99,713,000
                                                 ---------------   -------------
                                                     774,553,000     475,859,000
                                                 ---------------   -------------
Total deposits.................................  $ 1,033,738,000   $ 765,203,000
                                                 ---------------   -------------
                                                 ---------------   -------------

                   ELDORADO BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996

NOTE 9--DEPOSITS: (CONTINUED)
    A summary of certificates of deposit maturities at December 31, 1998:

1999..........................................................  $ 259,851,000
2000..........................................................      6,828,000
2001..........................................................        880,000
2002..........................................................        105,000
2003..........................................................         87,000
Thereafter....................................................       --
                                                                -------------
                                                                $ 267,751,000
                                                                -------------
                                                                -------------

    Interest expense for certificates of deposit in amounts of $100,000 or more was $5,987,000, $4,710,000, and $677,000 for the years ended December 31, 1998,
1997, and 1996, respectively.

NOTE 10--BORROWINGS:

MANDATORY CONVERTIBLE DEBENTURES

    In conjunction with the Bank Mergers on June 30, 1997, the Company assumed certain obligations of its subsidiary SDN Bancorp. Among these obligations were mandatory convertible debentures that totaled approximately $537,000. The debentures were mandatorily convertible at March 30, 1998 into the Company's common stock, at a rate equal to the lower of: (i) $52.50 per share (subject to certain anti-dilutive adjustments and the power of the Company's Board of Directors to reduce the conversion price), or (ii) the then current fair market value per share of the Company's common stock. At the Company's option, the debentures were redeemed on March 27, 1998 at 100% of par. The Company funded the redemption of the debentures by entering into a note payable with Dartmouth Capital Group, L.P. which matures on March 31, 2000. The note bears interest at 10.5% annually, with principal and interest payments payable in quarterly installments. At December 31, 1998, the outstanding principal balance on the note was $338,000.

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

                   ELDORADO BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996

NOTE 11--INCOME TAXES:

    The components of the income tax provisions (benefits) for the years ended December 31 are as follows:

                                                             YEARS ENDED DECEMBER 31,
                                                     -----------------------------------------
                                                         1998          1997          1996
                                                     ------------  ------------  -------------
Current:
  Federal..........................................  $  3,238,000  $  1,934,000  $     (38,000)
  State............................................       376,000       819,000          5,000
                                                     ------------  ------------  -------------
  Total current provision (benefit)................     3,614,000     2,753,000        (33,000)
Deferred:
  Federal..........................................     1,044,000       835,000     (1,276,000)
  State............................................       770,000        24,000       (194,000)
                                                     ------------  ------------  -------------
  Total deferred provision (benefit)...............     1,814,000       859,000     (1,470,000)
                                                     ------------  ------------  -------------
  Total income tax provision (benefit).............  $  5,428,000  $  3,612,000  $  (1,503,000)
                                                     ------------  ------------  -------------
                                                     ------------  ------------  -------------

    The amount of deferred tax assets (liabilities) resulting from each type of temporary difference are as follows:

                                                          DECEMBER 31,
                                                     ----------------------
                                                        1998        1997
                                                     ----------  ----------
Deferred tax liabilities:
  FHLB stock dividends.............................  $ (363,000) $ (216,000)
  Depreciation.....................................    (446,000)   (575,000)
  Bad debt reserve recapture.......................  (1,212,000) (1,860,000)
  Deferred loan costs..............................    (595,000)   (462,000)
  State taxes......................................     190,000     (17,000)
  Deferred lease acquisition cost..................  (1,966,000)   (611,000)
  Core deposits....................................    (502,000)   (525,000)
  Other............................................      --         (45,000)
                                                     ----------  ----------
  Total deferred tax liabilities...................  (4,894,000) (4,311,000)
                                                     ----------  ----------
Deferred tax assets:
  Provision for loan losses........................  $2,778,000  $4,216,000
  Accrued expenses.................................     453,000     181,000
  Other reserves...................................     156,000     248,000
  Real estate acquired through foreclosure.........     161,000     143,000
  NOL carryforward.................................     938,000   1,363,000
  General business credit..........................      --          77,000
  AMT credit.......................................      --         104,000
  Salary continuation payable......................     517,000     375,000
  Restricted stock.................................     451,000     226,000
  Accrued Legal....................................   1,121,000   1,134,000
  Refinance reserve................................     190,000     341,000
  Other............................................     412,000      --
                                                     ----------  ----------
  Total deferred tax assets........................   7,177,000   8,408,000
                                                     ----------  ----------
Net deferred tax asset.............................  $2,283,000  $4,097,000
                                                     ----------  ----------
                                                     ----------  ----------

                   ELDORADO BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996

NOTE 11--INCOME TAXES: (CONTINUED)
    As of December 31, 1998 and 1997, no valuation allowance was established against the recorded net deferred tax asset as, in management's opinion, it is more likely than not that such asset will be realized.

    The income tax provisions (benefits) varied from the federal statutory rate of 34% for 1998, 1997 and 1996, for the following reasons:

                                                                    YEARS ENDED
                                                                   DECEMBER 31,
                                                          -------------------------------
                                                            1998       1997       1996
                                                          ---------  ---------  ---------
Statutory federal expected tax rate.....................       34.0%      34.0%      34.0%
Increase in income taxes resulting from:
  State franchise tax (net of federal benefit)..........        7.9        8.4        7.5
  Goodwill..............................................       10.8       10.5       18.9
  Other.................................................        5.2        1.8       (0.4)
                                                                ---        ---  ---------
Effective tax rate......................................       57.9       54.7       60.0
Release of valuation allowance..........................     --         --         (242.8)
                                                                ---        ---  ---------
Total effective tax rate................................       57.9%      54.7%    (182.8)%
                                                                ---        ---  ---------
                                                                ---        ---  ---------

    At December 31, 1998 the Bank had federal net operating loss carryforwards of approximately $2,505,000, which expire in the years 2009 through 2011 and California net operating loss carryforwards of approximately $799,000 which will expire in the years 1999 through 2001.

    Use of these NOLs are subject to limitations imposed by the Internal Revenue Code Section 382, which restrict the use of NOLs in the event of a change in ownership. These limitations are not expected to impact the Company's ability to utilize these NOLs.

NOTE 12--SHAREHOLDERS' EQUITY:

LIBERTY ACQUISITION

    As of March 27, 1996, Dartmouth Capital Group, L.P. ("Partnership" or "DCG"), SDN's principal shareholder, invested approximately $13.4 million in SDN to fund the Liberty Acquisition. In exchange for that investment, SDN issued a total of 3,392,405 additional shares of SDN common stock at a price per share of $3.95, SDN's book value per share as of December 31, 1995. At the Partnership's direction, SDN issued 1,764,000 of those shares of common stock, in the aggregate, to certain limited partners of the Partnership (the "Direct Holders") and the remaining 1,628,405 shares of common stock directly to the Partnership. A total of 38,300 shares were issued to investment bankers involved in the Liberty Acquisition and an additional 1,400 shares were issued to the directors of Liberty at a price of $5.185 per share.

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

                   ELDORADO BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996

NOTE 12--SHAREHOLDERS' EQUITY: (CONTINUED)
COMMERCE ACQUISITION

    Prior to August 31, 1996, the Partnership invested approximately $14.5 million in SDN to fund the Commerce Acquisition. In exchange for that investment, SDN issued a total of 3,664,776 additional shares of SDN common stock at a price per share of $3.95 pursuant to a subscription agreement entered into in March 1996. At the Partnership's direction, SDN issued 1,080,000 of those shares of common stock, in the aggregate, to certain limited Direct Holders and the remaining 2,584,776 shares of common stock directly to the Partnership. A total of 161,357 additional shares were issued to other direct investors who invested in conjunction with the Commerce Acquisition and investment bankers involved in the Commerce Acquisition.

    Holders of SDN common stock were issued one share of Company common stock for each share held in SDN. A total of 4,327,606 shares of SDN common stock were outstanding prior to the 1996 Reorganization and the Commerce Acquisition. Holders of CSB common stock were issued 1,527,540 shares of Company common stock and received cash of approximately $14.1 million. An additional 58,212 shares of the Company's common stock and cash of approximately $346,000 are held in escrow pending final resolution of the SAIF recapitalization. As a result of legislation that recapitalized the SAIF, passed on September 30, 1996, the stock and cash escrows were distributed, with approximately $96,000 disbursed in cash and 16,151 common shares distributed.

ELDORADO ACQUISITION.

    Approximately $94.8 million of cash was necessary to pay the cash consideration to holders of Eldorado common stock and Eldorado stock options and Eldorado Acquisition-related expenses incurred by the Company, of which $14.0 million was funded from Eldorado's excess capital and $80.3 million was raised through the Company's sale, effective June 6, 1997, of Class B Common Stock, Special Common Stock, a Junior Subordinated Debenture (and, indirectly, Series A Capital Securities), Series B Preferred Stock and common stock warrants, as described below.

    CLASS B COMMON STOCK. In conjunction with the Eldorado Acquisition financing, the 9,697,430 shares of Company common stock, $.01 par value per share, outstanding immediately prior to the closing of the Eldorado Acquisition were redesignated as "Class B Common Stock," and the Company issued 4,248,431 additional shares of Class B Common Stock to various accredited investors for consideration, net of a 1% commitment fee, of $17,735,115.

    DCG, the Company's largest shareholder, purchased 1,012,244 of those shares of Class B Common Stock for aggregate consideration, net of a 1% commitment fee, of $4,419,793, of which $4.3 million initially was made in the form of a loan to the Company in December 1996 to fund an escrow account that would have been forfeited to Eldorado if the Company were unable to consummate the Acquisition financing. Peter H. Paulsen, a director of the Company, loaned $200,000 to the Company on the same terms as DCG. That $4.5 million was converted to shares of Class B Common Stock upon the consummation of the Acquisition at a purchase price of $4.40 per share less the 1% commitment fee, which was the same price at which the remaining shares of common stock and the Special Common Stock were sold by the Company to fund the acquisition.

    SPECIAL COMMON STOCK. The Company sold a total of 4,825,718 shares of Special Common Stock, $.01 par value per share (the "Special Common"), to DCG, Madison Dearborn Capital Partners II, L.P.,

                   ELDORADO BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996

NOTE 12--SHAREHOLDERS' EQUITY: (CONTINUED)
("MDP"), Olympus Growth Fund II, L.P., ("Olympus I"), and Olympus Executive Fund, L.P., ("Olympus II" and collectively with Olympus I, "Olympus") at a gross purchase price of $4.81 per share, representing an aggregate payment, net of a 1% commitment fee, of $22,984,570. Neither MDP nor Olympus is an affiliate of the other, and prior to their investment in the Company, neither was an affiliate of the Company or DCG.

    The Special Common Stock will be entitled to a liquidation preference over the Class B Common Stock if, in the case of a liquidation or a change in control of the Company the distribution per share of Common Stock is less than $4.81. With the exception of 927,826 shares of Non-Voting Special Common Stock issued to each of MDP and Olympus, the Special Common Stock will have one vote per share and will vote as a class with the Class B Common Stock. The Voting Special Common and the Class B Common Stock are hereinafter sometimes referred to as the "Voting Common Stock."

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

    SERIES B PREFERRED STOCK. The Company issued a total of 116,593 shares of 11.0% Series B Preferred Stock, $100 liquidation value per share (the "Series B Preferred"), to DCG, MDP and Olympus for an aggregate amount of $11,545,210, net of a 1% commitment fee.

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

    The Company also issued common stock warrants (collectively, the "Shattan Warrants") to The Shattan Group, LLC (and certain affiliates), which acted as the Company's placement agent for the sale of securities to MDP and Olympus. The Shattan Warrants, which were issued as of June 6, 1997 and July 15, 1997, respectively, entitle the holders thereof to purchase an aggregate of 482,433 shares of Class B Common Stock at an exercise price of $4.81 per share and expire on June 6, 2002 and July 15, 2002, respectively. The aggregate purchase price of the Shattan Warrants was $4,824.

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

REVERSE STOCK SPLIT

    Effective September 4, 1998, the Company declared a 1-for-2 reverse stock split of its common stock.

                   ELDORADO BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996

NOTE 13--EMPLOYEE BENEFIT PLANS:

401(k) RETIREMENT PLAN

    The Company has a retirement plan under Section 401(k) of the Internal Revenue Code. All employees of the Company are eligible to participate in the 401(k) plan if they are twenty-one years of age or older and have completed six months of service. Under the plan, eligible employees are able to contribute up to 15% of their compensation (some limitations apply to highly compensated employees). Company contributions are discretionary and are determined annually by the Board of Directors. The Company's contribution was approximately $391,000 for 1998 and $310,000 for 1997.

DEFINED BENEFIT PENSION PLAN

    The Company has employment agreements with two executive officers that provides for a defined benefit pension plan. Under the terms of the employment agreements, a fixed monthly benefit is payable in 180 equal installments upon reaching age 65. These employment agreements were acquired in conjunction with the Eldorado acquisition and the Company had no such plans prior to 1997. The defined benefit pension plan includes the following pension costs for the years ended December 31, 1998 and 1997:

                                                          YEARS ENDED DECEMBER
                                                                  31,
                                                          --------------------
                                                            1998       1997
                                                          ---------  ---------
Service cost of benefits earned during the year.........  $  31,568  $  43,342
Interest costs of projected benefit obligation..........     72,228     66,815
Recognized net actuarial loss...........................     13,469     --
Net amortization and deferral...........................     11,499     23,000
                                                          ---------  ---------
                                                          $ 128,764  $ 133,157
                                                          ---------  ---------
                                                          ---------  ---------

    An analysis of the activity in the projected benefit obligation is as follows:

                                                        YEARS ENDED DECEMBER 31,
                                                       ---------------------------
                                                           1998           1997
                                                       ------------   ------------
Benefit obligation at the beginning of the year......  $  1,073,749   $    879,000
Service cost.........................................        31,568         43,342
Interest cost........................................        72,228         66,815
Actuarial loss/(gain)................................        68,696         84,592
Benefits paid........................................       (50,917)       --
                                                       ------------   ------------
Benefit obligation at the end of the year............  $  1,195,324   $  1,073,749
                                                       ------------   ------------
                                                       ------------   ------------

                   ELDORADO BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996

NOTE 13--EMPLOYEE BENEFIT PLANS: (CONTINUED)
    An analysis of the funded status of the plan is as follows:

                                                       YEARS ENDED DECEMBER 31,
                                                       -------------------------
                                                          1998          1997
                                                       -----------   -----------
Actuarial present value of vested benefit
  obligation.........................................  $ 1,195,324   $ 1,073,749
                                                       -----------   -----------
                                                       -----------   -----------
Accumulated and projected benefit obligation.........  $ 1,195,324   $ 1,073,749
Plan assets at fair value............................      --            --
                                                       -----------   -----------
Projected benefit obligation in excess of plan
  assets.............................................    1,195,324     1,073,749
Unrecognized net (loss) gain.........................      (42,284)     (114,917)
Unrecognized prior service cost......................      --            (11,499)
                                                       -----------   -----------
Accrued pension and retirement cost included in
  accompanying consolidated financial statements.....    1,153,040       947,333
Additional minimum liability.........................       42,284       126,416
                                                       -----------   -----------
Required minimum liability...........................  $ 1,195,324   $ 1,073,749
                                                       -----------   -----------
                                                       -----------   -----------

    The projected benefit obligation was determined using a weighted-average assumed discount rate of 6.00% for the year ended December 31, 1998 and 7.00% for the year ended December 31, 1997. The benefit obligation is paid using Company assets upon the executive officers' death or retirement.

RESTRICTED STOCK PLAN

    During 1997, the Company's shareholders approved the adoption of a Restricted Stock Plan, providing for the issuance of common stock to the Company's current president, subject to restrictions on sale or transfer. The restrictions on sale or transfer expire over a period of four years which coincides with the president's retirement. Under this plan 213,778 restricted shares were issued with a market value of $2,012,000. This amount was recorded as unearned compensation and is shown as a separate component of shareholders' equity. Unearned compensation is being amortized to expense over the four year vesting period with expense of $503,000, and $503,000 recorded for 1998 and 1997, respectively.

    Whenever, during the term of employment of the Company's current president, the Company issues common stock or a common stock equivalent, the Company's president will be entitled to receive additional shares of restricted stock. The number of shares of restricted stock that will be issued to the Company's president will be equal to 3% of the sum of (x) the number of shares of common stock then to be issued by the Company or, in the case of the issuance of a common stock equivalent, the number of shares of common stock that such common stock equivalent may be converted into or exchanged for, and (y) the number of shares of restricted stock to be issued to the Company's president at that time.

STOCK OPTION PLAN

    In January 1997, the Company adopted the Option Plan pursuant to which the Company's Board of Directors or the Compensation Committee (the "Committee") may grant stock options to directors and certain officers of the Company or any of its subsidiaries. There are currently 728,600 shares of Class B Common Stock subject to the Option Plan. The Option Plan provides only for the issuance of so-called "nonqualified" stock options (as compared to incentive stock options). The options granted will vest over

                   ELDORADO BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996

NOTE 13--EMPLOYEE BENEFIT PLANS: (CONTINUED) four years, in half-year increments, with the first portion vesting on the 18-month anniversary of the date of grant. The Option Plan provides that unless the Committee otherwise determines, the options will have a six-year term, expiring on the sixth anniversary of the date of grant.

    A summary of transactions in the Option Plan for the two years ended December 31, 1998 follows:

                                                                               WEIGHTED AVERAGE
                                                      AVAILABLE    NUMBER OF    EXERCISE PRICE
                                                      FOR GRANT     SHARES         PER SHARE
                                                      ----------  -----------  -----------------
Balance at December 31, 1996........................      --          --              --
  Options granted...................................     339,300     389,300       $   10.97
                                                      ----------  -----------         ------
Balance at December 31, 1997........................     339,300     389,300           10.97
  Options granted...................................    (161,000)    161,000           14.12
  Options cancelled.................................      50,000     (50,000)          13.97
                                                      ----------  -----------         ------
Balance at December 31, 1998........................     228,300     500,300       $   11.69
                                                      ----------  -----------         ------
                                                      ----------  -----------         ------

    At December 31, 1998 29,959 shares were exercisable at prices ranging from $9.64 to $10.52 per share. These shares had a weighted average remaining contractual life of 4 years and a weighted average exercise price of $9.76.

    The maximum number of shares as to which options may be granted under the Option Plan is sometimes referred to as the "Option Pool." Until such time as the Company has Tier 1 Capital of $125.0 million or more, if the Company issues any additional common stock or common stock equivalents, the number of shares in the Option Pool automatically increases such that the number of shares in the Option Pool will be equal to 6% of the sum of (i) the shares of common stock (and common stock equivalents) issued and outstanding immediately following such issuance and (ii) the number of shares in the Option Pool. The Company had Tier 1 capital of $79.6 million at December 31, 1998.

    The Company applies APB Opinion 25 in accounting for its Options Plan, and accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under the methodology prescribed under SFAS 123, the Company's net earnings and earnings per share for 1998 and 1997 would have been reduced to the pro forma amounts indicated below. The per share weighted-average fair value of the stock options granted during 1998 and 1997 was $3.36 and $2.46, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes

                   ELDORADO BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996

NOTE 13--EMPLOYEE BENEFIT PLANS: (CONTINUED) option-pricing model with the following assumptions: expected dividend yield 0.0%, risk-free interest rate of 5.0%, an expected life of 6 years and expected volatility of 20%.

                                                                        1998          1997
                                                                    ------------  ------------
Net earnings:
  As reported.....................................................  $  3,952,000  $  2,990,000
  Pro forma.......................................................     3,736,000     2,434,000

Basic earnings per share:
  As reported.....................................................  $       0.29  $       0.15
  Pro forma.......................................................          0.27          0.11

Diluted earnings per share:
  As reported.....................................................  $       0.28  $       0.13
  Pro forma.......................................................          0.25          0.09

NOTE 14--CAPITAL ADEQUACY:

    The Bank is subject to various regulatory capital requirements established by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classifications are also subject to qualitative judgment by the regulators about components, risk weighting, and other factors.

    Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1998, that the Bank meets all capital adequacy requirements to which it is subject.

    As of December 31, 1998, the most recent notification from the Department of Financial Institutions (DFI) categorized the Bank as adequately capitalized under the regulatory framework for prompt corrective action. To be categorized as adequately capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

                   ELDORADO BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996

NOTE 14--CAPITAL ADEQUACY: (CONTINUED)
    The Bank's actual capital amounts and ratios are presented in the table below (dollars in thousands):

                                                      DECEMBER 31, 1998                              DECEMBER 31, 1997
                                        ----------------------------------------------  --------------------------------------------
                                                                   MINIMUM CAPITAL                               MINIMUM CAPITAL
                                                ACTUAL                 ADEQUACY                ACTUAL                ADEQUACY
                                        ----------------------  ----------------------  --------------------  ----------------------
                                           RATIO      AMOUNT       RATIO      AMOUNT      RATIO     AMOUNT       RATIO      AMOUNT
                                           -----     ---------     -----     ---------  ---------  ---------     -----     ---------
Tier 1 Capital:
  ELBI................................        8.22%  $  61,815         4.0%  $  30,080       8.85% $  55,600         4.0%  $  25,129
  EB..................................        8.29      62,329         4.0      30,074       8.91     55,886         4.0      25,089

Leverage Capital:
  ELBI................................        5.96%  $  61,815         3.0%  $  31,115       6.59% $  55,600         3.0%  $  25,311
  EB..................................        6.01      62,329         3.0      31,113       6.64     55,886         3.0      25,250

Total Capital:
  ELBI................................        9.19%  $  69,119         8.0%  $  60,169      10.18% $  64,014         8.0%  $  50,306
  EB..................................        9.26      69,633         8.0      60,158      10.16     63,749         8.0      50,196

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

    The contract or notional amounts of those instruments reflect the extent of the Company's involvement in particular classes of financial instruments. The following is a summary of the notional amounts of various off-balance sheet financial instruments entered into by the Company:

                                                                        DECEMBER 31,
                                                               ------------------------------
                                                                    1998            1997
                                                               --------------  --------------
Commitments to extend credit.................................  $  230,314,000  $  173,801,000
Standby letters of credit....................................  $    2,545,000  $    2,028,000
Put options to sell mortgage-backed securities...............  $   76,000,000  $   10,000,000
Forward commitments to sell mortgage-backed securities.......  $   94,000,000  $   26,000,000

    The Company is principally engaged in providing commercial loans and leases with interest rates that fluctuate with the various market indices and variable-rate real estate loans. These loans are primarily

                   ELDORADO BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996

NOTE 15--FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK: (CONTINUED) funded through short-term demand deposits and certificates of deposit with fixed rates. The contractual amounts of commitments to extend credit, standby and commercial letters of credit represent the amount of credit risk. Since many of the commitments and letters of credit are expected to expire without being drawn, the contractual amounts do not necessarily represent future cash requirements.

    Commitments to extend credit are agreements to lend to a customer as long as there are no violations of any conditions established in the contract. The Company evaluates the creditworthiness of each customer. The amount of collateral obtained, if deemed necessary by the Company upon the extension of credit, is based upon management's evaluation. Collateral varies, but may include securities, accounts receivable, inventory, personal property, equipment, income property, commercial and residential property. Commitments generally have fixed expiration dates or other terminal clauses and may require the payment of fees. The Company experiences interest rate risk on commitments to extend credit which are at fixed rates. There were no fixed rate commitments at December 31, 1998 or 1997.

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

    The Bank's policy is to hedge a portion of its loans held for sale and its commitments to originate loans against interest rate risk with forward commitments to sell, or put options on, mortgage-backed securities. Forward commitments are contracts for delayed delivery of securities in which the Bank agrees to make delivery at a specified future date of a specified security, at a specified price or yield. Put options convey to the Bank the right, but not the obligation, to sell the securities at a contractually specified price. Risks arise from the possible inability of counterparties to meet the terms of their contracts and from movements in securities' values and interest rates. The Bank tries to minimize these risks by dealing with only primary brokers and maintaining correlation with the asset or commitment being hedged. The Bank monitors its exposure through the use of valuation models provided by a financial advisory service. The unrealized losses on open forward contracts to sell mortgage-backed securities were $108,000 and $44,000 as of December 31, 1998 and 1997, respectively. There were no unrealized losses on open put options to sell mortgage-backed securities as of December 31, 1998 and 1997.

    Commitments to sell loans are agreements to sell loans originated by the Bank to investors. These commitments may be optional or mandatory. Under an optional commitment, a commitment fee is paid and the Bank carries no risk in excess of the loss of such fee in the event that the Bank is unable to deliver the loans into the commitment. Mandatory commitments may entail possible financial risk to the Bank if it is unable to deliver the loans in sufficient quantity or at sufficient rates for commitments which are at a fixed rate. There were commitments of $94,000,000 and $26,000,000 at December 31, 1998 and 1997.
At December 31, 1998 the commitments were a combination of fixed and adjustable rate loans with coupons ranging from 5.5% to 7.00% and with settlement dates ranging from January 14, 1999 to February 22, 1999. The Bank had closed loans at December 31, 1998 of $43,287,000 with which to satisfy those commitments and a pipeline of unclosed loans of $89,732,000 that, in management's opinion, will be sufficient to fulfill the balance of the commitment.

                   ELDORADO BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996

NOTE 16--DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS:

    Fair values for each class of financial instruments are as follows:

                                                  DECEMBER 31, 1998                   DECEMBER 31, 1997
                                          ---------------------------------   ---------------------------------
                                          CARRYING VALUE      FAIR VALUE      CARRYING VALUE      FAIR VALUE
                                          ---------------   ---------------   ---------------   ---------------
Financial Assets:
  Cash and Federal funds sold...........  $   109,280,000   $   109,280,000   $   121,030,000   $   121,030,000
  Investment securities.................      213,399,000       213,399,000        67,295,000        67,295,000
  Loans and leases receivable...........      516,729,000       513,331,000       522,054,000       527,736,000
  Mortgage loans held for sale..........      248,833,000       251,321,000        96,230,000        97,192,000

Financial Liabilities:
  Deposits..............................  $ 1,033,738,000     1,018,963,000   $   765,203,000   $   751,799,000
  Federal funds purchased...............        5,900,000         5,900,000         2,050,000         2,050,000
  Note payable to related parties.......          338,000           338,000         --                --
  Mandatory convertible debentures......        --                --                  537,000           537,000
  Subordinated debentures...............       27,657,000        27,657,000        27,657,000        27,657,000

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

    Fixed rate commercial and consumer loans are valued using a discounted cash flow model that assumes a prepayment rate of 10% and a discount rate of prime plus 50 basis points. These commercial and consumer loans were grouped into categories and the weighted average maturity and rate were used in computing the future cash flows. Leases are regularly sold into the secondary market and on average have sold at a premium of approximately 3%. To determine the fair value of leases, this potential sale premium was discounted to par to account for the delinquent leases that would not garner the same sale premium. Fixed rate residential mortgage loans were valued at par realizing that any premiums attributable to the performing portfolio would be offset by discounts in the delinquent portion of the portfolio.

    Variable rate loans were broken down by loan type and evaluated based upon the current weighted average rate of the loans in comparison to current market conditions. Premiums of up to 2% were applied to those groups of loans that had higher than market rates while loans at or below market were discounted.

                   ELDORADO BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996

NOTE 16--DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS: (CONTINUED) MORTGAGE LOANS HELD FOR SALE

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

NOTE PAYABLE TO RELATED PARTIES

    The note payable to related parties has a maturity of 15 months and is stated at cost.

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

                   ELDORADO BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996

NOTE 16--DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS: (CONTINUED) Forward Commitments to Sell Mortgage-Backed Securities--Fair value is based on quoted prices for financial instruments with identical or similar terms. The fair value of forward commitments to sell mortgage-backed securities is not material.

    Put Options to Sell Mortgage-Backed Securities--Fair value is derived from active exchange quotations. The fair value of put options to sell mortgage-backed securities is not material.

NOTE 17--COMMITMENTS AND CONTINGENCIES:

LITIGATION

    As of December 31, 1998, no litigation was pending against the Company itself. Eldorado Bank is the defendant in an action filed in 1994 by a former CSB loan production officer alleging wrongful termination, breach of contract, defamation and various other causes of action. In October 1997, a jury awarded the former employee $3.8 million in damages, including $2.0 million in punitive damages. The trial court subsequently reduced the award to $2.0 million, including $500,000 in punitive damages. In conjunction with this initial judgment, the Bank recorded a reserve for the full amount of the judgment. Both the Company and its former employee have filed appeals, with the former employee seeking to have the total amount of the jury's punitive damage award reinstated. Interest accrues on the judgment at the statutory rate of 10% and as of December 31, 1998 the judgment, including interest, was equal to $2.6 million. There can be no assurance, however, that the Company will not incur additional expense in connection with such matter or that an adverse outcome in the appeal will not have a material adverse effect on the Company's results of operations.

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

    A summary of noncancellable future operating lease commitments at December 31, 1998 is as follows:

1999...........................................................  $   2,575,000
2000...........................................................      2,434,000
2001...........................................................      1,806,000
2002...........................................................      1,431,000
2003...........................................................      1,322,000
Thereafter.....................................................      3,613,000
                                                                 -------------
                                                                 $  13,181,000
                                                                 -------------
                                                                 -------------

    It is expected that in the normal course of business, expiring leases will be renewed or replaced.

    Rent expense under all noncancellable operating lease obligations aggregated $2,554,000, $2,302,000 and $1,101,000 for the years ended December 31, 1998,
1997 and 1996, respectively.

                   ELDORADO BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996

NOTE 17--COMMITMENTS AND CONTINGENCIES: (CONTINUED)
DIVIDEND RESTRICTIONS

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

    The Company is a legal entity separate and distinct from the Bank. Substantially all of the Company's revenues and cash flow, including funds available for the payments of dividends and other operating expenses, consists of dividends paid to the Company by the Bank. There are statutory and regulatory limitations on the amount of dividends which may be paid to the Company by the Bank. Dividends payable by the Bank are restricted under California law to the lesser of the Bank's retained earnings, or the Bank's net income for the latest three fiscal years, less dividends previously declared during that period, or, with the approval of the DFI, to the greater of the retained earnings of the Bank, the net income of the Bank for its last fiscal year or the net income of the Bank for its current fiscal year. In connection with the Eldorado Acquisition, Eldorado Bank paid a dividend of $14 million, which exceeded the Bank's net income for the previous three fiscal years. As a result, the Bank must obtain the approval of the DFI with respect to the payment of any dividend up to the greater of the Bank's retained earnings, the net income of the Bank for its last fiscal year and the net income of the Bank for its current fiscal year. In no event can the Bank issue a dividend in excess of such amounts.

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

    The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") generally prohibits a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its holding company if the depository institution would thereafter be "undercapitalized" for regulatory purposes. Those regulations and restrictions may limit the Company's

                   ELDORADO BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996

NOTE 17--COMMITMENTS AND CONTINGENCIES: (CONTINUED) ability to obtain funds from the Bank for its cash needs, including funds for payment of interest and operating expenses and dividends.

NOTE 18--OPERATING SEGMENTS:

    The Company has determined that its reportable segments are the operations pertaining to mortgage banking ("Mortgage") and the operations pertaining to commercial and consumer banking ("Commercial and Consumer"). Commercial and Consumer includes the operations of the Company's equipment leasing division. The segment labeled "Other" primarily consists of the Company's administrative function which is responsible for investment and borrowing activities and other administrative services. The financial results of the Company's operating segments are presented on an accrual basis. There are no significant differences among the accounting policies of the segments as compared to the Company's consolidated financial statements. The Company evaluates the performance of its segments based on net interest income, non-interest income, net income and total assets. Funds are allocated as needed from Commercial Banking to Mortgage at a rate comparable to the prime rate less 2.25%.

                   ELDORADO BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996

NOTE 18--OPERATING SEGMENTS: (CONTINUED)
    The tables below present information about the Company's operating segments as of or for the years ended December 31, 1998, 1997 and 1996, respectively.

                                                                        1998
                                     ---------------------------------------------------------------------------
                                        MORTGAGE      COMMERCIAL AND CONSUMER       OTHER            TOTAL
                                     --------------  -------------------------  --------------  ----------------
Interest income....................  $   13,820,000       $    52,164,000       $    8,503,000  $     74,487,000
Interest expense...................           6,000            25,102,000            6,005,000        31,113,000
Internal allocation of funds.......     (11,802,000)           17,648,000           (5,846,000)        --
                                     --------------         -------------       --------------  ----------------
  Net interest income..............       2,012,000            44,710,000           (3,348,000)       43,374,000
Provision for loan and lease
  loss.............................        --                   4,272,000             --               4,272,000
Non-interest income................      12,225,000             8,003,000            1,327,000        21,555,000
Depreciation and amortization......         401,000               941,000            4,308,000         5,650,000
Other non-interest expense.........      10,783,000            21,806,000           13,038,000        45,627,000
                                     --------------         -------------       --------------  ----------------
Net income before taxes............       3,053,000            25,694,000          (19,367,000)        9,380,000
Provision for income taxes.........       1,282,000            10,792,000           (6,646,000)        5,428,000
                                     --------------         -------------       --------------  ----------------
Net income after taxes.............  $    1,771,000       $    14,902,000       $  (12,721,000) $      3,952,000
                                     --------------         -------------       --------------  ----------------
                                     --------------         -------------       --------------  ----------------
Segment assets.....................  $  256,240,000       $   525,231,000       $  404,379,000  $  1,185,850,000
                                     --------------         -------------       --------------  ----------------
                                     --------------         -------------       --------------  ----------------

                                                                         1997
                                       -------------------------------------------------------------------------
                                          MORTGAGE      COMMERCIAL AND CONSUMER       OTHER           TOTAL
                                       --------------  -------------------------  --------------  --------------
Interest income......................  $    6,588,000       $    44,418,000       $    2,489,000  $   53,495,000
Interest expense.....................           5,000            18,108,000            2,501,000      20,614,000
Internal allocation of funds.........      (5,349,000)            7,245,000           (1,896,000)       --
                                       --------------         -------------       --------------  --------------
  Net interest income................       1,234,000            33,555,000           (1,908,000)     32,881,000
Provision for loan and lease loss....        --                   1,495,000             --             1,495,000
Non-interest income..................       5,031,000             6,641,000            3,232,000      14,904,000
Depreciation and amortization........         408,000               723,000            3,085,000       4,216,000
Other non-interest expense...........       8,418,000            18,146,000            8,908,000      35,472,000
                                       --------------         -------------       --------------  --------------
Net income before taxes..............      (2,561,000)           19,832,000          (10,669,000)      6,602,000
Provision for income taxes...........      (1,076,000)            8,226,000           (3,538,000)      3,612,000
                                       --------------         -------------       --------------  --------------
Net income after taxes...............  $   (1,485,000)      $    11,606,000       $   (7,131,000) $    2,990,000
                                       --------------         -------------       --------------  --------------
                                       --------------         -------------       --------------  --------------
Segment assets.......................  $  119,550,000       $   520,994,000       $  261,811,000  $  902,355,000
                                       --------------         -------------       --------------  --------------
                                       --------------         -------------       --------------  --------------

                   ELDORADO BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996

NOTE 18--OPERATING SEGMENTS: (CONTINUED)

                                                                           1996
                                          -----------------------------------------------------------------------
                                            MORTGAGE      COMMERCIAL AND CONSUMER       OTHER          TOTAL
                                          -------------  -------------------------  -------------  --------------
Interest income.........................  $   1,646,000       $    16,847,000       $     859,000  $   19,352,000
Interest expense........................         11,000             7,398,000             235,000       7,644,000
Internal allocation of funds............     (1,081,000)            1,827,000            (746,000)       --
                                          -------------         -------------       -------------  --------------
  Net interest income...................        554,000            11,276,000            (122,000)     11,708,000
Provision for loan and lease loss.......       --                     545,000             (30,000)        515,000
Non-interest income.....................      1,785,000             2,712,000             402,000       4,899,000
Depreciation and amortization...........        123,000               287,000             500,000         910,000
Other non-interest expense..............      2,830,000             8,814,000           2,716,000      14,360,000
                                          -------------         -------------       -------------  --------------
Net income before taxes.................       (614,000)            4,342,000          (2,906,000)        822,000
Provision for income taxes..............       (258,000)               63,000          (1,308,000)     (1,503,000)
                                          -------------         -------------       -------------  --------------
Net income after taxes..................  $    (356,000)      $     4,279,000       $  (1,598,000) $    2,325,000
                                          -------------         -------------       -------------  --------------
                                          -------------         -------------       -------------  --------------
Segment assets..........................  $  88,127,000       $   249,568,000       $  99,365,000  $  437,060,000
                                          -------------         -------------       -------------  --------------
                                          -------------         -------------       -------------  --------------

                   ELDORADO BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996

NOTE 19--CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY:

    The following are condensed unconsolidated financial statements of Eldorado Bancshares, Inc..

                        CONDENSED STATEMENT OF CONDITION

                                                                                   DECEMBER 31,
                                                                   ---------------------------------------------
                                                                        1998            1997           1996
                                                                   --------------  --------------  -------------
Assets
  Cash and due from banks........................................  $      122,000  $      262,000  $   4,644,000
  Investments....................................................          38,000          38,000        408,000
  Investment in subsidiary.......................................      79,504,000      73,779,000     39,617,000
  Goodwill and other intangibles.................................      47,662,000      49,756,000        429,000
  Receivables and other assets...................................         178,000         176,000        210,000
                                                                   --------------  --------------  -------------
Total Assets.....................................................  $  127,504,000  $  124,011,000  $  45,308,000
                                                                   --------------  --------------  -------------
                                                                   --------------  --------------  -------------
Liabilities and Shareholders' Equity
  Guaranteed preferred beneficial interest in the Company's
    junior subordinated debentures...............................  $   28,513,000  $   28,513,000  $    --
  Accrued expenses...............................................         513,000         225,000       --
  Mandatory convertible debentures...............................        --               537,000       --
  Due to subsidiary..............................................        --              --               36,000
  Notes payable to related parties...............................         338,000        --            4,500,000
                                                                   --------------  --------------  -------------
Total liabilities................................................      29,364,000      29,275,000      4,536,000
                                                                   --------------  --------------  -------------
Shareholders' equity
  Preferred stock................................................      11,659,000      11,659,000       --
  Common stock...................................................          92,000         183,000         97,000
  Additional paid-in-capital.....................................      83,946,000      83,855,000     42,394,000
  Retained earnings (deficit)....................................       3,194,000         524,000     (1,736,000)
  Unearned compensation..........................................      (1,006,000)     (1,509,000)      --
  Unrealized gain on investments, net of tax.....................         255,000          24,000         17,000
                                                                   --------------  --------------  -------------
Total shareholders' equity.......................................      98,140,000      94,736,000     40,772,000
                                                                   --------------  --------------  -------------
Total liabilities and shareholders' equity.......................  $  127,504,000  $  124,011,000  $  45,308,000
                                                                   --------------  --------------  -------------
                                                                   --------------  --------------  -------------

                   ELDORADO BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996

NOTE 19--CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY: (CONTINUED)
                       CONDENSED STATEMENT OF OPERATIONS

                                                                             FOR THE YEARS ENDED DECEMBER 31,
                                                                         -----------------------------------------
                                                                             1998           1997          1996
                                                                         -------------  ------------  ------------
Income:
  Dividend from Bank...................................................  $   3,800,000  $  1,700,000  $    --
  Interest income......................................................        102,000        51,000         8,000
  Non-interest income..................................................         49,000       866,000       154,000
                                                                         -------------  ------------  ------------
  Total Income.........................................................      3,951,000     2,617,000       162,000

Expenses:
  Interest expense.....................................................      3,450,000     1,959,000       --
  Amortization of goodwill and intangibles.............................      2,574,000     1,537,000         6,000
  Non-interest expense.................................................      1,481,000     1,453,000       156,000
                                                                         -------------  ------------  ------------
  Total expense........................................................      7,505,000     4,949,000       162,000
Loss before taxes and equity in undistributed earnings of subsidiary...     (3,554,000)   (2,332,000)      --
Income tax benefit.....................................................      2,010,000     1,161,000       --
                                                                         -------------  ------------  ------------
Loss before equity in undistributed earnings of subsidiary.............     (1,544,000)   (1,171,000)      --
Equity in undistributed earnings of subsidiary.........................      5,496,000     4,161,000     2,325,000
                                                                         -------------  ------------  ------------
  Net income...........................................................  $   3,952,000  $  2,990,000  $  2,325,000
                                                                         -------------  ------------  ------------
                                                                         -------------  ------------  ------------

                   ELDORADO BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996

NOTE 19--CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY: (CONTINUED)
                       CONDENSED STATEMENT OF CASH FLOWS

                                                         FOR THE YEARS ENDED DECEMBER 31,
                                                       ------------------------------------
                                                          1998        1997         1996
                                                       ----------  -----------  -----------
Operating activities:
  Net income.........................................  $3,952,000  $ 2,990,000  $ 2,325,000
  Adjustments to reconcile net income to net cash
    (used in) provided by operating activities:
    Equity in earnings of subsidiary.................  (9,296,000)  (5,861,000)  (2,325,000)
    Accretion/amortization related to securities.....      --          --             1,000
    Dividends from subsidiary........................   3,800,000    1,700,000      --
    Loss on sale of securities, net..................      --            7,000      --
    Amortization of goodwill and other intangibles...   2,574,000    1,537,000      --
    Amortization of compensation expense.............     503,000      503,000      --
    Income taxes.....................................      15,000      109,000      --
    (Increase) decrease in other assets..............    (497,000)     163,000     (639,000)
    Increase (decrease) in other liabilities.........     291,000     (443,000)      35,000
                                                       ----------  -----------  -----------
Net cash (used in) provided by operating
  activities.........................................   1,342,000      705,000     (603,000)
                                                       ----------  -----------  -----------
Investing activities:
  Purchase of investment securities..................      --          --          (409,000)
  Purchase of CSB....................................      --          --       (20,327,000)
  Purchase of SDN Bancorp............................      --          --       (21,008,000)
  Merger of SDN Bancorp, net of cash received........      --           22,000      --
  Purchase of Eldorado, net of cash received.........      --      (80,815,000)     --
  Maturities/Sales of investment securities..........      --          404,000      --
                                                       ----------  -----------  -----------
Net cash used in investing activities................      --      (80,389,000) (41,744,000)
                                                       ----------  -----------  -----------
Financing activities:
  Issuance of capital securities.....................      --       27,657,000      --
  Issuance of preferred stock........................      --       11,659,000      --
  Issuance of Class B common stock...................      --       18,004,000   42,491,000
  Redemption of mandatory convertible debentures.....    (538,000)     --           --
  Net proceeds from issuance of notes payable........     338,000      --         4,500,000
  Issuance of special common stock...................      --       23,212,000      --
  Payment of dividends...............................  (1,282,000)    (730,000)     --
  Other borrowings...................................      --       (4,500,000)     --
                                                       ----------  -----------  -----------
Net cash provided by financing activities............  (1,482,000)  75,302,000   46,991,000
                                                       ----------  -----------  -----------
Net increase (decrease) in cash......................    (140,000)  (4,382,000)   4,644,000
Cash at beginning of year............................     262,000    4,644,000      --
                                                       ----------  -----------  -----------
Cash at end of year..................................  $  122,000  $   262,000  $ 4,644,000
                                                       ----------  -----------  -----------
                                                       ----------  -----------  -----------

                   ELDORADO BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996

NOTE 20--SUBSEQUENT EVENTS:

    Effective January 22, 1999, the Company completed the acquisition of Antelope Valley Bank ("Antelope"). The acquisition of Antelope was effected pursuant to an Agreement and Plan of Merger entered into between the Company and Antelope on September 22, 1998 (the "Acquisition Agreement"). At December 31, 1998, Antelope had assets of $211,700,000, deposits of $187,749,000 and shareholders' equity of $21,393,000. The Company issued 2,777,543 shares of Class B common stock to complete the merger with Antelope.

    The Antelope Acquisition was accounted for using the pooling of interest method of accounting in accordance with APB Opinion 16, "Business Combinations." Accordingly, the assets, liabilities and shareholders' equity of Antelope will be recorded on the books of the Company at their values as reported on the books of Antelope immediately prior to the consummation of the merger. No goodwill will be created in the merger with Antelope.

    The following table sets forth selected pro forma combined financial information of the Company and Antelope for the years ended December 31, 1998 and 1997. The pro forma operating data reflects the effect of the Antelope Acquisition as if it was consummated on January 1, 1997. The pro forma results are not necessarily indicative of the results that would have occurred had the acquisition actually occurred as of such date, nor are they necessarily indicative of the results of future operations.

                                                                                PRO FORMA COMBINED FOR
                                                                             YEAR ENDED DECEMBER 31, 1998
                                                                                      (UNAUDITED)
                                                                      -------------------------------------------
                                                                        ELDORADO       ANTELOPE       COMBINED
                                                                      -------------  -------------  -------------
Net interest income.................................................  $  43,374,000  $  10,999,000  $  54,373,000
Provision for loan and lease losses.................................      4,272,000      1,280,000      5,552,000
Net income before taxes.............................................      9,380,000      2,052,000     11,432,000
Net income..........................................................      3,952,000      1,462,000      5,414,000

Basic earnings per share............................................          $0.29          $0.53          $0.35
Diluted earnings per share..........................................          $0.28          $0.53          $0.33

                                                                                 PRO FORMA COMBINED FOR
                                                                              YEAR ENDED DECEMBER 31, 1997
                                                                                      (UNAUDITED)
                                                                       ------------------------------------------
                                                                         ELDORADO       ANTELOPE      COMBINED
                                                                       -------------  ------------  -------------
Net interest income..................................................  $  32,881,000  $  9,883,000  $  42,764,000
Provision for loan and lease losses..................................      1,495,000     1,054,000      2,549,000
Net income before taxes..............................................      6,602,000     2,342,000      8,944,000
Net income...........................................................      2,990,000     1,920,000      4,910,000

Basic earnings per share.............................................          $0.31         $0.69          $0.41
Diluted earnings per share...........................................          $0.26         $0.69          $0.37