Form 10-K405/A
period 1998-12-31
ELDORADO BANCSHARES INC
filed 1999-04-29
CIK 818633

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

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998       COMMISSION FILE NUMBER 2-76555

                            ------------------------

                           ELDORADO BANCSHARES, INC.
                     (Exact name of issuer in its charter)

                   DELAWARE                                 33-0720548
        (State or other jurisdiction of                  (I.R.S. Employer
         incorporation or organization                 Identification No.)

  24012 CALLE DE LA PLATA, SUITE 340, LAGUNA                  92653
                   HILLS, CA                                (Zip Code)
   (Address of principal executive offices)

        Issuer's telephone number, including area code:  (949) 699-4344

                            ------------------------

     Securities registered pursuant to Section 12 (b) of the Exchange Act:
                                      None

     Securities registered pursuant to Section 12 (g) of the Exchange Act:
                     Common Stock, par value $.01 per share

                            ------------------------

    Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    There were 14,095,969 shares of Common Stock outstanding at April 26, 1999. The aggregate market value of Common Stock held by non-affiliates at April 26, 1998 was approximately $5,371,000 based upon the closing price of $9.875 per share on April 26, 1999.

    Certain documents incorporated by reference:  None

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                                                                PAGE
                                                                                                                -----
PART III

Item 10.      Directors and Executive Officers of the Registrant...........................................           2

Item 11.      Executive Compensation.......................................................................           7

Item 12.      Security Ownership of Certain Beneficial Owners and Management...............................          15

Item 13.      Certain Relationships and Related Transactions...............................................          18

PART IV

Item 14.      Exhibits and Reports on 8-K..................................................................          19

Signatures.................................................................................................          21

PART III
ITEM 10.           DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The following table sets forth the directors of the Company and the executive officers of the Company and Eldorado Bank.

NAME                                     AGE                                  POSITION
------------------------------------  ---------  ------------------------------------------------------------------

Robert P. Keller....................         60  President, Chief Executive Officer and Director
John L. Gordon......................         48  Executive Vice President, Treasurer and Chief Financial Officer
Catherine C. Clampitt...............         37  Executive Vice President--SBA Lending
Gary A. Green.......................         40  Executive Vice President--Commercial Lending
Richard Korsgaard...................         57  Executive Vice President--Construction Loan Division and CRA
                                                   Officer
Henry T. McCaffrey..................         46  Executive Vice President and Chief Credit Officer
William D. Rast.....................         51  Executive Vice President--Mortgage Banking Division
Paul F. Rodeno......................         43  Executive Vice President--Operations
Ronald L. Wagner....................         52  Executive Vice President--Equipment Leasing Division
Curt A. Christianssen...............         38  Senior Vice President
Ernest J. Boch......................         71  Director
James A. Conroy.....................         38  Director
Edward A. Fox.......................         62  Chairman of the Board of Directors
Charles E. Hugel....................         70  Director
Mitchell A. Johnson.................         56  Director
K. Thomas Kemp......................         57  Director
Jefferson W. Kirby..................         36  Director
John B. Pettway.....................         36  Director
Henry T. Wilson.....................         38  Director
Paul R. Wood........................         45  Director

    ROBERT P. KELLER has served as President and Chief Executive Officer of the Company and its predecessor since September 1995. Mr. Keller also has served as Chairman, President and Chief Executive Officer of Eldorado Bank since June 1997, when Commerce Security Bank, Liberty National Bank, San Dieguito National Bank and Eldorado Bank were consolidated via mergers into Eldorado Bank, and Mr. Keller served in those same capacities at each of those institutions during the period between their acquisition by the Company and their consolidation into Eldorado Bank. Mr. Keller has served as Chairman and Chief Executive Officer of Antelope Valley Bank since its acquisition by the Company on January 22, 1999. From 1994 to 1995, Mr. Keller was President and Chief Executive Officer of Independent Bancorp of Arizona, Inc., a Nasdaq-listed bank holding company with assets of $1.8 billion, which was acquired by Norwest Corporation in February 1995. From October 1991 to June 1994, Mr. Keller served as President and Chief Executive Officer of New Dartmouth Bank, a privately-owned financial institution with assets of $1.7 billion, located in Manchester, New Hampshire, which was acquired by Shawmut National Corporation in 1994. From 1989 to 1991, he served as Chief Operating Officer of Dartmouth Bancorp, Inc., also located in Manchester, New Hampshire. During 1988 and 1989, Mr. Keller served as Executive Vice President and Chief Operating Officer of American Federal Bank in Dallas, Texas, which was created through the merger of 12 independent thrifts under the Southwest Plan. Prior to 1988, he served for 13 years as an officer of Indian Head Banks Inc. of New Hampshire (acquired by the Fleet/ Norstar Group Inc. in
1988), most recently as Executive Vice President and Chief Financial/Administrative Officer. Mr. Keller also serves on the boards of directors of Haverford Industries, LLC, Pennichuck Corporation and White Mountains Holdings, Inc. Mr. Keller serves as the President, Chief Executive

Officer and a director of Dartmouth Capital Group, Inc. ("DCG General Partner"), the sole general partner of DCG.

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

    ERNEST J. BOCH has been Chairman and Chief Executive Officer of Subaru of New England, Inc. since 1970. He is also the majority owner of Boch Oldsmobile, Toyota and Mitsubishi of Norwood as well as founder of Boch Broadcasting Corporation. Mr. Boch is also a director of the DCG General Partner.

    JAMES A. CONROY has been associated since 1990 with Olympus Partners, a private equity firm, and since December 1993, Mr. Conroy has acted as a general partner of Olympus Growth Fund II, L.P., which is a principal shareholder of the Company, Olympus Executive Fund, L.P. and other funds affiliated with Olympus Partners. Prior to 1990, Mr. Conroy was a management consultant with Bain & Company. Mr. Conroy serves on the board of directors of Frontier Vision Partners, L.P.

    EDWARD A. FOX was elected the non-executive Chairman of the Board of Directors of the Company on September 1, 1998. He is also currently the non-executive Chairman of SLM Holding Corp. in Reston, Virginia, the parent of Sallie Mae. From 1990 to his retirement in 1994, Mr. Fox served as Dean of the Amos Tuck School of Business at Dartmouth College in Hanover, New Hampshire. Prior to 1990, Mr. Fox was founding President and Chief Executive Officer of the Student Loan Marketing Association (Sallie Mae). Mr. Fox currently serves as a director of Delphi Financial Corp., Greenwich Capital Management Corp. and New England Life Insurance Company. Mr. Fox is also a director of the DCG General Partner.

    CHARLES E. HUGEL served as Chairman and Chief Executive Officer of Combustion Engineering, Inc. in Stamford, Connecticut from 1982 to 1990. Prior to joining Combustion Engineering, Inc., he spent 30 years with AT&T, most recently as an Executive Vice President. Mr. Hugel also served as a director of Nabisco, Inc. and its corporate successor, RJR/Nabisco, Inc., from 1978 to 1986. Mr. Hugel presently serves on the board of directors of Pitney-Bowes, Inc. Mr. Hugel is also a director of the DCG General Partner.

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

    K. THOMAS KEMP has served as President and Chief Executive Officer of Fund American Enterprises Holdings, Inc. (formerly Fireman's Fund Corporation) since October 1997. From January 1991 to

October 1997, Mr. Kemp served as Executive Vice President of Fund American. Mr. Kemp also has served as Chairman and Chief Executive Officer of White Mountains Holdings, Inc. since March 1997. From October 1994 to March 1997, Mr. Kemp served as President and Chief Executive Officer of White Mountains. Mr. Kemp serves on the boards of directors of Fund American, White Mountains, Financial Security Assurance, Ltd., Main Street America Holdings Inc., Murray Lawrence (Bermuda), Ltd. and Haverford Industries, LLC. Mr. Kemp is also a director of the DCG General Partner.

    JEFFERSON W. KIRBY has been employed by Alleghany Corporation since 1992 and was appointed Vice President in 1994. From 1987 to 1990, he was employed by Bankers Trust Company, and from 1990 to 1992, he was employed by BT Securities Corp., each an affiliate of Bankers Trust New York Corporation. Mr. Kirby also is a director of Alleghany Asset Management, Inc., Connecticut Surety Corporation, The Covenant Group, Inc. and The F.M. Kirby Foundation, Inc., a charitable organization, and a trustee of Lafayette College and the Peck School. Mr. Kirby is also a director of the DCG General Partner.

    JOHN B. PETTWAY is the Manager of The Haverford Group, LLC, an investment company located in Park City, Utah, and has also served as the Chief Financial Officer for High Plains Investments, LLC since October 1998. Mr. Pettway served as the Chief Financial Officer for both Haverford Industries, LLC and Byrne & sons, l.p., from July 1995 to October 1998. From June 1993 to June 1995, Mr. Pettway served as the Chief Financial Officer of Cirque Properties, LC. Prior to June 1993, Mr. Pettway was a practicing attorney at the firm of Adams & Associates in Alexandria, Virginia. Mr. Pettway serves as director of Haverford Industries, LLC and American Direct Business Insurance Agency, Inc. Mr. Pettway is also a director of the DCG General Partner.

    HENRY T. WILSON is the Managing Director of Northwood Ventures LLC and Northwood Capital Partners LLC, private equity investment firms based in Syosset, New York, with whom he has been associated since 1991. From 1989 to 1991, Mr. Wilson was a Vice President in the investment banking division of Merrill Lynch & Co. He serves on the boards of directors of Alliance National, Inc. and the Lion Brewery, Inc. Mr. Wilson is also a director of the DCG General Partner.

    PAUL R. WOOD has served since January 1993 as Vice President of Madison Dearborn Partners, Inc., a venture capital firm and the general partner of Madison Dearborn Capital Partners II, L.P., a principal shareholder of the Company. Mr. Wood was employed by First Chicago Venture Capital from August 1983 to January 1993, and the venture capital unit of Continental Illinois Bank from January 1978 to August 1983. Mr. Wood serves on the boards of directors of Hines Horticulture, Inc., Intercontinental Art, Inc. and Woods Equipment Company.

    Each of the members of the Board of Directors is generally elected at the Company's Annual Meeting of Shareholders to serve until the next Annual Meeting or until his successor is duly qualified and elected. Pursuant to the agreement providing for the Madison Dearborn and Olympus investments in connection with the acquisition of Eldorado Bancorp, the Company generally is obligated to nominate designees of Madison Dearborn and Olympus for election to the Company's Board of Directors. Nominees of each of Madison Dearborn (Paul R. Wood) and Olympus (James A Conroy) have been nominated and elected, and currently serve on the Company's Board of Directors. See "Directors and Executive Officers of the Registrant" and "Security Ownership of Certain Beneficial Owners and Management--Principal Shareholders."

COMMITTEES OF THE BOARD OF DIRECTORS

    AUDIT COMMITTEE.  The members of the Company's Audit Committee are Jefferson
W. Kirby (Chairman), Edward A. Fox and K. Thomas Kemp. The Audit Committee functions include reviewing the financial statements of the Company and its subsidiaries and the scope of the annual audit by the Company's independent certified public accountant and appointing the independent certified public accountant on an annual basis. The Committee also monitors the Company's internal financial and accounting controls.

    COMPENSATION COMMITTEE. The members of the Company's Compensation Committee are K. Thomas Kemp (Chairman), Edward A. Fox and Charles E. Hugel. The Compensation Committee reviews and makes recommendations to the Board of Directors on matters concerning the salaries and other employee benefits for the Company's officers.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    Mr. Kemp is the Chairman and Chief Executive Officer of White Mountain Holdings, Inc., of which Mr. Keller is a member of the Board of Directors.

DIRECTOR COMPENSATION

    The directors of the Company have not received any compensation for serving on the Board of Directors or any committee or attending meetings thereof. The Board of Directors expects to approve the payment of compensation to non-executive directors beginning July 1, 1999. The Company is currently reviewing the director compensation levels of banks and bank holding companies in its peer group. All directors receive reimbursement of reasonable expenses incurred in attending Board and committee meetings and otherwise carrying out their duties.

ITEM 11. EXECUTIVE COMPENSATION

    The following table sets forth information regarding the compensation received for the three fiscal years ended December 31, 1998 by the Chief Executive Officer and the five other most highly compensated executive officers of the Company (the "named executive officers"). All cash compensation was paid to the named executive officers by the Company.

                                                                        LONG-TERM COMPENSATION
                                                  ANNUAL                        AWARDS
                                               COMPENSATION             -----------------------
                                     ---------------------------------  RESTRICTED  SECURITIES
             NAME AND                  BASE                               STOCK     UNDERLYING       ALL OTHER
        PRINCIPAL POSITION             YEAR     SALARY($)   BONUS($)    AWARDS($)     OPTIONS     COMPENSATION($)
-----------------------------------  ---------  ---------  -----------  ----------  -----------  -----------------
Robert P. Keller...................       1998    300,000          --           --          --           5,000(1)
President and Chief                       1997    275,000          --    1,654,241(2)    364,300         4,750
Executive Officer                         1996    185,240          --      203,788(3)         --         1,316

John L. Gordon.....................       1998(4)    54,167         --          --      15,000              --
Executive Vice President,                 1997         --          --           --          --              --
Eldorado Bank                             1996         --          --           --          --              --
Chief Financial Officer

Catherine C. Clampitt..............       1998(5)   420,278         --          --       5,000           5,000(1)
Executive Vice President                  1997(6)   216,370         --          --          --          12,250
Eldorado Bank                             1996(7)    89,699         --          --          --           9,694
SBA Lending

Richard Korsgaard..................       1998    126,200          --           --          --           9,966(8)
Executive Vice President                  1997(9)   124,417      7,212          --          --           9,908
Eldorado Bank                             1996         --          --           --          --              --
Construction Lending

William D. Rast....................       1998 10)   155,823         --         --       5,000           2,028(11)
Executive Vice President                  1997         --          --           --          --              --
Eldorado Bank                             1996         --          --           --          --              --
Mortgage Division

Curt A. Christianssen..............       1998    130,000          --           --       5,000           3,900(1)
Senior Vice President                     1997    114,167          --           --      25,000           4,750
Director Corporate                        1996 12)    76,875                    --          --           2,316
Development

------------------------

 (1) Consists of an award under the Company's 401(k) retirement plan.

 (2) Based upon 187,982 shares issued at an estimated market value of $8.80 per share. See "Price Range of common stock and Dividend Policy." If dividends are paid on the common stock, Mr. Keller will receive dividends on his restricted stock. See "--Keller Employment Agreement--Restricted Stock Awards" for a discussion of both vesting and transferability restrictions.

 (3) Based upon 25,796 shares issued at an estimated market value of $7.90 per share. See "Price Range of common stock and Dividend Policy." If dividends are paid on the common stock, Mr. Keller will receive dividends on his restricted stock. See "--Keller Employment Agreement--Restricted Stock Awards" for a discussion of both vesting and transferability restrictions.

 (4) For the period August 3, 1998 to December 31, 1998. Mr. Gordon's current base salary is $130,000.

 (5) Includes base pay of $59,000 and commissions of $361,278.

 (6) Includes base pay of $51,501 and commissions of $164,869.

 (7) For the period April 1, 1996 to December 31, 1996.

 (8) Includes an award under the Company's 401(k) retirement plan of $3,966 and an auto allowance of $6,000.

 (9) For the period June 6, 1997 to December 31, 1997. Includes base pay of $72,917 and commissions of $51,500.

 (10) For the period February 10, 1998 to December 31, 1998. Mr. Rast's current base salary is $175,000, in addition to which he receives incentive compensation based upon the performance of the Mortgage Division.

 (11) Consists of reimbursement for a payment for temporary housing.

 (12) For the period April 1, 1996 to December 31, 1996.

KELLER EMPLOYMENT AGREEMENT

    CAPACITY AND TERM. In July 1996, the Company entered into an employment agreement with Mr. Keller that was effective retroactive to October 1, 1995. The Company has agreed to employ Mr. Keller as the Company's senior most executive officer, to nominate Mr. Keller to serve as a director of the Company and to cause Mr. Keller to be elected as a director of each of the Company's subsidiaries that is a depository institution or otherwise a "significant subsidiary," as defined under SEC regulations. Mr. Keller's employment agreement has a three-year term, ending on September 30, 2000, and will be renewed automatically for successive one-year periods unless either the Company or Mr. Keller gives the other notice at least one year prior to the end of the term or any extension thereof.

    BASE SALARY. Mr. Keller's base salary currently is $350,000. Mr. Keller's base salary under the employment agreement depends upon the Company's consolidated assets. For purposes of Mr. Keller's employment agreement, the Company's consolidated assets are calculated as of the end of each of the Company's fiscal quarters and are equal to the Company's average consolidated assets for the six month period then ended calculated on a daily basis in accordance with GAAP ("Average Consolidated Assets"), except that if the Company's consolidated assets as of the end of a fiscal quarter vary by more than 20 percent from the Average Consolidated Assets for the two consecutive quarters ended as of that date, the Company's consolidated assets as of that date are used for purposes of determining any adjustment to Mr. Keller's salary. If, subsequent to an increase in Mr. Keller's base salary, the amount of Average Consolidated Assets as of the end of any fiscal quarter is less than the most recently applied asset threshold for determining Mr. Keller's salary, Mr. Keller's base salary will be decreased, effective as of the beginning of the quarter next following the measurement date, in accordance with the salary schedule described above. If the Company's Average Consolidated Assets exceed $1.8 billion, Mr. Keller may request that the Compensation Committee of the Company's Board of Directors (the "Committee") consider and make a recommendation to the Company's Board of Directors whether it is appropriate to increase his annual salary. Mr. Keller's base salary, as so determined, is hereinafter referred to as his "Base Salary."

    RESTRICTED STOCK AWARDS. Mr. Keller's employment agreement generally obligates the Company to issue shares of restricted common stock (the "Restricted Stock") to Mr. Keller whenever, during the term of the agreement, the Company issues common stock or a Common Stock Equivalent (as defined in the employment agreement), including shares of common stock issued in the CSB and Eldorado Bancorp acquisitions. Pursuant to his employment agreement, Mr. Keller will no longer be eligible to receive additional shares of Restricted Stock at such time as the Company has Tier 1 capital in excess of $125.0 million. See "Supervision and Regulation" in Item 1 for a definition of of Tier 1 capital. The Company had Tier 1 capital of $81.1 million at March 31, 1999. In addition, Mr. Keller will not be entitled to receive any Restricted Stock as a consequence of the sale of common stock or a Common Stock Equivalent to DCG or director qualifying shares to any director of a subsidiary of the Company or the award of employee stock options or the issuance of common stock upon the exercise thereof.

    For so long as he is eligible, the number of shares of Restricted Stock that will be issued to Mr. Keller will be equal to 3% of the sum of (x) the number of shares of common stock then to be issued by the Company or, in the case of the issuance of a Common Stock Equivalent, the number of shares of common stock that such Common Stock Equivalent may be converted into or exchanged for, and (y) the number of shares of Restricted Stock to be issued to Mr. Keller at that time. As of April 29, 1999, Mr. Keller has been issued 359,386 shares of Restricted Stock.

    Subject only to restrictions on transferability and forfeiture conditions described below, Mr. Keller will have all the rights of a shareholder with respect to the Restricted Stock, including, without limitation, the right to vote the Restricted Stock and to receive any dividend or other distribution with respect thereto. Prior to the end of Restricted Period (described below), Mr. Keller may not sell, assign, transfer, pledge, hypothecate or otherwise encumber or transfer the Restricted Stock, except as permitted by the Compensation Committee. If Mr. Keller's employment under the employment agreement is terminated for cause (as defined in the employment agreement) prior to the end of the Restricted Period, or if Mr. Keller resigns from the Company during the Restricted Period without the consent of the Board of Directors of the Company, any Restricted Stock then outstanding will be forfeited to the Company without any payment to Mr. Keller.

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

    STOCK OPTION AWARDS. As provided in Mr. Keller's employment agreement, the Company's Board of Directors has adopted the 1997 Stock Option Plan (the "Option Plan") pursuant to which the Board of Directors or the Committee has granted stock options to Mr. Keller and others.

    Pursuant to Mr. Keller's employment agreement, promptly following the adoption of the Option Plan, the Company granted to Mr. Keller an option exercisable for a number of shares of common stock equal to 50.0% of the shares in the Option Pool (as defined herein). Mr. Keller's employment agreement further provides that if the Company increases the number of shares in the Option Pool, the Company will promptly grant to Mr. Keller an option exercisable for a number of shares of common stock equal to 50.0% of the amount such increase. See "--1997 Stock Option Plan" for a discussion of the extent to which the number of shares of common stock in the Options Pool will increase automatically. As of April 29, 1999, Mr. Keller has been issued options to purchase an aggregate of approximately 521,500 shares of common stock.

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

(d) provide that if Mr. Keller's employment is terminated by the Company other than for cause (as defined Mr. Keller's employment agreement), the stock option will continue to be exercisable until such date as it would have expired if Mr. Keller had continued to be employed by the Company; and (e) provide that upon a Change in Control of the Company (as defined in Mr. Keller's employment agreement), any stock option then outstanding will become fully exercisable. See "--1997 Stock Option Plan" for a discussion of the exercise price and vesting schedule structure of Mr. Keller's options.

    SUPPLEMENTAL RETIREMENT PROGRAM. Mr. Keller's employment agreement obligates the Company to provide supplemental retirement benefits through a nonqualified, unfunded arrangement equal up to 35% of Mr. Keller's average base salary after seven years of service. The supplemental retirement benefit accrues and vests annually at the rate of 5% per year. The supplemental retirement benefit will be paid monthly for ten years commencing upon (a) the later of Mr. Keller's retirement date or age 65 or (b) Mr. Keller's death, whichever occurs first. Any retirement benefits remaining unpaid at Mr. Keller's death will be paid to his designated beneficiary.

    BENEFITS UPON TERMINATION. Mr. Keller's employment agreement provides that if his employment is terminated by the Company without cause or by him due to a material change in the nature or scope of his responsibilities or duties, or a material breach by the Company of the employment agreement, the Company generally will be obligated to pay Mr. Keller his Base Salary for the remainder of the term of his employment agreement or 18 months, whichever is greater. During such period, the Company also would be obligated to continue certain employee benefits, such as life, health, accident and disability insurance coverage, which Mr. Keller was receiving immediately preceding his termination. In addition, upon the events described above, Mr. Keller's supplemental retirement benefits would become fully vested, and all options granted to Mr. Keller to purchase common stock will become fully vested and exercisable.

    If Mr. Keller's employment is terminated by the Company because Mr. Keller becomes disabled (as defined in the employment agreement), Mr. Keller will be entitled to receive not less than 50% of his then Base Salary until age 65. In addition, all of his options to purchase common stock will immediately become fully vested and exercisable.

    If Mr. Keller's employment agreement expires following a notice of non-renewal given by the Company, Mr. Keller would be entitled to the continuance for a period of six months of his Base Salary and the employee benefits that Mr. Keller was receiving immediately prior to such termination.

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

    Mr. Keller's employment agreement provides that a "change in control" will include the authorization of certain business combinations by the Company's Board of Directors. In general, a business combination involving the Company will not be deemed to be a change in control if the Company's shareholders own at least one-third of the resulting entity and at least half of the directors of the resulting entity are persons who were directors of the Company at the time the parties entered into the definitive agreement providing for the business combination.

OTHER EXECUTIVE EMPLOYMENT AGREEMENTS

    The Company also has entered into employment agreements with Catherine C. Clampitt, Executive Vice President, Richard Korsgaard, Executive Vice President and William D. Rast, Executive Vice President.

    Ms. Clampitt is employed by Eldorado Bank as Executive Vice President pursuant to a one year employment agreement, renewable annually (the "Clampitt Agreement"), entered into in July 1997. The Clampitt Agreement establishes a monthly base salary of approximately $5,000 per month, plus commissions based upon the volume of SBA 7(a) loan originations and fees generated by the sale of portions of SBA 504 loans. In the event Ms. Clampitt either is terminated by Eldorado Bank without cause or terminates the Clampitt Agreement for good reason (as defined in the Clampitt Agreement) following a change in control of the Company or Eldorado Bank, she will be entitled to receive a termination payment in an amount equal to 12 months pay, inclusive of commissions, for the prior 12 months of her employment. The Clampitt Agreement may not be terminated by an acquisition or dissolution of Eldorado Bank or the Company except in the event that proceedings for the liquidation of the Company or Eldorado Bank are commenced by regulatory authorities, in which case the Clampitt Agreement, and all rights and benefits thereunder, would be terminated.

    Mr. Korsgaard is employed by Eldorado Bank as Executive Vice President pursuant to a three-year employment agreement that expires October 19, 2001 (the "Korsgaard Agreement") and that will be renewed automatically for successive one-year periods unless either Eldorado Bank or Mr. Korsgaard gives the other notice at least one year prior to the end of the term or any extension thereof. The Korsgaard Agreement establishes a minimum base salary of $132,200. In the event Mr. Korsgaard is terminated by Eldorado Bank or any successor to Eldorado Bank without cause, he is entitled to receive a termination payment in an amount equal to the greater of the balance payable under the Korsgaard Agreement or twelve months of his then current base salary. The Korsgaard Agreement may not be terminated by an acquisition or dissolution of Eldorado Bank or the Company except in the event that proceedings for the liquidation of the Company or Eldorado Bank are commenced by regulatory authorities, in which case the Korsgaard Agreement, and all rights and benefits thereunder, would be terminated. A salary continuation program has been established for Mr. Korsgaard, under which Mr. Korsgaard (or, in the event of his death, his heirs) will receive $65,000 per year from Eldorado Bank for 15 years commencing upon his reaching age 65 or his death or disability, whichever first occurs.

    Mr. Rast's employment agreement with Eldorado Bank provides for an annual salary of $175,000 and bonus payments if the Mortgage Banking Division's income is greater than $1.0 million. The bonus payment will be $50,000 if the Division's net income is greater than $1.0 million but not greater than $2.0 million, $125,000 if the Division's net income is greater than $2.0 million but not greater than $3.0 million and the bonus will increase by $50,000 for each $1 million by which the Division's income exceeds $2.0 million up to a maximum bonus of $325,000.

    The Company or the Bank has entered into Severance Agreements (each a "Severance Agreement") with Messrs. Gordon, Rast and Christianssen concerning the ramifications of a change in control of the Company on the continued employment of each such officer. As used in the Severance Agreement, the term "change in control" has the same definition as in the Option Plan. Pursuant to and as detailed further in each Severance Agreement, if the terms of an officer's employment are significantly altered to the detriment of that officer within two years following a change in control, and the officer provides the requisite notice to Eldorado Bank or alternatively, if Eldorado Bank terminates the officer without cause within two years following a change in control, then the officer is entitled to a lump sum payment equal to one year's salary, less applicable taxes and withholdings. A precondition to such payment is the execution by the officer of a general release and confidentiality agreement.

1997 STOCK OPTION PLAN

    GENERAL. Pursuant to the Option Plan, the Company's Board of Directors or the Compensation Committee (the "Committee") may grant stock options to Mr. Keller and other officers of the Company or any of its subsidiaries, as well as to any director of any subidiary. The Option Plan provides only for the issuance of so-called "nonqualified" stock options (as compared to incentive stock options).

    OPTION POOL. The maximum number of shares as to which options may be granted is referred to as the "Option Pool." The Option Pool consists of approximately 1,043,000 shares of common stock. Until such time as the Company has Tier 1 Capital of $125.0 million or more, if the Company issues any additional common stock or common stock equivalents, the number of shares in the Option Pool automatically increases such that the number of shares in the Option Pool will be equal to 6% of the sum of (i) the shares of common stock (and common stock equivalents) issued and outstanding immediately following such issuance and (ii) the number of shares in the Option Pool. The Company had Tier 1 Capital of $81.1 million at March 31, 1999.

    EXERCISE PRICE STRUCTURE. The Option Plan authorizes the Committee to set the exercise price for each option grant. In the case of option grants to Mr. Keller, each portion of his award will have a separate, fixed exercise price as such portion vests over time. The exercise price for each separate tranche will increase progressively based upon a semi-annual compounding of a "base rate" using the five-year U. S. Treasury rate in effect at the date of grant. See, for example, "--Option Grants in Last Fiscal Year."

    VESTING SCHEDULE AND DURATION. The options granted to date, and any future grants, unless the Committee otherwise decides, will vest over four years, in half-year increments, with the first portion vesting on the 18-month anniversary of the date of grant. The Option Plan provides that unless the Committee otherwise determines, the options will have a six-year term, expiring on the sixth anniversary of the date of grant.

    ACCELERATION EVENT--EFFECT ON VESTING.

    MR. KELLER. Mr. Keller's options will become fully vested in connection with a change in control, which is defined in the Option Plan consistent with the definition of a change in control contained in Mr. Keller's employment agreement. In addition, Mr. Keller's options become fully-vested if the Company terminates his employment agreement without cause or if he terminates the agreement for cause. Mr. Keller's options also become fully-vested if he dies or becomes permanently disabled.

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

AGGREGATED FISCAL YEAR-END OPTION VALUES

    The following table shows certain information concerning the aggregate number of unexercised options to purchase common stock held by the named executive officers as of December 31, 1998. No options were exercised by the named executive officers during 1998.

                                                                      NUMBER OF                VALUE OF
                                                                     SECURITIES              UNEXERCISED
                                                                     UNDERLYING              IN-THE-MONEY
                                                                     UNEXERCISED              OPTIONS AT
                                                                     OPTIONS AT           DECEMBER 31, 1998
                                                                  DECEMBER 31, 1998    ------------------------
                                                                ---------------------        EXERCISABLE/
                                                                    EXERCISABLE/            UNEXERCISABLE
                                                                    UNEXERCISABLE
Robert P. Keller..............................................       25,792/338,508(1)        60,874/$329,402(2)
  President and Chief
  Executive Officer

John L. Gordon................................................             0/15,000(1)                   0/$0(2)
  Executive Vice President, Eldorado Bank

Catherine C. Clampitt.........................................              0/5,000(1)                   0/$0(2)
  Executive Vice President, Eldorado Bank

William Rast..................................................              0/5,000(1)                   0/$0(2)
  Executive Vice President, Eldorado Bank

Curt A. Christianssen.........................................         4,167/25,833(1)          6,172/$10,940(2)
  Senior Vice President

------------------------

(1) For information on the vesting schedule and exercise price per share see "--Option Grants in Last Fiscal Year."

(2) Because of the lack of an active trading market in the common stock, such calculation assumes a common stock value of $12.00 per share.

OPTION GRANTS IN LAST FISCAL YEAR

    The following table contains a summary of the grants of stock options made during the fiscal year ended December 31, 1998.

                                                                        INDIVIDUAL GRANTS
                                                     --------------------------------------------------------
                                                                                                                POTENTIAL
                                                                                                               REALIZABLE
                                                                                                                VALUE AT
                                                                                                                 ASSUMED
                                                                                                                 RATE OF
                                                                    % OF TOTAL                                 STOCK PRICE
                                                      NUMBER OF       OPTIONS                                  APPRECIATION
                                                     SECURITIES     GRANTED TO                                 FOR OPTION
                                                     UNDERLYING      EMPLOYEES       EXERCISE                   TERM (1)
                                                       OPTIONS       IN FISCAL         PRICE      EXPIRATION   -----------
NAME                                                   GRANTED         YEAR         ($/SH) (2)       DATE        5% ($)
---------------------------------------------------  -----------  ---------------  -------------  -----------  -----------
John L. Gordon.....................................      15,000            9.7%    13.36 /2,500      8/01/04        7,942
  Executive Vice President, Eldorado Bank                                          13.72 /2,500                     7,042
                                                                                   14.10 /2,500                     6,092
                                                                                   14.46 /2,500                     5,192
                                                                                   14.86 /2,500                     4,192
                                                                                   15.24 /2,500                     3,242
Catherine C. Clampitt..............................       5,000            3.2%    13.04 /833       12/31/03        2,533
  Executive Vice President, Eldorado Bank                                          13.38 /833                       2,250
                                                                                   13.76 /833                       1,934
                                                                                   14.14 /833                       1,617
                                                                                   14.54 /833                       1,284
                                                                                   14.94 /835                         953
William Rast.......................................       5,000            3.2%    13.36 /833        6/28/04        2,646
  Executive Vice President, Eldorado Bank                                          13.72 /833                       2,346
                                                                                   14.10 /833                       2,030
                                                                                   14.46 /833                       1,730
                                                                                   14.86 /833                       1,397
                                                                                   15.24 /835                       1,083
Curt A. Christianssen..............................       5,000            3.2%    13.04 /833       12/31/03        2,533
  Senior Vice President                                                            13.38 /833                       2,250
                                                                                   13.76 /833                       1,934
                                                                                   14.14 /833                       1,617
                                                                                   14.54 /833                       1,284
                                                                                   14.94 /835                         953



NAME                                                  10% ($)
---------------------------------------------------  ---------
John L. Gordon.....................................     21,253
  Executive Vice President, Eldorado Bank               20,353
                                                        19,403
                                                        18,503
                                                        17,503
                                                        16,553
Catherine C. Clampitt..............................      6,846
  Executive Vice President, Eldorado Bank                6,563
                                                         6,246
                                                         5,930
                                                         5,597
                                                         5,276
William Rast.......................................      7,081
  Executive Vice President, Eldorado Bank                6,782
                                                         6,465
                                                         6,165
                                                         5,832
                                                         5,529
Curt A. Christianssen..............................      6,846
  Senior Vice President                                  6,563
                                                         6,246
                                                         5,930
                                                         5,597
                                                         5,276

------------------------

(1) The potential realizable value of options granted to the named executive officers is based upon the market value of the common stock on the date of grant as determined by the Compensation Committee of the Company's Board of Directors on the various dates of grant.

(2) Absent a change in control of the Company, as defined in the Option Plan, each tranche of option shares will vest over four years, in half-year increments, with the first portion vesting on the 18-month anniversary of the date of grant. Upon a change in control, the exercisability of the option is accelerated to such date. Following a change in control, the exercise price with respect to any option shares exercised prior to their original vesting date shall equal the exercise price for those option shares that had a scheduled vesting date that was on or next preceding such exercise date.

OTHER BENEFIT PLANS

    The Company's executive officers are also entitled to short-term disability, life, medical and dental insurance and to participate in the Company's 401(k) retirement plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

    GENERAL.

                             PRINCIPAL SHAREHOLDERS

    The following table sets forth certain information as of April 29, 1999 regarding (i) persons who are beneficial owners of more than 5% of the outstanding equity securities of the Company, (ii) each director and each named executive officer of the Company, (iii) all of the directors and executive officers as a group and (iv) the selling shareholders.

                                                                                           SHARES OF COMMON STOCK
                                                                                             BENEFICIALLY OWNED
                                                                                         ---------------------------
                                                                                           COMMON
                                                                                           STOCK      PERCENTAGE(1)
                                                                                         ----------  ---------------
PRINCIPAL SHAREHOLDERS, DIRECTORS AND NAMED EXECUTIVE OFFICERS

Dartmouth Capital Group, L.P.
  Dartmouth Capital Group, Inc.(2).....................................................   1,978,536          14.0%

Ernest J. Boch(2)(3)...................................................................   1,574,014          11.2%
  Director

Madison Dearborn Capital
  Partners II, L.P.(4).................................................................   1,416,429          10.0%

Olympus Growth Fund II, L.P.
  Olympus Executive Fund, L.P.(5)......................................................   1,416,429          10.0%

Robert P. Keller(2)(6).................................................................     521,796           3.7%
  Director, President and Chief
  Executive Officer

John J. Byrne(2)(7)....................................................................     290,597           2.1%

James A. Conroy(8).....................................................................   1,416,429          10.0%
  Director

Mitchell A. Johnson(9).................................................................      69,491         *
  Director

Edward A. Fox(2)(10)...................................................................     318,748           2.3%
  Chairman

Jefferson W. Kirby(2)(11)..............................................................     299,500           2.1%
  Director

Charles E. Hugel(2)(12)................................................................     224,662           1.6%
  Director

K. Thomas Kemp(2)(13)..................................................................      32,130         *
  Director

John B. Pettway(2).....................................................................          --         *
  Director

Henry T. Wilson(2)(14).................................................................     277,870           2.0%
  Director

Paul R. Wood(15).......................................................................   1,416,429          10.0%
  Director

John L. Gordon.........................................................................       1,025         *
  Executive Vice President

                                                                                           SHARES OF COMMON STOCK
                                                                                             BENEFICIALLY OWNED
                                                                                         ---------------------------
                                                                                           COMMON
                                                                                           STOCK      PERCENTAGE(1)
                                                                                         ----------  ---------------
Catherine C. Clampitt..................................................................       1,300         *
  Executive Vice President
  SBA Lending Division

William D. Rast........................................................................          --         *
  Executive Vice President
  Mortgage Division

Richard Korsgaard......................................................................          --         *
  Executive Vice President
  Construction Loan Division and
  CRA Officer

Curt A. Christianssen(16)..............................................................       5,166         *
  Senior Vice President

All directors and executive officers as a group (19 persons). See notes (2), (6), (7)
  (8), (9), (10), (11), (12), (13), (14), (15), (16) and (17)..........................   6,158,488          43.2%

------------------------

   * Less than 1%

 (1) Based on an aggregate of 14,095,969 shares of common stock outstanding as of April 29, 1999.

 (2) Each of Messrs. Boch, Byrne, Fox, Hugel, Keller, Kemp, Kirby, and Wilson is a principal beneficial owner of the DCG General Partner or an affiliate of such an owner. Pursuant to the terms of a shareholder agreement, each is entitled to designate a director of the DCG General Partner. With the exception of Mr. Byrne, who has designated Mr. Pettway, each of the aforementioned principal beneficial owners of the DCG General Partner serves as a director thereof. As the sole general partner of DCG, the DCG General Partner exercises sole control over the voting and disposition of 1,900,636 shares of common stock held of record by DCG. The DCG General Partner also holds 9,000 shares directly. DCG and the DCG General Partner each have a business address c/o Eldorado Bancshares, Inc., 24012 Calle de la Plata, Suite 340, Laguna Hills, CA 92653.

 (3) Such number of shares does not include 674,582 shares of common stock owned indirectly by Mr. Boch as an investor in DCG, with respect to which he disclaims beneficial ownership. Mr. Boch's address is Subaru of New England, Inc., 95 Morse Street, Norwood, MA 02062.

 (4) Includes (i) 1,378,429 shares of common stock, stock and (ii) 38,000 shares issuable upon the exercise of a common stock warrant (assuming the fair market value of the common stock on the date of exercise equals $10.00 per share). The maximum number of shares for which the foregoing warrant could be exercised, if the market value of the common stock increased to (or above) $24.00 per share, is 599,167. The shares of common stock issuable upon exercise of the warrant may only be exercisable into shares of voting common stock if the percentage ownership of Madison Dearborn Capital Partners II, L.P. ("Madison Dearborn") of all outstanding voting securities of the Company would not exceed 9.9%. Otherwise, such warrant is exercisable for shares of non-voting common stock. Shares of non-voting common stock are convertible into shares of voting common stock at the election of the holder provided that following such conversion, the holder will beneficially own no more than 9.9% of the total shares of voting common stock outstanding. See "Description of Capital Stock" and "Certain Transactions." Madison Dearborn's sole general partner is Madison Dearborn Partners II, L.P., whose sole general partner is Madison Dearborn Partners, Inc. Several individuals, including Paul R. Wood, a director of the Company, may be deemed to be the beneficial owner of all of the securities owned by Madison Dearborn. Madison Dearborn's address is Three First National Plaza, Suite 3900, Chicago, IL 60602.

 (5) Includes (i) 1,378,429 shares of voting common stock, and (ii) 38,000 shares issuable upon the exercise of a common stock warrant (assuming the fair market value of the common stock on the date of exercise equals $10.00 per share). The maximum number of shares for which the foregoing warrant could be exercised, if the market value of the common stock increased to (or above) $24.00 per share, is 599,167. The shares of common stock issuable upon exercise of the warrant may only be exercisable into shares of voting common stock if Olympus' percentage ownership of all outstanding voting securities of the Company would not exceed 9.9%. Otherwise, such warrant is exercisable for shares of non-voting common stock. See "Description of Capital Stock" and "Certain Transactions." Shares of non-voting common stock are convertible into shares of voting common stock at the election of the holder provided that following such conversion, the holder will beneficially own no more than 9.9% of the total shares of voting common stock outstanding. Presentation has been combined for Olympus Growth Fund II, L.P. and Olympus Executive Fund, L.P. (collectively, "Olympus"), as the general partners of the limited partnerships (OGF II, L.P. and OEF, L.P., respectively) are under common control. Several individuals, including James A. Conroy, a director of the Company, may be deemed to be the beneficial owner of all of the securities owned by Olympus. Olympus's address is Metro Center, One Station Place, Stamford, CT 06902.

 (6) Includes (i) 75,903 shares of common stock, (ii) 359,386 shares of restricted stock issued to Mr. Keller pursuant to the terms of his employment agreement, and (iii) 86,507 shares of common stock subject to employee stock options exercisable within 60 days. Such number of shares does not include 93,833 shares of common stock owned indirectly by Mr. Keller as an investor in DCG, with respect to which he disclaims beneficial ownership.

 (7) Such number of shares does not include 135,911 shares of common stock owned indirectly by Mr. Byrne as an investor in DCG, with respect to which he disclaims beneficial ownership. Mr. Byrne's business address is 700 Bitner Street, Park City, UT 84098.

 (8) Consists entirely of securities held by Olympus. See Note 5 of this table, above. Mr. Conroy, indirectly through one or more companies, exercises joint voting and dispositive control over the shares of common stock owned of record by Olympus; however, he disclaims beneficial ownership of such shares.

 (9) Mr. Johnson is an investor in DCG and such number of shares does not include 29,061 shares of common stock owned indirectly by Mr. Johnson as an investor in DCG, with respect to which he disclaims beneficial ownership.

 (10) Such number of shares does not include 119,451 shares of common stock owned indirectly by Mr. Fox as an investor in DCG, with respect to which he disclaims beneficial ownership.

 (11) Such number of shares does not include 138,682 shares of common stock owned indirectly by Mr. Kirby as an investor in DCG, with respect to which he disclaims beneficial ownership.

 (12) Shares beneficially owned by Mr. Hugel are held of record by the Hugel Family Limited Partnership. Mr. Hugel has sole voting and dispositive power with respect to the shares. Such number of shares does not include 83,650 shares of common stock owned indirectly by the Hugel Family Limited Partnership as an investor in DCG, with respect to which it disclaims beneficial ownership.

 (13) Such number of shares does not include 16,069 shares of common stock owned indirectly by Mr. Kemp as an investor in DCG, with respect to which he disclaims beneficial ownership.

 (14) Includes (i) 225,406 shares and 51,564 shares of common stock held by Northwood Ventures LLC ("Northwood Ventures") and Northwood Capital Partners LLC ("Northwood Capital"), respectively, of which Mr. Wilson is a Managing Director and (ii) 900 shares held by Mr. Wilson directly. Mr. Wilson disclaims beneficial ownership of common stock held by Northwood Ventures and Northwood Capital. Such number of shares does not include (i) 84,316 shares and 21,130 shares of common stock owned indirectly by Northwood Ventures and Northwood Capital, respectively, and (ii) 1,823 shares held by Mr. Wilson in directly, as investors in DCG, with respect to which Northwood Ventures, Northwood Capital and Mr. Wilson disclaim beneficial ownership.

 (15) Consists entirely of securities held by Madison Dearborn. See Note 4 of this table, above. Madison Dearborn's sole general partner is Madison Dearborn Capital Partners II, whose sole general partner is Madison Dearborn Partners, Inc. Mr. Wood is an executive officer of Madison Dearborn Partners, Inc., however, he disclaims beneficial ownership of all such shares.

 (16) Includes (i) 1,000 shares of common stock and (ii) 4,166 shares of common stock subject to employee stock options exercisable within 60 days.

 (17) Includes 166,223 shares of common stock purchasable upon the exercise of warrants or options that are currently exercisable or may be exercisable within 60 days.

ITEM 13. CERTAIN TRANSACTIONS AND RELATED TRANSACTIONS

TRANSACTIONS WITH CERTAIN SHAREHOLDERS

    LOAN FROM DCG TO THE COMPANY. On March 27, 1998, DCG loaned to the Company $540,000, substantially all of which was used by the Company for the redemption on that date of certain subordinated debentures originally issued by the Company's predecessor, SDN. The promissory note evidencing the loan (the "DCG Note") was repayable in eight quarterly installments commencing June 30, 1998 and bearing interest at a fixed rate of 10.5%, which was equal to Eldorado Bank's prime rate plus 2.0% at the time of the DCG Note. The DCG Note was prepayable at any time without penalty. The Company repaid the DCG Note in full on April 12, 1999, using proceeds from the Company's public offering of Common Stock on the same date (the 'Offering')

    REDEMPTION OF SERIES B PREFERRED STOCK. On June 6, 1997, as part of the financing for the acquisition of Eldorado Bancorp, the Company issued shares of 11% Series B Preferred Stock, $100 liquidation value per share (the "Series B Preferred Stock"), having an aggregate liquidation amount of $11,659,300. All of the outstanding Series B Preferred Stock was held by two of the Company's principal shareholders (Madison Dearborn and Olympus) in substantially equal proportions. See "Principal Shareholders." The Series B Preferred Stock is redeemable pursuant to its terms at the Company's option, at a redemption price of 103% of its liquidation amount, plus accrued and unpaid dividends, or a total of $12,009,079 plus accrued and unpaid dividends. The Company redeemed all of the outstanding Series B Preferred Stock on April 12, 1999, contemporaneously with the closing of the Offering.

    CONVERSION OF SPECIAL COMMON STOCK. Most of the common stock held by Madison Dearborn and Olympus prior to the Offering was designated as "Special Common Stock" under the Company's Certificate of Incorporation and is currently entitled to a liquidation preference of $9.62 per share over the other common stock. Madison Dearborn and Olympus converted all of their Special Common Stock into common stock prior to the closing of the Offering which occurred on April 12, 1999.

    AMENDMENT OF SHAREHOLDER AGREEMENT. The Company is a party to a Shareholder Agreement, dated June 6, 1997 (the "Shareholder Agreement"), among itself, Madison Dearborn, Olympus, DCG and certain shareholders of the DCG General Partner. The Shareholder Agreement creates various rights in favor of, and obligations on, its parties with respect to their direct and indirect investments in the Company.

    Immediately prior to completion of the Offering, the parties to the Shareholder Agreement amended the Shareholder Agreement, eliminating most of its operative provisions. The material provisions that will remain in effect will provide as follows: (i) unless and until both Madison Dearborn and Olympus hold 9.9% or less of the common stock (treating any common stock equivalents that they hold as fully exercised), DCG may not transfer any common stock or distribute any common stock to DCG's partners if, as a result of that transfer or distribution, DCG would hold fewer shares of common stock than either Madison Dearborn or Olympus; (ii) neither Madison Dearborn nor Olympus will transfer any of its common stock (or warrants exercisable for common stock) without the prior approval of the Federal Reserve unless certain exceptions apply (which generally are intended to ensure that the transferee is not acquiring a substantial ownership interest in the Company without the approval of the Federal Reserve); and (iii) DCG will not sell any of its shares of common stock during a limited period before or after certain registered offerings of the shares of common stock held by Madison Dearborn and Olympus.

    NOMINATION OF DIRECTORS UNDER SECURITIES AGREEMENT. Pursuant to the agreement providing for the Madison Dearborn and Olympus investments in connection with the acquisition of Eldorado Bancorp, the Company generally is obligated to nominate designees of Madison Dearborn and Olympus for election to the Company's Board of Directors. Nominees of each of Madison Dearborn (Paul R.
Wood) and Olympus (James A Conroy) have been nominated and elected, and currently serve on the Company's Board of

Directors. See "Principal Shareholders." The Company's obligation will terminate when the amount of Company securities held by the applicable shareholder falls below certain pre-designated levels.

OTHER MATTERS

    Some of the executive officers of the Banks and their immediate families, as well as the companies with which such directors and executive officers are associated, are customers of, and have had banking transactions with one or both of the Banks in the ordinary course of the Banks' business, and the Banks expect to have such ordinary banking transactions with such persons in the future. In the Company's opinion, all loans and commitments to lend included in such transactions were made in compliance with applicable laws on substantially the same terms, including interest rates and collateral, as those prevailing for comparable transactions with other persons of similar creditworthiness and did not involve more than a normal risk of collectibility or present other unfavorable features. Although the Banks do not have any limits on the aggregate amount it would be willing to lend to directors and officers as a group, loans to individual directors and officers must comply with the Bank's lending policies and statutory lending limits. There were no loans to executive officers or directors of the Company at December 31, 1998.

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

      10.14  Amendment Number One to Employment Agreement by and between Eldorado Bank and
             William Rast (filed herewith)

       21.   Subsidiaries of the Registrant (filed as Exhibit 21 to the Company's Registration
             Statement on Form S-1 (File no. 333-61589))

       23.1  Consent of PricewaterhouseCoopers LLP (filed herewith)

       27    Financial Data Schedule (previously filed)

------------------------

*   Denotes Executive Compensation Plan or Arrangement

(b) Reports on Form 8-K.

    1)  None.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the issuer has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                ELDORADO BANCSHARES, INC.

Date: April 29, 1999            By           /s/ CURT A. CHRISTIANSSEN
                                     -----------------------------------------
                                               Curt A. Christianssen
                                               SENIOR VICE PRESIDENT