Form 10-Q
period 1999-03-31
ELDORADO BANCSHARES INC
filed 1999-05-17
CIK 818633

\


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For Quarterly Period Ended March 31, 1999

                         Commission file number 2-76555

                            ELDORADO BANCSHARES, INC.
                            -------------------------
             (Exact name of registrant as specified in its charter)

                     DELAWARE                               33-0720548
                     --------                               ----------
          (State or other jurisdiction of                (I.R.S. Employer or
           incorporation or organization)                Identification No.)


       24012 CALLE DE LA PLATA, SUITE 340, LAGUNA HILLS, CALIFORNIA   92653
       ------------------------------------------------------------   -----
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

Common Stock, $.01 par value       14,391,227 shares outstanding on May 14, 1999

                            ELDORADO BANCSHARES, INC.
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                                    FORM 10-Q

                                      INDEX



                                                                                Page

Part I - Financial Information

Item 1. Financial Statements

        Condensed Consolidated Statements of Condition -                            3
        March 31, 1999 and December 31, 1998

        Condensed Consolidated Statements of Operations                             5
        For the three months ended March 31, 1999 and 1998

        Condensed Consolidated Statements of Cash Flows -                           6
        For the three months ended March 31, 1999 and 1998

        Notes to the Condensed Consolidated Financial Statements                    8

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                                  11

Item 3. Quantitative and Qualitative Disclosures about Market Risk                 25


Part II - Other Financial Information

Item 1. Legal Proceedings                                                          28

Item 2. Changes in Securities and Use of Proceeds                                  28

Item 4. Submission of Matters to a Vote of Security Holders                        28

Item 5. Other Information                                                          28

Item 6. Exhibits and Reports on Form 8-K                                           28


                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            ELDORADO BANCSHARES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CONDITION
                      MARCH 31, 1999 AND DECEMBER 31, 1998



                                                    March 31,
                                                       1999            December 31,
                                                   (Unaudited)            1998
                                                 --------------     ----------------
                                                           (In thousands)
ASSETS

Cash and due from banks                           $    99,726           $   124,403
Federal funds sold                                     24,150                19,300
Investment securities available-for-sale              221,552               250,463
                                                  -----------           -----------
        Cash and investments                          345,428               394,166

Loans and leases                                      651,605               642,071
Mortgage loans held for sale                          168,174               248,833
Allowance for loan and lease losses                    (9,184)               (9,160)
                                                  -----------           -----------
        Net loans                                     810,595               881,744

Servicing sale receivable                               1,553                 1,182
Premises and equipment                                 12,051                12,383
Other real estate owned                                 1,123                 1,583
Goodwill and other intangibles                         66,600                67,378
Other assets                                           37,855                39,114
                                                  -----------           -----------

Total assets                                      $ 1,275,205           $ 1,397,550
                                                  -----------           -----------
                                                  -----------           -----------



            See notes to condensed consolidated financial statements

                            ELDORADO BANCSHARES, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CONDITION (CONTINUED)
                      MARCH 31, 1999 AND DECEMBER 31, 1998




                                                                March 31,
                                                                  1999             December 31,
                                                               (Unaudited)             1998
                                                              ------------       ---------------
                                                                            (In thousands)
LIABILITIES AND SHAREHOLDERS' EQUITY

Non-interest bearing deposits                                  $   304,927           $   313,891
Interest bearing deposits                                          792,908               907,596
                                                               -----------           -----------
        Total deposits                                           1,097,835             1,221,487

Federal funds purchased                                              5,544                 5,900
Notes payable to related parties                                       270                   338
Subordinated debentures                                             27,657                27,657
Accrued expenses and other liabilities                              24,464                22,685
                                                               -----------           -----------

Total liabilities                                                1,155,770             1,278,067


Preferred stock $.01 par value, 1,500,000 shares
    authorized, 116,593 issued and outstanding at
    March 31, 1999                                                  11,659                11,659
Common stock and additional paid in capital
    $.01 par value 35,000,000 shares authorized,
    12,036,457 issued and outstanding as of March 31, 1999          88,413                87,613
Retained earnings                                                   21,667                20,591
Unearned compensation                                               (1,681)               (1,006)
Accumulated other comprehensive income (loss)                         (623)                  626
                                                               -----------           -----------

Total shareholders' equity                                         119,435               119,483
                                                               -----------           -----------

Total liabilities and shareholders' equity                     $ 1,275,205           $ 1,397,550
                                                               -----------           -----------
                                                               -----------           -----------




            See notes to condensed consolidated financial statements

                            ELDORADO BANCSHARES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (UNAUDITED)



                                                                       Three Months Ended
                                                                            March 31,
                                                                   ----------------------------
                                                                      1999            1998
                                                                   ------------    ------------
                                                                    (In thousands,except per
                                                                         share amounts)

Interest and fee income on loans                                       $16,221          $18,060
Income from lease finance receivables                                    2,320            1,153
Interest and dividend income on securities                               3,379            1,460
Interest income on Federal funds sold                                      274              285
                                                                       -------          -------
        Total interest and fee income                                   22,194           20,958

Interest on deposits
        Interest bearing demand                                            378              484
        Money market                                                       967              999
        Savings                                                          3,373            1,601
        Time                                                             2,817            2,915
Interest on debentures                                                     813              828
Interest on Federal funds purchased                                        365              450
                                                                       -------          -------
        Total interest expense                                           8,713            7,277

Net interest income                                                     13,481           13,681

Provision for loan and lease losses                                        780            1,192

                                                                       -------          -------
Net interest income after provision for loan and lease losses           12,701           12,489

Service charges on deposit accounts                                      1,625            1,663
Gain on sale of loans                                                    3,120            2,527
SBA servicing                                                              596              622
Other non-interest income                                                1,111              856
                                                                       -------          -------
        Total non-interest income                                        6,452            5,668

Salaries and employee benefits                                           7,871            6,202
Expenses of premises and fixed assets                                    2,093            1,957
Amortization of goodwill and other intangibles                           1,024              874
Other non-interest expense                                               5,089            5,037
                                                                       -------          -------
        Total non-interest expense                                      16,077           14,070
                                                                       -------          -------
Income before taxes                                                      3,076            4,087
Income tax provision                                                     1,684            1,947
                                                                       -------          -------
Net income                                                             $ 1,392          $ 2,140
                                                                       -------          -------
                                                                       -------          -------

Preferred dividends                                                    $   316          $   316
Net income available to common                                         $ 1,076          $ 1,824

Earnings per share (basic)                                             $  0.09          $  0.15
Earnings per share (diluted)                                           $  0.09          $  0.15


            See notes to condensed consolidated financial statements

                            ELDORADO BANCSHARES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (UNAUDITED)


                                                                            Three Months Ended March 31,
                                                                              1999              1998
                                                                          --------------   ---------------
                                                                                  (In thousands)

OPERATING ACTIVITIES:
Net Income                                                                 $   1,392           $   2,140
Adjustments to reconcile net income to net cash
       Provided by operating activities:
       Provision for loan and lease losses                                       780               1,192
       Provision for loss on other real estate owned                              35                  --
       Depreciation and amortization                                           1,658               1,436
       Accretion of premium/discount on investments                              257                (659)
       (Gain) loss on sale of investment securities                             (264)                 30
       Loss on sale of real estate owned                                          34                 325
       Mortgage loans originated for sale                                   (374,440)           (396,302)
       Proceeds from sales of loans and servicing                            458,219             311,375
       Gain on sale of loans and servicing                                    (3,120)             (2,527)
       Net effect of changes in:
           Deferred loan origination fees                                        594                  --
           Loan and servicing sales receivable                                  (371)             (1,554)
           Accrued interest and other assets                                   1,138               1,730
           Accrued expenses and other liabilities                              1,779               2,961
                                                                           ---------           ---------
Net cash provided by (used in) operating activities                           87,691             (79,853)

INVESTING ACTIVITIES:
Proceeds from sale of real estate owned                                          391               1,120
Loans/Leases originated for portfolio net of principal repayments            (10,884)             (3,207)
Purchases of investment securities                                           (51,882)            (16,569)
Maturities/Sales of investment securities                                     77,623              20,894
Paydowns on investment securities                                              1,928               2,365
Purchases of premises and equipment                                             (302)               (299)
                                                                           ---------           ---------
Net cash provided by investing activities                                     16,874               4,304



            See notes to condensed consolidated financial statements

                            ELDORADO BANCSHARES, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                 FOR THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (UNAUDITED)


                                                            Three Months Ended March 31,
                                                                1999              1998
                                                           --------------   ---------------
                                                                    (In thousands)
FINANCING ACTIVITIES:
Net effect of changes in:
       Noninterest bearing deposits                         $  (8,964)          $   1,190
       Interest bearing deposits                             (114,688)             65,897
Other borrowings                                                 (424)             44,789
Payment of dividends                                             (316)               (316)
                                                            ---------           ---------
Net cash (used in) provided by financing activities          (124,392)            111,560

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS              (19,827)             36,011

CASH AND CASH EQUIVALENTS,
       BEGINNING OF PERIOD                                    143,703             145,819
                                                            ---------           ---------

CASH AND CASH EQUIVALENTS,
       END OF PERIOD                                        $ 123,876           $ 181,830
                                                            ---------           ---------
                                                            ---------           ---------


Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
       Interest                                             $   8,713           $   7,277
       Income Taxes                                         $     165           $     485



            See notes to condensed consolidated financial statements

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BASIS OF PRESENTATION

         This quarterly report contains or incorporates by reference certain forward-looking statements by the Company. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The accompanying financial information for Eldorado Bancshares, Inc. ("ELBI" or the "Company") has been prepared in accordance with the Securities and Exchange Commission rules and regulations for quarterly reporting and therefore does not necessarily include all information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. The interim financial data is unaudited; however, in the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. Certain reclassifications have been made in the 1998 financial information to conform to the presentation used in 1999. Results for the period ending March 31, 1999 are not necessarily indicative of results which may be expected for any other interim period or for the year as a whole. The information contained in this report should be read in conjunction with the Annual Report of ELBI on Form 10-K for the year ended December 31, 1998 and in particular the footnotes to the audited financial statements included therewith.

         On January 22, 1999, the Company completed the acquisition of Antelope Valley Bank. In connection with the acquisition, the Company issued to the shareholders of Antelope Valley Bank approximately 2.8 million shares of common stock. The acquisition was treated for accounting purposes as a pooling of interests. Accordingly, the financial information for prior periods contained herein has been restated to reflect the combined entities

RISKS AND UNCERTAINTIES

         In the normal course of its business, the Company encounters two significant types of risk: economic and regulatory. Economic risk is comprised of three components - interest rate risk, credit risk and market risk. The Company is subject to interest rate risk to the degree that its interest-bearing liabilities mature and reprice at different speeds, or on a different basis, than its interest-bearing assets. Credit risk is the risk of default on the Company's loan portfolio that results from the borrower's inability or unwillingness to make contractually required payments. Market risk results from changes in the value of assets and liabilities which may impact, favorably or unfavorably, the reliability of those assets and liabilities.

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

EARNINGS PER COMMON SHARE

         The number of common shares outstanding at March 31, 1999 was 12,036,457. Basic earnings per share is computed by dividing net income less dividends paid to preferred shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share gives effect to all potential issuances of common stock that would have caused basic earnings per share to be lower, as if the issuances had already occurred.

         At March 31, 1999, the Company had outstanding common stock purchase warrants entitling the holders to purchase a total of 2,241,217 shares of common stock and stock options entitling the holder to purchase a total of 536,300 shares of common stock. The Company's stock was listed on NASDAQ as of February 1, 1999. The Company estimated an average trading price per share of $11.00 in computing the diluted impact of the outstanding warrants and options for the three months ended March 31, 1999.

         The weighted average number of common shares used to compute basic earnings per share were 12,015,428 and 11,950,429 for the quarter ended March 31, 1999 and 1998, respectively. The average number of common shares used to compute diluted earnings per share was 12,333,657 and 12,451,710 for the quarter ended March 31, 1999 and 1998, respectively.

COMPREHENSIVE INCOME

         Effective January 1998, the company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This statement requires that all items recognized under accounting standards as components of comprehensive income be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. This Statement also requires that an entity classify items of other comprehensive income by their nature in an annual financial statement. For example, other comprehensive income may include foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gains and losses on marketable securities classified as available-for-sale. The Company's total comprehensive income was as follows:


                                           Three Months Ended
                                                March 31,
                                       -------------------------
                                         1999              1998
                                       -------          -------
                                            (In thousands)
Net income                             $ 1,392           $2,140
Other comprehensive income (loss)         (623)             626
                                       -------           ------

Total comprehensive income             $   769           $2,766
                                       -------           ------
                                       -------           ------



OPERATING SEGMENTS

         The Company has determined that its reportable segments are the operations pertaining to mortgage banking ("Mortgage") and the operations pertaining to commercial and consumer banking ("Commercial and Consumer"). Commercial and Consumer includes the operations of the Company's equipment leasing division. The segment labeled "Other" primarily consists of the Company's administrative function which is responsible for investment and borrowing activities and other administrative services. The financial results of the Company's operating segments are presented on an accrual basis. There are no significant differences among the accounting policies of the segments as compared to the Company's consolidated financial statements. The Company evaluates the performance of its segments based on net interest income, non-interest income, net income and total assets. Funds are allocated as needed from Commercial Banking to Mortgage at a rate comparable to the federal funds rate.



                                                                        Three Months Ended
                                                                         March 31, 1999
                                         ----------------------------------------------------------------------------
                                          MORTGAGE      COMMERCIAL AND CONSUMER         OTHER               TOTAL
                                         ------------ ----------------------------  --------------     ----------------
Interest income                            $   3,044           $ 16,184              $   2,966           $   22,194
Interest expense                                  --              7,003                  1,710                8,713
Internal allocation of funds                  (2,415)             4,492                 (2,077)                  --
                                           ---------           --------              ---------           ----------
     Net interest income (expense)               629             13,673                   (821)              13,481
Provision for loan and lease losses               --                780                     --                  780
Non-interest income                            2,793              3,224                    435                6,452
Non-interest expense                           3,534              8,864                  3,679               16,077
                                           ---------           --------              ---------           ----------
Net income (loss) before taxes                  (112)             7,253                 (4,065)               3,076
Provision (benefit) for income taxes             (47)             3,056                 (1,325)               1,684
                                           ---------           --------              ---------           ----------
Net income (loss)                          $     (65)          $  4,197              $  (2,740)          $    1,392
                                           ---------           --------              ---------           ----------
                                           ---------           --------              ---------           ----------
Segment assets                             $ 176,953           $757,235              $ 341,017           $1,275,205
                                           ---------           --------              ---------           ----------
                                           ---------           --------              ---------           ----------




                                                                  Three Months Ended
                                                                    March 31, 1998
                                         -----------------------------------------------------------------------------
                                          MORTGAGE      COMMERCIAL AND CONSUMER         OTHER               TOTAL
                                         ------------  ---------------------------  --------------     ----------------
Interest income                            $   2,971           $ 16,922              $   1,065           $   20,958
Interest expense                                  --              5,999                  1,278                7,277
Internal allocation of funds                  (2,620)             3,235                   (615)                  --
                                           ---------           --------              ---------           ----------
     Net interest income (expense)               351             14,158                   (828)              13,681
Provision for loan and lease losses               --              1,192                     --                1,192
Non-interest income                            2,502              2,985                    181                5,668
Non-interest expense                           2,081              8,349                  3,640               14,070
                                           ---------           --------              ---------           ----------
Net income (loss) before taxes                   772              7,602                 (4,287)               4,087
Provision (benefit) for income taxes             324              3,101                 (1,478)               1,947
                                           ---------           --------              ---------           ----------
Net income (loss)                          $     448           $  4,501              $  (2,809)          $    2,140
                                           ---------           --------              ---------           ----------
                                           ---------           --------              ---------           ----------
Segment assets                             $ 211,023           $712,160              $ 285,739           $1,208,922
                                           ---------           --------              ---------           ----------
                                           ---------           --------              ---------           ----------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

         This information should be read in conjunction with the consolidated financial statements and the notes thereto of Eldorado Bancshares Inc. ("ELBI" or the "Company") included in Item 1 of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 1998 contained in the 1998 Annual Report of ELBI on Form 10-K.

         Except for the historical information contained herein, the following discussion contains forward looking statements that involve risks and uncertainties. ELBI's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not specifically limited to, changes in regulatory climate, shifts in interest rate environment, change in economic conditions of various markets ELBI serves, as well as the other risks detailed in this section, and in the sections entitled Results of Operations, Capital Resources and Liquidity and Interest Sensitivity, and those discussed in ELBI's Form 10-K for the year ended December 31, 1998, including without limitation those sections entitled Supervision and Regulation, Capital Resources and Liquidity.

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

         Prior to September 1995, the predecessor to the Company, SDN Bancorp, Inc., owned a single bank, San Dieguito National Bank ("San Dieguito"), with approximately $56 million in assets. At that time, San Dieguito was categorized as "critically undercapitalized" by federal regulators. In September 1995, SDN and San Dieguito were recapitalized by Dartmouth Capital Group, L.P. ("DCG"), a bank holding company organized by Mr. Keller. Following the recapitalization, Mr. Keller assumed control of the Company, installed new management and began implementing policies and improve the Company's asset quality and operating performance.

         Since September 1995, Eldorado has acquired four banks in California with combined assets of approximately $1.0 billion. The following table summarizes certain data regarding those acquisitions, including the assets size of the acquired bank as of the end of the quarter immediately preceding the acquisition.



                                                                        PRINCIPAL COUNTY              ASSETS
ACQUIRED BANK                             ACQUISITION DATE              OF ACQUIRED BANK             ACQUIRED
-------------                      -------------------------------   ------------------------    -----------------
                                                                                                  (IN MILLIONS)
Liberty National Bank              March 31, 1996                    Orange                           $146
Commerce Security Bank             September 30, 1996                Sacramento                        229
Eldorado Bank                      June 6, 1997                      Orange                            404
Antelope Valley Bank               January 22, 1999                  Los Angeles                       212


         Other than the Antelope transaction, each acquisition was accounted for using the purchase method of accounting for business combinations. Effective June 30, 1997, the Company consolidated into Eldorado Bank the respective operations of San Dieguito, Liberty National Bank and Commerce Security Bank. Antelope Valley Bank continues to operate as a separate subsidiary of the Company.

         Through its two operating subsidiaries, Eldorado Bank and Antelope Valley Bank (collectively referred to as the "Banks"), the Company offers a broad range of commercial banking products and services to small and medium-sized businesses and retail customers from 24 full service offices located primarily in Southern California and the Sacramento area of Northern California. Eldorado also operates eight loan production offices, four of which are located in California and four of which are located in other western states.

SUBSEQUENT EVENT

         In April 1999, in an underwriting managed by Keefe, Bruyette & Woods Inc., the Company completed the public offering of an aggregate of 2,286,400 shares of Common Stock. The net proceeds to the Company were equal to $21.3 million. The company used $12.0 million to redeem all of its outstanding 11% Series B Preferred Stock with an aggregate liquidation value of $11.7 million. In addition, the company repaid indebtedness in the amount of $338,000 to one of its principal shareholders, DCG. The remaining net proceeds of the offering will be used for general purposes, including investment in the Banks, which will enable the Banks to increase their interest-earning assets.

FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998

OVERVIEW

         The Company generated net income of $1.4 million for the quarter ended March 31, 1999. This represents a decrease of $738,000, or 34.7%, over net income of $2.1 million for the quarter ended March 31, 1998. The decrease in net income resulted primarily from an increase in non-interest expense partially offset by an increase in non-interest income and a reduction in the provision for loan and lease losses. Contributing to the increase in operating expenses was the costs associated with the acquisition of Antelope Valley Bank.

         The table below summarizes basic and diluted earnings per share data:


                                                                  Three Months Ended
                                                                     March 31,
                                              --------------------------------------------------------
                                                        1999                          1998
                                                        ----                          ----
                                                BASIC         DILUTED          BASIC           DILUTED
                                                -----         -------          -----           -------

Earnings per share                             $0.090          $0.087          $0.151          $0.147
Earnings per share, excluding
   costs associated with Antelope
   Valley Bank acquisition                     $0.144          $0.140          $0.151          $0.147
Earnings per share, excluding
   goodwill amortization                       $0.175          $0.170          $0.224          $0.218
Earnings per share, excluding
   goodwill amortization costs
   associated with Antelope
   Valley Bank acquisition                     $0.229          $0.223          $0.224          $0.218



         For the quarter ended March 31, 1999, the Company generated a return on average assets of 0.44%, compared to a return of 0.79% for the quarter ended March 31, 1998. The Company generated a return on average equity of 4.68% for the quarter ended March 31, 1999, compared to a return of 7.49% for the quarter ended March 31, 1998.

RESULTS OF OPERATIONS

NET INTEREST INCOME AND NET INTEREST MARGIN

         Net interest income, the difference between the interest income generated from interest-earning assets and the interest paid for interest-bearing liabilities, continues to be the Company's primary source of revenue. The Company's net interest income totaled $13.5 million for the quarter ended March 31, 1999. This represented a decrease of $200,000, or 1.5%, from net interest income of $13.7 million for the quarter ended March 31, 1998. The decrease resulted as the $1.4 million increase in total interest expense was greater than the $1.2 million increase in total interest income. The increase in interest expense was the result of an increase in the level of interest bearing liabilities partially offset by a decrease in the average cost of interest bearing liabilities. The increase in total interest income was the result of an increase in average earning assets partially offset by a decrease in the yield on average earning assets.

         The net interest margin is equal to the net interest income for the quarter, annualized and then expressed as a percent of average earning assets. The Company's net interest margin decreased to 4.95% for the quarter ended March 31, 1999, compared to 6.24% for the quarter ended March 31, 1998. The decrease in the net interest margin was a result of a decrease in the yield on earning assets combined with a smaller decrease in the cost of interest bearing liabilities.

         For the quarter ended March 31, 1999, the Company generated total interest income of $22.2 million, on average earning assets of $1.1 billion resulting in an average yield of 8.15%. This compares to total interest income of $21.0 million, on average earning assets of $889.0 million resulting in an average yield of 9.56% for the quarter ended March 31, 1998. The $1.2 million, or 5.9%, increase in total interest income resulted as the increase in average earning assets was proportionately greater than the decrease in the yield on average earning assets. A 75 basis point decrease in the prime lending rate in the fourth quarter of 1998 and a greater concentration of earning assets allocated to the mortgage loans held for sale, which typically have lower yields, contributed to the decrease in the yield on average earning assets for the most recent quarter.

         For the quarter ended March 31, 1999, the Company's interest expense totaled $8.7 million, on average interest bearing liabilities of $855.1 million, for an average cost of 4.13%. This compares to total interest expense of $7.3 million, from average interest bearing liabilities of $678.8 million, for an average cost of 4.35% for the quarter ended March 31, 1998. The increase in the average interest bearing liabilities was the result of greater reliance on time deposits and title company related savings deposits for the most recent quarter.

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



                                                                      Three Months Ended March 31,
                                             --------------------------------------------------------------------------------
                                                              1999                                     1998
                                             ---------------------------------------- ---------------------------------------
                                                            Interest       Average                   Interest      Average
                                              Average      Income or      Yield or      Average      Income or     Yield or
                                              Balance       Expense         Cost        Balance       Expense        Cost
                                             -----------   -----------   ------------ ------------  ------------  -----------
                                                                           (Dollars in thousands)
ASSETS
Interest-earning assets:
Loans and leases (1)                           $828,564       $18,541          9.08%     $767,505       $19,213       10.15%
Investment securities (2)                       246,703         3,379          5.55       100,249         1,460        5.91
Federal funds sold                               29,252           274          3.80        21,209           285        5.45

                                             -----------   -----------                ------------  ------------

       Total interest-earning assets          1,104,519        22,194          8.15       888,963        20,958        9.56
Non-earning assets:
Cash and demand deposits with banks              60,364                                    95,498
Other assets                                    111,036                                   115,984
                                             -----------                              ------------

       Total assets                           1,275,919                                 1,100,445
                                             -----------                              ------------
                                             -----------                              ------------

LIABILITIES AND SHAREHOLDERS'
     EQUITY
Interest-bearing liabilities:
Deposits
     Interest-bearing demand                    144,689           378          1.06       130,214           484       1.51
     Money market                               122,899           967          3.19       117,581           999       3.45
     Savings                                    223,079         3,373          6.13       137,037         1,601       4.74
     Time                                       302,849         2,817          3.77       232,527         2,915       5.08
                                             -----------   -----------                ------------  ------------

       Total interest-bearing deposits          793,516         7,535          3.85       617,359         5,999       3.94
Short-term borrowing                             33,926           365          4.36        33,736           450       5.41
Long-term debt                                   27,657           813         11.92        27,657           828      12.14
                                             -----------   -----------                ------------  ------------

       Total interest-bearing liabilities       855,099         8,713          4.13       678,752         7,277       4.35
Noninterest-bearing liabilities:
     Demand deposits                            279,711                                   287,901
     Other liabilities                           20,561                                    18,484
                                             -----------                              ------------

       Total liabilities                      1,155,371                                   985,137
Shareholders' equity                            120,548                                   115,308
                                             -----------                              ------------

Total liabilities and shareholders' equity   $1,275,919                                $1,100,445
                                             -----------   -----------                ------------  ------------
                                             -----------                              ------------

Net interest income                                           $13,481                                   $13,681
                                                           -----------                              ------------


Net yield on interest-earning assets                                           4.95%                                   6.24%


------------------------------------------

(1) Loan fees of $912,000 and $1.5 million are included in the computations for 1999 and 1998, respectively.

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


                                                For the Three Months Ended March 31,
                                     ----------------------------------------------------------
                                                        1999 Compared to 1998
                                     ----------------------------------------------------------
                                         Net
                                       Change           Rate          Volume           Mix
                                     ------------   -------------   ------------   ------------
                                                           (In thousands)
Interest Income:
Loans and leases                      $(672)          $(2,038)          $1,528          $(162)
Investment securities                 1,919               (87)           2,133           (127)
Federal funds sold                      (11)              (86)             108            (33)

                                    -------           -------           ------          -----
    Total interest income             1,236            (2,212)           3,769           (322)
Interest Expense:
Interest-bearing demand                (106)             (144)              54            (16)
Money market                            (32)              (74)              45             (3)
Savings                               1,772               471            1,005            296
Time                                    (98)             (752)             882           (227)
Short-term borrowing                    (85)              (87)               3             --
Long-term debt                          (15)              (15)              --             --

                                    -------           -------           ------          -----
    Total interest expense            1,436              (601)           1,988             48

                                    -------           -------           ------          -----
Net interest income                   $(200)          $(1,611)          $1,781          $(370)
                                    -------           -------           ------          -----
                                    -------           -------           ------          -----

PROVISION FOR LOAN AND LEASE LOSSES

         The Company maintains an allowance for potential credit losses. A provision for credit losses is charged to the Company's earnings sufficient to maintain the allowance for credit losses at a level determined adequate for each Bank. The provision for credit losses totaled $780,000 for the quarter ended March 31, 1999. This represents a decrease of $412,000, or 34.6%, from the provision for loan and lease losses of $1.2 million for the quarter ended March 31, 1998. For the quarter ended March 31, 1999, the Company charged to its allowance for loan and leases losses a total of $756,000. This represented a decrease of $2.0 million, or 72.8%, from net loans and leases charged to the reserves of $2.8 million for the quarter ended March 31, 1998.

NON-INTEREST INCOME

         Non-interest income totaled $6.5 million for the quarter ended March 31, 1999. This represents an increase of $790,000, or 14.0%, over non-interest income of $5.7 million for the quarter ended March 31, 1998. The increase in non-interest income was primarily the result of an increase in the gain on sale of loans. The gain on the sale of loans increased $593,000, or 23.5%, to $3.1 million for the quarter ended March 31, 1999, from $2.5 million for the quarter ended March 31, 1998. The increase in the gain on sale of loans primarily reflects an increase in the volume of mortgage loans sold. Other non-interest income increased by $255,000, or 29.8%, to $1.1 million for the quarter ended March 31, 1999. The increase in other non-interest income is attributable to gains recognized on the sale of available-for-sale investment securities.

         The following table presents for the periods indicated the major categories of non-interest income:


                                            THREE MONTHS ENDED MARCH 31,
                                            ----------------------------
                                              1999              1998
                                            ----------       -----------
                                                    (In thousands)
Service charges on deposit accounts          $1,625          $1,663
Gains on sale of mortgage loans               3,120           2,527
SBA loan servicing                              596             622
Other income                                  1,111             856
                                             ------          ------

     Total non-interest income               $6,452          $5,668
                                             ------          ------
                                             ------          ------



NON-INTEREST EXPENSE

         Non-interest expense totaled $16.1 million for the quarter ended March 31, 1999. This represents an increase of $2.0 million, or 14.2%, from total non-interest expenses of $14.1 million for the quarter ended March 31, 1998. Contributing to the increase in non-interest expense was approximately $815,000 in costs resulting from the acquisition of Antelope Valley Bank. These costs primarily reflect severance, legal and other professional expenses associated with the acquisition. Excluding the expenses related to the acquisition, non-interest expenses totaled $15.3 million, representing an increase of $1.2 million, or 8.4%, over total non-interest expense for the first quarter of 1998.

         The Company's efficiency ratio, operating expenses less goodwill divided by net revenue, was 75.5% for the quarter ended March 31, 1999, compared to a ratio of 68.3% for the quarter ended March 31, 1998. Excluding the costs associated with the acquisition, the Company's efficiency ratio totaled 71.4% for the most recent quarter. A proportionately greater increase in non-interest expenses, primarily expenses for salaries and employee benefits, than the increase in net revenue, resulted in the increase in the efficiency ratio for the first quarter of this year.

         Salaries and employee benefits totaled $7.9 million for the quarter ended March 31, 1999. This represents an increase of $1.7 million, or 26.9%, over salaries and employee benefits of $6.2 million for the quarter ended March 31, 1998. The increase is primarily the result of increased commissions and variable compensation paid for the origination of mortgage loans. Also included as salaries and employee benefits for the quarter ended March 31, 1999, is approximately $270,000 of severance expenses resulting from the acquisition of Antelope Valley Bank.

         The following table presents for the periods indicated the major categories of non-interest expense:


                                                                   Three Months Ended
                                                                       March 31,
                                                              -----------------------------
                                                                 1999             1998
                                                              ------------     ------------
                                                                     (In thousands)

Salaries and employee benefits                                  $7,871           $6,202
Non-staff expense
       Occupancy and equipment                                   2,093            1,957
       Amortization of intangibles                               1,024              874
       Professional services                                     1,565            1,034
       Loan expense, including carrying cost for OREO              343              315
       Advertising and charitable contributions                    227              177
       Other                                                     2,954            3,511
                                                               -------          -------

       Total non-interest expense                              $16,077          $14,070
                                                               =======          =======


PROVISION FOR INCOME TAXES

         For the quarter ended March 31, 1999, the Company recorded a provision for income taxes of $1.7 million, compared to a provision of $1.9 million for the quarter ended March 31, 1998. The Company's effective tax rate (54.7%) is higher than the applicable statutory rate (42.0%), primarily because the goodwill amortization is a charge to earnings for financial statement purposes and is not deductible for federal income tax purposes.

FINANCIAL CONDITION

         At March 31, 1999, the Company had total assets of $1.3 billion. This represents a decrease of $122.0 million, or 8.8%, from total assets of $1.4 billion at December 31, 1998. The decrease in total assets primarily reflects reductions in mortgage loans held for sale, investment securities and cash and due from banks.

LOANS AND LEASES

         Net loans and leases totaled $810.6 million at March 31, 1999. This represented a decrease of $71.1 million, or 8.1%, from net loans of $881.7 million at December 31, 1998. The decrease in net loans was the result of a decrease in mortgage loans held for sale of $80.7 million, or 32.4%, to $168.2 million at March 31, 1999, from $248.8 million at December 31, 1998. Excluding mortgage loans held for sale, total loans and leases increased to $663.1 million at March 31, 1999. This represents an increase of $9.0 million, or 1.4%, over a total of $654.1 million at December 31, 1998. The decrease in mortgage loans held for sale was primarily the result of anticipated seasonal fluctuations in the demand for the origination of mortgage loans. By comparison, mortgage loans held for sale totaled $181.3 million at March 31, 1998.

         Excluding the mortgage loans held for sale, at March 31, 1999, the four largest lending categories were: (i) commercial real estate loans, (ii) commercial loans, (iii) loans to individuals and (iv) lease financings. The following table sets forth the amount of loans and leases outstanding for the Company as of the dates indicated, according to type of loan, inclusive of mortgage loans held for sale. The Company has no foreign loans or energy-related loans.



                                                    March 31,                           December 31,
                                                   -------------      ---------------------------------------------
                                                       1999               1998              1997                 1996
                                                   -------------      -------------     -------------        -------------
                                                                          (In thousands)

Commercial                                          $137,241            $136,783            $151,839             $79,505
Real estate-commercial                               196,408             198,890             235,244              86,397
Real estate-construction                              52,073              46,717              36,332              19,638
Real-estate-mortgage                                  19,491              31,717              46,995              53,917
Installment loans to individuals                     166,101             151,127             136,587              78,874
Lease financing                                       91,755              88,875              40,819              46,498

                                                   ---------           ---------           ---------           ---------
Subtotal (portfolio loans and leases)                663,069             654,109             647,816             364,829

Loans and leases held for sale                       168,174             248,833              96,230              64,917

                                                   ---------           ---------           ---------           ---------
Total                                                831,243             902,942             744,046             429,746
Less: allowance for loan and lease losses             (9,184)             (9,160)            (10,923)             (6,526)
Unearned discount                                     (8,050)             (8,531)             (8,206)             (6,152)
Deferred loan fees                                    (3,414)             (3,507)             (2,907)             (2,376)

                                                   ---------           ---------           ---------           ---------
Net loans and leases                                $810,595            $881,744            $722,010            $414,692
                                                   ---------           ---------           ---------           ---------
                                                   ---------           ---------           ---------           ---------

         For regulatory and financial reporting purposes, the Company categorizes commercial loans that are secured in whole or part by real estate as commercial real estate loans. The Company believes such categorization overstates the Company's emphasis on real estate lending, because, for example, all SBA loans are secured by real estate and thus categorized as commercial real estate loans. As of March 31, 1999 SBA loans totaled $87.8 million.

         The following table shows the amounts of certain categories of loans outstanding as of March 31, 1999, which, based on remaining scheduled repayments of principal, were due in one year or less, more than one year through five years, and more than five years. Demand or other loans having no stated maturity and no stated schedule of repayments are reported as due in one year or less. Residential mortgage loans held for sale are reported as due after five years.



                                                                                        March 31, 1999
                                                                                  ----------------------------
                                                                                  Commercial      Real Estate
                                                                                  ------------    ------------
                                                                                        (In thousands)
     Aggregate maturities of loans and leases which are due:
     Within one year                                                                 $ 68,181        $ 67,658
     After one year but within five years:
          Interest rates are floating or adjustable                                    39,048          27,316
          Interest rates are fixed or predetermined                                    15,813          53,468
     After five years:
          Interest rates are floating or adjustable                                    11,152          30,705
          Interest rates are fixed or predetermined                                     3,047         256,999
                                                                                  ------------    ------------
         Total                                                                       $137,241        $436,146
                                                                                  ------------    ------------
                                                                                  ------------    ------------

NONPERFORMING ASSETS

         The following table shows the total aggregate principal amount of nonaccrual and other nonperforming loans (accruing loans on which interest or principal is past due 90 days or more) as of the end of the five most recent fiscal quarters ended March 31, 1999.

                                                       March 31,     December 31,   September 30,       June 30,        March 31,
                                                         1999           1998            1998              1998            1998
                                                      ------------   ------------    ------------     ------------    ------------
                                                                                    (In thousands)

Nonaccrual loans and leases, not restructured          $  7,670       $  5,667        $  7,427         $  7,933        $  6,319
Accruing loans and leases past due 90 day or more           398          1,019           2,478            1,330           1,563
Restructured loans and leases                             5,167          4,196           4,804            4,993           4,802

                                                      ------------   ------------    ------------     ------------    ------------
    Total nonperforming loans and leases
       ("NPLs")                                          13,235         10,882          14,709           14,256          12,684

Other real estate owned ("OREO")                          1,123          1,583           1,379            1,519           1,639

                                                      ------------   ------------    ------------     ------------    ------------
    Total nonperforming assets ("NPAs")                $ 14,358       $ 12,465        $ 16,088         $ 15,775        $ 14,323
                                                      ------------   ------------    ------------     ------------    ------------
                                                      ------------   ------------    ------------     ------------    ------------

Selected ratios:
    NPLs to total portfolio loans and leases (1)           2.0%           1.7%            2.3%             2.2%            2.0%
    NPAs to total portfolio loans and leases
       and OREO (1)                                        2.2            1.9             2.5              2.5             2.2
    NPAs to total assets                                   1.1            0.9             1.2              1.3             1.2


------------------------------------------------

(1) Excludes residential mortgages held for sale.

         The Company's current policy is to stop accruing interest on loans which are past due as to principal or interest 90 days or more, except in circumstances where the loan is well-secured and in the process of collection. When a loan is placed on nonaccrual, previously accrued and unpaid interest is generally reversed out of income.

For the quarters ended March 31, 1999 and 1998, additional gross interest income of $311,000 and $270,000, respectively would have been recorded on impaired loans, in each case had the loans been current. No accrued but unpaid income on such loans was in fact included in the Company's net income as of March 31, 1999 and 1998.

         The Company's impaired loans pursuant to SFAS 114 as amended by SFAS 118 are loans that are nonaccrual and those that have been restructured. Loans aggregating $12.8 million at March 31, 1999 were designated as impaired. The Company's impaired loans are all collateral dependent, and as such, the method used to measure the amount of impairment on these loans is to compare the loan amount to the fair value of collateral. In calculating the allowance for loan and lease losses that was required under the Company's internal guidelines, management determined that a minimum of $1.6 million should be included in the allowance at March 31, 1999 because of the risk to the loan and lease portfolio represented by such impaired loans. At December 31, 1998, loans aggregating $9.8 million were designated as impaired and management determined that a minimum of $1.3 million should be included in the allowance because of the risk to the loans and lease portfolio represented by such impaired loans.

         Management is not aware of any loan that had not been placed on nonaccrual status as of March 31, 1999 for which there was a serious doubt as to the ability of the borrower to comply with present loan repayment terms.

         At March 31, 1999 the Company had OREO properties with an aggregate carrying value of $1.1 million. This represents a decrease of $460,000, or 29.1%, from OREO of $1.6 million at December 31, 1998. During the quarter ended March 31, 1999, properties with a total carrying value of $425,000 were sold resulting in a loss of $34,000.

ALLOWANCE FOR LOAN AND LEASE LOSSES

         The allowance for loan and lease losses was $9.2 million at March 31, 1999. This represents a decrease of $24,000, or 0.3%, from the allowance for loan and leases losses at December 31, 1998. As a percent of portfolio loans, the allowance for loan and lease losses remained constant at 1.4% from December 31, 1998 to March 31, 1999.

         The table below summarizes average loans and leases outstanding, gross portfolio loans and leases, nonperforming loans and leases and changes in the allowance for possible loan and lease losses and additions to the allowance from provisions charged to operating expense:


                                                      `              As of and for the Fiscal Quarter Ended
                                                 -------------------------------------------------------------------------------
                                                   March 31,      December 31,      September 30,       June 30,       March 31,
                                                     1999            1998               1998              1998           1998
                                                  -----------     ------------       -----------       ----------      ---------
                                                                                    (In thousands)
Average loans and leases outstanding (1)            $651,070         $638,743           $632,190         $630,821       $637,989
Gross portfolio loans and leases (1)                 663,069          654,109            652,523          641,075        648,114
Nonperforming loans and leases                        13,235           10,882             14,709           14,256         12,684
    Allowance for loan and lease losses:
       Balance at beginning of period                 $9,160           $9,789             $9,399           $9,331        $10,923
       Loans charged off during period
          Commercial                                      33              806                306              536          2,455
          Leases                                         633            1,695                253              166            167
          Real estate                                    330              407                133              710             64
          Installment                                    681              538                426              509            495

                                                    --------         --------           --------         --------       --------
               Total                                   1,677            3,446              1,118            1,921          3,181



       Recoveries during period
          Commercial                                     126              507                217              465             31
          Leases                                          90                3                 --               22             16
          Real estate                                    418                9                 31               11            143
          Installment                                    287              178                290              221            207

                                                    --------         --------           --------         --------       --------
               Total                                     921              697                538              719            397

                                                    --------         --------           --------         --------       --------
          Net loans charged off during period            756            2,749                580            1,202          2,784
          Provision for loan and lease losses            780            2,120                970            1,270          1,192

                                                    --------         --------           --------         --------       --------
               Balance at end of period               $9,184           $9,160             $9,789           $9,399         $9,331
                                                    --------         --------           --------         --------       --------
                                                    --------         --------           --------         --------       --------

Selected ratios:
    Net charge-offs to average loans and
       leases (annualized)                              0.47%            1.72%              0.37%            0.76%          1.75%
    Provision for loan and lease losses to
       average loans and leases                         0.49             1.33               0.61             0.81           0.75
    Allowance at end of period to gross
       portfolio loans and leases outstanding
       at end of period                                 1.39             1.40               1.50             1.47           1.44
    Allowance as percentage of nonperforming
       loans and leases                                69.39            84.18              66.55            65.93          73.57


-----------------------------------------------
(1) Excludes residential mortgages held for sale.

         The following table indicates management's allocation of the allowance as of the dates indicated:



                                                                        March 31,
                                                      --------------------------------------------
                                                                 1999                    1998
                                                      --------------------    --------------------
                                                                  (Dollars in thousands)
       Allocated amount:
            Commercial, financial and                  $4,335        47.2%     $  681         7.3%
            agricultural
            Real estate and construction                1,993        21.7       1,596        17.1
            Consumer                                    2,847        31.0       1,820        19.5
            Unallocated                                     9         0.1       5,235        56.1

                                                      --------   ---------    --------    --------
               Total                                   $9,184       100.0%     $9,331       100.0%
                                                      --------   ---------    --------    --------
                                                      --------   ---------    --------    --------

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

INVESTMENT SECURITIES

         Investment securities totaled $221.6 million at March 31, 1999. This represents a decrease of $28.9 million, or 11.5%, over total investment securities of $250.5 million at December 31, 1998. The decrease in investment securities primarily reflects the decrease in interest bearing deposits between the two periods. The investment portfolio primarily consists of bonds and notes issued by the U.S. Treasury and U.S. government agencies, state and municipal securities agencies, and mortgage-backed securities. At March 31, 1999 and 1998, all of the Company's investments were classified as available-for-sale. The amortized costs and estimated market values of the Company's investment securities at March 31, 1999 were as follows:


                                                                           March 31, 1999
                                                     ------------------------------------------------------------
                                                                       Gross           Gross         Estimated
                                                      Amortized      Unrealized      Unrealized        Market
                                                        Cost            Gain            Loss           Value
                                                     ------------   -------------   -------------   -------------
                                                                           (In thousands)
      Available-for-sale:
      U.S. Treasury                                     $ 14,494            $ 65        $   (11)        $ 14,548
      U.S. Government Agencies                           116,423              54           (850)         115,627
      State and municipal securities                      32,612             514           (288)          32,838
      Mortgage-backed securities                          59,064              17           (580)          58,501
      Corporate bonds and equities                            38               -               -              38

                                                     ------------   -------------   -------------   -------------
                                                     ------------   -------------   -------------   -------------
              Total                                     $222,631            $650        $(1,729)        $221,552
                                                     ------------   -------------   -------------   -------------
                                                     ------------   -------------   -------------   -------------


         The following table shows the maturities of investment securities at March 31, 1999, and the weighted average yields of such securities:



                                                           After One Year but       After Five Years
                                    Within One Year        Within Five Years      but Within Ten Years      After Ten Years

                                  ---------------------   ---------------------   ---------------------   --------------------
                                   Amount      Yield       Amount      Yield       Amount      Yield       Amount      Yield
                                  ----------  ---------   ----------  ---------   ----------  ---------   ---------   --------
                                                                    (Dollars in thousands)
Securities available-for-sale:
U.S. Treasuries                        --          --       $14,548     5.36%          --          --           --        --
U.S. Government agencies          $25,254        5.39%       70,122     5.61      $14,405        5.98%      $5,846      5.85%
State and municipal bonds             285        7.58         1,094     5.93        4,272        4.42       27,187      4.76
Mortgage-backed securities             --          --         3,138     6.34           --          --       55,363      6.47
Corporate debt and other               --          --            --       --           38        5.93           --        --
                                  -------                   -------               -------                  -------
  Total investment portfolio      $25,539        5.41%      $88,902     5.60%     $18,715        5.62%     $88,396       5.90%
                                  -------                   -------               -------                  -------
                                  -------                   -------               -------                  -------

DEPOSITS

         Total deposits were $1.1 billion at March 31, 1999. This represents a decrease of $123.7 million, or 10.1%, from total deposits of $1.2 billion at December 31, 1998. The decrease was primarily attributable to a decrease in interest bearing deposits. Interest bearing deposits totaled $792.9 million at March 31, 1999, representing a decrease of $114.7 million, or 12.6%. The decrease in interest bearing deposits reflects a decrease in the Company's reliance on time deposits and savings deposits pertaining to title companies. Non-interest bearing deposits totaled $304.9 million at March 31, 1999. This represents a decrease of $9.0 million, or 2.9%, from total non-interest bearing deposits of $313.9 million at December 31, 1998. The decrease in non-interest bearing deposits primarily reflects lower title company deposits at March 31, 1999.

         The following table shows the average balances and weighted average rate paid on the categories of deposits:


                                                            Three Months Ended March 31,
                                             ------------------------------------------------------------
                                                        1999                            1998
                                             ----------------------------   -----------------------------
                                               Average         Average        Average         Average
                                               Balance          Rate          Balance           Rate
                                             ------------    ------------   -------------   -------------
                                                               (Dollars in thousands)

Noninterest-bearing demand                   $  279,711            --         $287,901            --
Interest-bearing demand                         144,689          1.06%         130,214          1.51%
Money market                                    122,899          3.19          117,581          3.45
Savings                                         223,079          6.13          137,037          4.74
Time                                            302,849          3.77          232,527          5.08
                                             ----------                       --------

    Total                                    $1,073,227          2.85%        $905,260         2.69%
                                             ----------                       --------
                                             ----------                       --------



The following table shows the maturities of time certificates of deposits of $100,000 or more at March 31, 1999:


                                                                        March 31, 1999
                                                                        ----------------
                                                                        (In thousands)

      Due in three months or less                                           $ 65,818
      Due in over three months through six months                             24,271
      Due in over six months through twelve months                            15,164
      Due in over twelve months                                                2,664
                                                                        ----------------

          Total                                                             $107,917
                                                                        ----------------
                                                                        ----------------


BORROWINGS

         Other borrowed funds totaled $33.5 million at March 31, 1999. This represents a decrease of $424,000, or 1.3%, from total borrowed funds of $33.9 million at December 31, 1998. The decrease was primarily the result of lower federal funds purchased at March 31, 1999 compared to December 31, 1998.


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

         The Company and its subsidiary banks were well capitalized at March 31, 1999 for federal regulatory purposes. At March 31, 1999, the Company and subsidiary banks had a leverage ratio, Tier 1 risk weighted ratio and total risk-weighted capital ratio as follows:


                                                                       Antelope
                                                ELDORADO BANK         VALLEY BANK              COMPANY
                                                -------------         -----------              -------
Leverage Ratio                                       6.43%                8.06%                  6.65%
Tier I - Risk Based                                  9.67%               10.88%                  9.82%
Total Risk Based (Tier 1 and Tier 2)                10.75%               12.14%                 10.93%



LIQUIDITY

         The Company relies on deposits as its principal source of funds and, therefore, must be in a position to service depositors' needs as they arise. Management attempts to maintain a loan-to-deposit ratio of not greater than 80% and a liquidity ratio (liquid assets, including cash and due from banks, Federal funds sold and investment securities, to deposits) of approximately 20%. The average loan-to-deposit ratio was 77.2% for the quarter ended March 31, 1999. This represents a decrease from an average loan to deposit ratio of 84.8% for the quarter ended March 31, 1998. The average liquidity ratio was 31.3% for the quarter ended March 31, 1999, compared to an average liquidity ratio of 24.0% for the quarter ended March 31, 1998. While fluctuations in the balances of a few large depositors cause temporary increases and decreases in liquidity from time to time, the Company has not experienced difficulty in dealing with such fluctuations from existing liquidity sources.

         Should the level of liquid assets (primary liquidity) not meet the liquidity needs of the Company, other available sources of liquid assets (secondary liquidity), including the purchase of Federal funds, sale of securities under agreements to repurchase, sale of loans, window borrowing from the Federal Reserve Bank and, borrowings from the FHLB, could be utilized. The Company has relied primarily upon the purchase of Federal funds and the sale of securities under agreements to repurchase for secondary sources of liquidity. At March 31, 1999, the Company had $100.0 million of unused borrowing capacity under FHLB advances. In order to borrow from the Federal Reserve, the Company would be required to physically deliver to the Federal Reserve collateral consisting of marketable Government securities. At March 31, 1999, the Company has no such collateral at the Federal Reserve.

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

         The Company has determined that a few of its computer software applications will need to be modified or replaced in order to maintain their functionality as the year 2000 approaches. In response, a plan has been developed that provides for the assessment of its material internal systems, programs and data processing applications as well as those provided to the Bank by third-party vendors. The Company expects that system conversions and testing will be completed by June 30, 1999. Based upon the Company's evaluation of its Year 2000 preparedness, management does not expect that the Year 2000 issue as it relates to information systems and embedded technology that are within the Company's direct control will have a material adverse effect on the Company's business, financial condition or results of operations. However, Year 2000 problems may turn out to exist in portions of computer programs not now suspected, and there can be no assurance that the Company will not be adversely affected by this problem.

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

         In addition, because the Company's day-to-day operations are heavily dependent on its ability to communicate information throughout its network of branches and loan production offices, the Company would be particularly susceptible to any possible effects that the Year 2000 issue has on local and national communications systems, including without limitation, telephone and data lines, because of the difficulty in implementing viable contingency plans. Any interruption or malfunction of such systems could have a material adverse effect on the Company.

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

         From January 1, 1998 through March 31, 1999, the Company has incurred $325,000 addressing Year 2000 issues. The Company estimates its total costs through December 31, 1999 will be less than $500,000, and none of those costs are expected to materially affect the Company's results of operations in any one reporting period. In light of the complexity of the Year 2000 problem and its potential effect on both the Company and third parties that interact with the Company, however, there can be no assurance that the Company's costs associated with the Year 2000 issue will be as estimated. The Company does not intend to obtain insurance against any Year 2000 risks.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

         In Management's opinion there has not been a material change in the Company's market risk profile during the quarter ended March 31, 1999. Market risk is the risk of loss in a financial instrument arising from adverse changes in market prices and rates, foreign currency exchange rates, commodity prices and equity prices. The Company's market risk arises primarily from interest rate risk inherent in its lending and deposit taking activities. To that end, management actively monitors and manages its interest rate risk exposure. The Company does not have any market risk sensitive instruments acquired for trading purposes. The Company manages its interest rate sensitivity by matching the repricing opportunities on its earning assets to those on its funding liabilities. Management uses various asset/liability strategies to manage the repricing characteristics of its assets and liabilities to ensure that exposure to interest rate fluctuations is limited within Company guidelines of acceptable levels of risk-taking. Hedging strategies, including the terms and pricing of loans and deposits, and managing the deployment of its securities are used to reduce mismatches in interest rate repricing opportunities of portfolio assets and their funding sources.

         When appropriate, management may utilize off balance sheet instruments such as interest rate floors, caps and swaps to hedge its interest rate position. A Board of Directors approved hedging policy statement governs use of these instruments. As of March 31, 1999, the Company had not utilized any interest rate swap or other such financial derivative to alter its interest rate risk profile.

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

         The following table sets forth the distribution of repricing opportunities of the Company's interest-earning assets and interest-bearing liabilities, the interest rate sensitivity gap (i.e., interest rate sensitive assets less interest rate sensitive liabilities), cumulative interest-earning assets and interest-bearing liabilities, the cumulative interest rate sensitivity gap, the ratio of cumulative interest-earning assets to cumulative interest-bearing liabilities and the cumulative gap as a percentage of total assets and total interest-earning assets as of March 31, 1999. The table also sets forth the time periods during which interest-earning assets and interest-bearing liabilities will mature or may reprice in accordance with their contractual terms. The interest rate relationships between the repriceable assets and repriceable liabilities are not necessarily constant and may be affected by many factors, including the behavior of customers in response to changes in interest rates. This table should, therefore, be used only as a guide as to the possible effect changes in interest rates might have on the net margins of the Company.



                                                                      March 31, 1999
                                       -------------------------------------------------------------------------------------
                                                             AMOUNTS MATURING OR REPRICING IN
                                                           Over 3
                                                           Months        Over 1
                                            3 Months       to 12        Year to          Over            Non-
                                            Or Less        Months       5 Years        5 Years       Sensitive(1)          Total
                                           ----------    ----------    ---------      ---------     ------------       -----------
                                                                         (Dollars in thousands)
ASSETS
     Cash and due from banks                 $      --    $      --     $     --     $       --         $ 99,726         $ 99,726
     Federal funds sold                         24,150           --           --             --               --           24,150
     Investment securities                       1,391       24,148       88,902        107,073               38          221,552
     Loans and leases                          305,024       61,981      167,329        117,271               --          651,605
     Loans held for sale                       168,174           --           --             --               --          168,174
     Other assets (2)                               --           --           --             --          109,998          109,998
                                             ---------     --------     --------       --------        ---------        ---------
         Total assets                          498,739       86,129      256,231        224,344          209,762        1,275,205
                                             ---------     --------     --------       --------        ---------        ---------
                                             ---------     --------     --------       --------        ---------        ---------


LIABILITIES AND SHAREHOLDERS' EQUITY
     Non-interest bearing demand
         deposits                                   --           --           --             --          304,927          304,927
     Interest-bearing demand,
         money market and savings              501,406           --           --             --               --          501,406
     Time certificates of deposit              139,279      139,599       11,508          1,116               --          291,502
     Short term debt                             5,544          270           --             --               --            5,814
     Long term debt                                 --           --           --         27,657               --           27,657
     Other liabilities                              --           --           --             --           24,464           24,464
     Shareholders' equity                           --           --           --             --          119,435          119,435

                                             ---------     --------     --------       --------        ---------       ----------
         Total liabilities &
              shareholders' equity            $646,229     $139,869      $11,508        $28,773         $448,826       $1,275,205
                                             ---------     --------     --------       --------        ---------       ----------
                                             ---------     --------     --------       --------        ---------       ----------

     Period Gap                               (147,490)     (53,740)     244,723       195,571         (239,064)

     Cumulative interest earning
         assets                                498,739      584,868      841,099      1,065,443
     Cumulative interest earning
         liabilities                           646,229      786,098      797,606        826,379
     Cumulative Gap                           (147,490)    (201,230)      43,493        239,064

     Cumulative interest earning
         assets to cumulative interest
         bearing liabilities                      0.77         0.74         1.05           1.29

     Cumulative gap as a percent of:
         Total assets                           -11.57%      -15.78%        3.41%         18.75%
         Interest earning assets                -13.84%      -18.89%        4.08%         22.44%


---------------------------------------

(1) Assets or liabilities which are not interest rate-sensitive.

(2) Allowance for possible loan losses of $9.2 Million as of March 31, 1999 is included in other assets.

         At March 31, 1999, the Company had $584.9 million of assets and $786.1 million of liabilities repricing within one year. Therefore, $201.2 million more in interest rate sensitive liabilities than interest rate sensitive assets will change to the then current rate (changes occur due to the instruments being at a variable rate or because the maturity of the instrument requires its replacement at the then current rate). If rates were to fall during this period, interest expense would decline by a greater amount than interest income and net income would increase. Conversely, if rates were to rise, the reverse would apply, and the Company's net income would decrease.

         Since interest rate changes do not affect all categories of assets and liabilities equally or simultaneously, a cumulative gap analysis alone cannot be used to evaluate the Company's interest rate sensitivity position. To supplement traditional gap analysis, the Company performs simulation modeling to estimate the potential effects of changing interest rates. The process allows the Company to explore the complex relationships within the gap over time and various interest rate environments. Based upon the Company's interest rate shock simulations, net interest income is expected to decrease approximately 1.5% with a 200 basis point instantaneous increase to interest rates and increase approximately 1.3% with a 200 basis point instantaneous decrease in rates. Management has a target of minimizing the decline in net interest income to no more than 4.0% given a 200 basis point instantaneous decrease in rates

         The preceding sensitivity analysis does not represent a forecast and should not be relied upon as being indicative of expected operating results. These hypothetical estimates are based upon numerous assumptions, including the nature and timing of interest rate levels including the shape of the yield curve prepayments on loans and securities, changes in deposit levels, pricing decisions on loans and deposits, reinvestment and replacement of asset and liability cashflows and others. While assumptions are developed based upon current economic and local market conditions, the Company cannot make any assurances as to the predictive nature of these assumptions including how customer preferences or competitor influences might change.

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

                    PART II - OTHER FINANCIAL INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         Eldorado Bank was a defendant in an action initiated in 1994 by several employees who alleged, among other things, that a subsidiary of the Company wrongfully terminated their employment in connection with its 1994 closure of the Stockton, California office. Their complaint alleged, among other things, that Eldorado Bank terminatd their employment as a result of their having reported violations of consumer lending laws committed by another employee of the Stockton office and sought compensatory and punitive damages. Eldorado Bank settled such claim with the plaintiffs in January 1999 without admitting any liability.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         On January 22, 1999, the Company issued 86,029 shares of Common Stock to Robert P. Keller, President and Chief Executive Officer of the Company, pursuant to the terms of Mr. Keller's employment agreement with the Company. The Company's issuance of those shares was exempt from registration under the Securities Act by virtue of Regulation D thereunder and/or Section 4(2) thereof.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On January 28, 1999, pursuant to stockholder action by written consent in lieu of special meeting, the stockholders of the Company voted to authorize the amendment of the company's Certificate of Incorporation, contingent upon the completion of the offering described below, to eliminate the Series B Preferred Stock, the Voting Special Common Stock and the Non-Voting Special Common Stock and to redesignate the Class B Common Stock as "Common Stock" and the Class C Common Stock as the "Non-Voting Common Stock." An aggregate of 6,148,873 shares (a majority of the Common Stock outstanding) was voted in favor of the amendment. As such stockholder vote was taken by written consent, no shares were voted against the amendment or withheld from voting.

ITEM 5.  OTHER INFORMATION

         On April 12, 1999, in an underwritten offering managed by Keefe, Bruyette & Woods Inc., a total of 1,909,900 shares of Common Stock, including 259,900 shares sold by selling shareholders, were sold to the public at a price of $10.00 per share. The price received by the Company and the selling shareholders net of the underwriting discount was $9.30 per share. Concurrently with the underwritten offering, the Company sold 350,000 shares of Common Stock to several of its directors and principal shareholders at a price of $9.30 per share. On April 30, 1999, Keefe, Bruyette & Woods Inc. exercised its over allotment option to purchase 286,400 shares at the public offering price of $10 per share less the underwriting discount.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS:

EXHIBIT NO.   EXHIBIT
-----------   -------

3.1           Amended and Restated Certificate of Incorporation (filed as
              Exhibit 3.3 to the Company's Registration Statement on Form S-1 (file no. 333-61589) and incorporated by reference herein)

3.2 By-laws of the Company (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1996 and incorporated by reference herein)

27            Financial Data Schedule

REPORTS ON FORM 8-K:

         REPORT ON FORM 8-K DATED JANUARY 29, 1999 (AS AMENDED MARCH 29, 1999): this filing related to the completion of the acquisition of Antelope Valley Bank by the Company and included disclosure under Items 2 and 7. Financial statements filed included audited financial statements for Antelope Valley Bank as of December 31, 1998 and 1997 and for each of the years in the three-year period ended December 31, 1998 and unaudited pro forma combined condensed financial information of the Company and Antelope Valley Bank.

         REPORT ON FORM 8-K DATED APRIL 21, 1999: this fining included as an exhibit the Amended and Restated Shareholder Agreement by and among Eldorado Bancshares, Inc. and certain of its principal shareholders executed by the parties on April 6, 1999.

                   ELDORADO BANCSHARES, INC. AND SUBSIDIARIES
                U.S. SECURITIES AND EXCHANGE COMMISSION FORM 10-Q


SIGNATURES

Pursuant to the requirements of the U.S. Securities Exchange Act of 1934, ELBI has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               ELDORADO BANCSHARES, INC.


DATE: May 14, 1999             Robert P. Keller /s/
                               -------------------------------------------------
                               Robert P. Keller
                               President and Chief Executive Officer

DATE: May 14, 1999             John L. Gordon /s/
                               -------------------------------------------------
                               John L. Gordon
                               Senior Vice President and Chief Financial Officer