Form 10-Q
period 1999-06-30
ELDORADO BANCSHARES INC
filed 1999-08-16
CIK 818633

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For Quarterly Period Ended June 30, 1999

                         Commission file number 2-76555

                            ELDORADO BANCSHARES, INC.
             (Exact name of registrant as specified in its charter)

                                  DELAWARE 33-0720548
    (State or other jurisdiction of                (I.R.S. Employer or
    incorporation or organization)              Identification No.)


  24012 CALLE DE LA PLATA, SUITE 340, LAGUNA HILLS, CALIFORNIA    92653
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

Common Stock, $.01 par value                    14,391,227 shares outstanding on
                                                August 14, 1999

                            ELDORADO BANCSHARES, INC.
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                                    FORM 10-Q

                                      INDEX



                                                                           Page

Part I - Financial Information

 Item 1. Financial Statements

         Condensed Consolidated Statements of Condition
         June 30, 1999 and December 31, 1998                                  3

         Condensed Consolidated Statements of Operations
         For the three months and six months ended
         June 30, 1999 and 1998                                               5

         Condensed Consolidated Statements of Comprehensive Income
         For the three months and six months ended
         June 30, 1999 and 1998                                               6

         Condensed Consolidated Statements of Cash Flows
         For the six months ended  June 30, 1999 and 1998                     7

         Notes to the Condensed Consolidated Financial Statements             9

 Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                 12

 Item 3. Quantitative and Qualitative Disclosures about Market Risk          32


Part II - Other Financial Information

 Item 1. Legal Proceedings                                                   35

 Item 2. Changes in Securities and Use of Proceeds                           35

 Item 5. Other Information                                                   35

 Item 6. Exhibits and Reports on Form 8-K                                    35

                         PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

                            ELDORADO BANCSHARES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CONDITION
                       JUNE 30, 1999 AND DECEMBER 31, 1998


                                                       June 30,
                                                         1999            December 31,
                                                      (Unaudited)            1998
                                                     --------------     ----------------
                                                               (In thousands)
ASSETS

Cash and due from banks                              $   133,831             $  124,403
Federal funds sold                                         5,020                 19,300
Investment securities available-for-sale                 336,800                250,463
                                                     ------------       ----------------
        Cash and investments                             475,651                394,166

Loans and leases                                         648,916                642,071
Mortgage loans held for sale                             120,410                248,833
Allowance for loan and lease losses                      (9,374)                (9,160)
                                                     ------------       ----------------
        Net loans                                        759,952                881,744

Servicing sale receivable                                  1,668                  1,182
Premises and equipment                                    11,328                 12,383
Other real estate owned                                      340                  1,583
Goodwill and other intangibles                            66,255                 67,378
Other assets                                              33,252                 39,114
                                                     ------------       ----------------

Total assets                                         $ 1,348,446             $1,397,550
                                                     ============       ================




            See notes to condensed consolidated financial statements

                            ELDORADO BANCSHARES, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CONDITION (CONTINUED)
                       JUNE 30, 1999 AND DECEMBER 31, 1998



                                                                       June 30,
                                                                         1999             December 31,
                                                                      (Unaudited)             1998
                                                                      ------------       ---------------
                                                                               (In thousands)
LIABILITIES AND SHAREHOLDERS' EQUITY

Non-interest bearing deposits                                             $ 314,155           $ 313,891
Interest bearing deposits                                                   821,748             907,596
                                                                      --------------     ---------------
        Total deposits                                                    1,135,903           1,221,487

Federal funds purchased                                                       5,918               5,900
Notes payable to related parties                                                  -                 338
Subordinated debentures                                                      27,657              27,657
Accrued expenses and other liabilities                                       51,633              22,685
                                                                      --------------     ---------------

Total liabilities                                                         1,221,111           1,278,067


Preferred stock $.01 par value, 1,500,000 shares authorized,
    0 and 116,593 issued and outstanding at June 30, 1999
    and December 31, 1998 respectively                                            -              11,659
Common stock and additional paid in capital
    $.01 par value 35,000,000 shares authorized,
    14,991,327 and 12,036,457 issued and outstanding
    as of June 30, 1999 and December 31, 1998 respectively                  110,314              87,613
Retained earnings                                                            22,814              20,591
Unearned compensation                                                        (1,998)             (1,006)
Accumulated other comprehensive income (loss)                                (3,795)                626
                                                                      --------------     ---------------

Total shareholders' equity                                                  127,335             119,483
                                                                      --------------     ---------------

Total liabilities and shareholders' equity                               $1,348,446          $1,397,550
                                                                      ==============     ===============


            See notes to condensed consolidated financial statements

                            ELDORADO BANCSHARES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (UNAUDITED)


                                                                 Three Months Ended              Six Months Ended
                                                                      June 30,                       June 30,
                                                          ---------------------------------------------------------------
                                                              1999               1998          1999             1998
                                                          -------------       ------------  -----------      ------------
                                                                (In thousands,except        (In thousands, except
                                                                 per share amounts)           per share amounts)

Interest and fee income on loans                              $ 15,525         $18,985         $31,746           $37,045
Income from lease finance receivables                            2,291           1,429           4,611             2,582
Interest and dividend income on securities                       3,605           1,414           6,984             2,874
Interest income on Federal funds sold                              528             424             802               709
                                                          -------------       ---------    ------------      ------------
        Total interest and fee income                           21,949          22,252          44,143            43,210

Interest on deposits
        Interest bearing demand                                    394             507             772               991
        Money market                                             1,051             998           2,018             1,997
        Savings                                                  3,372           2,334           6,745             3,935
        Time                                                     2,220           3,505           5,037             6,420
Interest on debentures                                             830             830           1,643             1,658
Interest on Federal funds purchased                                 70             211             435               661
                                                          -------------       ---------    ------------      ------------
        Total interest expense                                   7,937           8,385          16,650            15,662

Net interest income                                             14,012          13,867          27,493            27,548
Provision for loan and lease losses                              1,102           1,270           1,882             2,462
                                                          -------------       ---------    ------------      ------------
Net interest income after provision for loan
  and lease losses                                              12,910          12,597          25,611            25,086

Service charges on deposit accounts                              1,632           1,658           3,257             3,321
Gain on sale of loans                                            2,977           4,183           6,097             6,710
SBA servicing                                                      538             644           1,134             1,266
Other non-interest income                                        1,420           1,312           2,531             2,168
                                                            -----------       ---------    ------------      ------------
        Total non-interest income                                6,567           7,797          13,019            13,465

Salaries and employee benefits                                   7,732           6,980          15,603            13,182
Expenses of premises and fixed assets                            2,254           2,056           4,347             4,013
Amortization of goodwill and other intangibles                   1,024           1,087           2,048             1,961
Other non-interest expense                                       5,291           6,028          10,380            11,065
                                                            -----------       ---------    ------------      ------------
        Total non-interest expense                              16,301          16,151          32,378            30,221
Income before taxes                                              3,176           4,243           6,252             8,330
Income tax provision                                             1,638           2,077           3,322             4,024
                                                            ===========       =========    ============      ============
Net income                                                     $ 1,538         $ 2,166         $ 2,930           $ 4,306
                                                            ===========       =========    ============      ============

Preferred dividends                                            $   390         $   320         $   706           $   636
Net income available to common                                 $ 1,148         $ 1,846         $ 2,224           $ 3,670

Basic earnings per share                                       $  0.08         $  0.15         $  0.17           $  0.31
Diluted earnings per share                                     $  0.08         $  0.15         $  0.17           $  0.30


            See notes to condensed consolidated financial statements

                      CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                          THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                           (UNAUDITED)



                                                                      Three Months Ended                Six Months Ended
                                                                           June 30,                          June 30,
                                                                  ----------------------------    -----------------------------
                                                                     1999            1998            1999             1998
                                                                  ------------    ------------    ------------    -------------
                                                                         (In thousands)                  (In thousands)
Net income                                                            $ 1,538         $  2,166       $  2,930         $  4,306
Other comprehensive income (loss), net of tax:
  Unrealized gains (losses) on securities:
    Unrealized holding gains (losses) arising during period            (3,895)             626         (4,159)             656
    Less: reclassification adjustment for gains (losses)
      included in net income                                              100                -            364              (30)
                                                                  ------------    ------------    ------------    -------------
  Total other comprehensive income:                                    (3,795)             626         (3,795)             626
                                                                  ------------    ------------    ------------    -------------

Comprehensive income                                                $  (2,257)         $ 2,792     $     (865)         $ 4,932
                                                                  ============    ============    ============    =============


                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (UNAUDITED)



                                                                   Six Months Ended June 30,
                                                                   1999                 1998
                                                             ----------------     ---------------
                                                                       (In thousands)
OPERATING ACTIVITIES:
Net Income                                                         $   2,930          $    4,306
Adjustments to reconcile net income to net cash
       Provided by operating activities:
       Provision for loan and lease losses                             1,882               2,462
       Provision for loss on other real estate owned                      35                   -
       Depreciation and amortization                                   3,357               3,194
       Accretion of premium/discount on investments                      920                (106)
       (Gain) loss on sale of investment securities                     (364)                 30
       (Gain) loss on sale of real estate owned                         (314)                296
       Mortgage loans originated for sale                           (684,579)           (845,749)
       Proceeds from sales of loans and servicing                    819,099             767,841
       Gain on sale of loans and servicing                            (6,097)             (6,710)
       Net effect of changes in:
           Deferred loan origination fees                                 (1)               (701)
           Loan and servicing sales receivable                          (486)             (2,041)
           Accrued interest and other assets                           3,945              (8,411)
           Accrued expenses and other liabilities                     28,948               5,385
                                                             ----------------     ---------------
Net cash provided by (used in) operating activities                $ 169,275          $  (80,204)

INVESTING ACTIVITIES:
Proceeds from sale of real estate owned                            $   1,640          $    1,660
Loans/Leases originated for portfolio net of principal
repayments                                                            (8,630)             (3,147)
Purchases of investment securities                                  (196,471)            (52,447)
Maturities/Sales of investment securities                            101,536              53,326
Paydowns on investment securities                                      3,621               6,245
Purchases of premises and equipment                                     (328)             (1,009)
Proceeds from sale of premises and equipment                              74                   -
Purchase of Eldorado Bank                                                  -               1,210
                                                             ----------------     ---------------
Net cash (used in) provided by investing activities                $ (98,558)         $    5,838


                 See notes to condensed consolidated financial statements

                            ELDORADO BANCSHARES, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                    SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (UNAUDITED)


                                                                 Six Months Ended June 30,
                                                                 1999                 1998
                                                            ----------------     ---------------
                                                                       (In thousands)
FINANCING ACTIVITIES:
Net effect of changes in:
       Noninterest bearing deposits                             $      264         $  (27,492)
       Interest bearing deposits                                   (85,848)           149,149
Other borrowings                                                      (320)             1,260
Payment of dividends                                                  (706)              (636)
Redemption of preferred stock                                      (11,659)                 -
Issuance on common stock                                            22,700                  -
                                                            ----------------     ---------------
Net cash (used in) provided by financing activities                (75,569)           122,281

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                    (4,852)            47,915

CASH AND CASH EQUIVALENTS,
       BEGINNING OF PERIOD                                         143,703            145,819
                                                            ----------------     ---------------

CASH AND CASH EQUIVALENTS,
       END OF PERIOD                                            $  138,851         $  193,734
                                                            ================     ===============


Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
       Interest                                                 $   16,650         $   15,662
       Income Taxes                                             $    3,400         $    1,920


                 See notes to condensed consolidated financial statements

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BASIS OF PRESENTATION

         This quarterly report contains or incorporates by reference certain forward-looking statements by the Company. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The accompanying financial information for Eldorado Bancshares, Inc. ("ELBI" or the "Company") has been prepared in accordance with the Securities and Exchange Commission rules and regulations for quarterly reporting and therefore does not necessarily include all information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accountign principles. The interim financial data is unaudited; however, in the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. Certain reclassifications have been made in the 1998 financial information to conform to the presentation used in 1999. Results for the period ending June 30, 1999 are not necessarily indicative of results which may be expected for any other interim period or for the year as a whole. The information contained in this report should be read in conjunction with the Annual Report of ELBI on Form 10-K for the year ended December 31, 1998 and in particular the footnotes to the audited financial statements included therewith.

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

EARNINGS PER COMMON SHARE

         The number of common shares outstanding at June 30, 1999 was 14,391,227. Basic earnings per share is computed by dividing net income less dividends paid to preferred shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share gives effect to all potential issuances of common stock that would have caused basic earnings per share to be lower, as if the issuances had already occurred.

         At June 30, 1999, the Company had outstanding common stock purchase warrants entitling the holders to purchase a total of 2,241,216 shares of common stock and stock options entitling the holder to purchase a total of 530,823 shares of common stock. The Company's stock was listed on NASDAQ as of February 1, 1999. The Company estimated an average trading price per share of $10.00 in computing the dilutive impact of the outstanding warrants and options for the three and six months ended June 30, 1999.

         The weighted average number of common shares used to compute basic earnings per share was 14,014,000 and 12,015,000 for the quarter ended June 30, 1999 and 1998, respectively. The weighted average number of common shares used to compute basic earnings per share was 13,020,000 and 12,015,000 for the six months ended June 30, 1999 and 1998, respectively. The significant increase in the weighted average number of common shares for the quarter compared to the six-month period reflects the impact of the increased shares from the public offering in April of 1999. The weighted average number of common shares used to compute diluted earnings per share was 14,333,000 and 12,334,000 for the quarter ended June 30, 1999 and 1998, respectively. The weighted average number of common shares used to compute diluted earnings per share was 13,339,000 and 12,334,000 for the six months ended June 30, 1999 and 1998, respectively.

OPERATING SEGMENTS

         The Company has determined that its reportable segments are the operations pertaining to mortgage banking ("Mortgage") and the operations pertaining to commercial and consumer banking ("Commercial and Consumer"). Commercial and Consumer includes the operations of the Company's equipment leasing division. The segment labeled "Other" primarily consists of the Company's administrative function that is responsible for investment and borrowing activities and other administrative services. The financial results of the Company's operating segments are presented on an accrual basis. There are no significant differences among the accounting policies of the segments as compared to the Company's consolidated financial statements. The Company evaluates the performance of its segments based on net interest income, non-interest income, net income and total assets. Funds are allocated as needed from Commercial Banking to Mortgage at a rate comparable to the federal funds rate.


                                                                        Three Months Ended
                                                                          June 30, 1999
                                         ----------------------------------------------------------------------------
                                          MORTGAGE      COMMERCIAL AND CONSUMER          OTHER               TOTAL
                                         ------------ ----------------------------   --------------     -------------
Interest income                           $   2,163           $   16,411               $   3,375         $    21,949
Interest expense                                  -                6,846                   1,091               7,937
Internal allocation of funds                 (1,743)               4,857                  (3,114)                  -
                                         -----------       --------------            -------------      -------------
    Net interest income (expense)               420               14,422                    (830)             14,012
Provision for loan and lease losses             150                  952                       -               1,102
Non-interest income                           2,723                3,628                     216               6,567
Non-interest expense                          3,099                8,694                   4,508              16,301
                                         -----------       --------------            -------------      -------------
Net income (loss) before taxes                 (106)               8,404                  (5,122)              3,176
Provision (benefit) for income taxes            (45)               3,450                  (1,768)              1,638
                                         -----------       --------------            -------------      -------------
Net income (loss)                         $     (61)          $    4,954               $  (3,354)        $     1,538
                                         ===========       ==============            =============      =============
Segment assets                            $ 127,534           $  784,469               $ 436,443         $ 1,348,446
                                         ===========       ==============            =============      =============


                                                                        Three Months Ended
                                                                          June 30, 1998
                                         ----------------------------------------------------------------------------
                                          MORTGAGE      COMMERCIAL AND CONSUMER          OTHER               TOTAL
                                         ------------  ---------------------------  --------------     ----------------
Interest income                           $   4,641           $   16,444               $   1,167         $    22,252
Interest expense                                   -               7,040                   1,345               8,385
Internal allocation of funds                 (3,581)               4,247                    (666)                  -
                                         -----------       --------------            -------------      -------------
    Net interest income (expense)             1,060               13,651                    (844)             13,867
Provision for loan and lease losses               -                1,270                       -               1,270
Non-interest income                           4,370                3,084                     343               7,797
Non-interest expense                          2,538                8,575                   5,038              16,151
                                         -----------       --------------            -------------      -------------
Net income (loss) before taxes                2,892                6,890                  (5,539)              4,243
Provision (benefit) for income taxes          1,215                2,867                  (2,005)              2,077
                                         -----------       --------------            -------------      -------------
Net income (loss)                         $   1,677           $    4,023               $  (3,534)        $     2,166
                                         ===========       ==============            =============      =============
Segment assets                            $ 207,966           $  712,197               $ 304,063         $ 1,224,226
                                         ===========       ==============            =============      =============


                                                                          Six Months Ended
                                                                            June 30, 1999
                                         -----------------------------------------------------------------------------
                                          MORTGAGE      COMMERCIAL AND CONSUMER          OTHER               TOTAL
                                         ------------  ---------------------------  --------------     ----------------
Interest income                           $   5,207           $   32,595               $   6,341         $    44,143
Interest expense                                  -               13,849                   2,801              16,650
Internal allocation of funds                 (4,158)               9,349                  (5,191)                  -
                                         -----------       --------------            -------------      -------------
    Net interest income (expense)             1,049               28,095                  (1,651)             27,493
Provision for loan and lease losses             150                1,732                       -               1,882
Non-interest income                           5,516                6,852                     651              13,019
Non-interest expense                          6,633               17,558                   8,187              32,378
                                         -----------       --------------            -------------      -------------
Net income (loss) before taxes                 (218)              15,657                  (9,187)              6,252
Provision (benefit) for income taxes            (92)               6,506                  (3,093)              3,322
                                         -----------       --------------            -------------      -------------
Net income (loss)                         $    (126)          $    9,151               $  (6,094)        $     2,930
                                         ===========       ==============            =============      =============
Segment assets                            $ 127,534           $  784,469               $ 436,443         $ 1,348,446
                                         ===========       ==============            =============      =============


                                                                          Six Months Ended
                                                                           June 30, 1998
                                         -----------------------------------------------------------------------------
                                          MORTGAGE      COMMERCIAL AND CONSUMER          OTHER               TOTAL
                                         ------------  ---------------------------  --------------     ----------------
Interest income                           $   7,612           $  33,366               $   2,232         $     43,210
Interest expense                                  -              13,039                   2,623               15,662
Internal allocation of funds                 (6,201)              7,482                  (1,281)                   -
                                         -----------       --------------            -------------      -------------
    Net interest income (expense)             1,411              27,809                  (1,672)              27,548
Provision for loan and lease losses               -               2,462                       -                2,462
Non-interest income                           6,872               6,069                     524               13,465
Non-interest expense                          4,619              16,924                   8,678               30,221
                                         -----------       --------------            -------------      -------------
Net income (loss) before taxes                3,664              14,492                  (9,826)               8,330
Provision (benefit) for income taxes          1,539               5,968                  (3,482)               4,024
                                         -----------       --------------            -------------      -------------
Net income (loss)                         $   2,125           $   8,524               $  (6,344)        $      4,306
                                         ===========       ==============            =============      =============
Segment assets                            $ 207,966           $ 712,197               $ 304,063         $  1,224,226
                                         ===========       ==============            =============      =============



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

         Except for the historical information contained herein, the following discussion contains forward looking statements that involve risks and uncertainties. ELBI's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not specifically limited to, changes in regulatory climate, shifts in interest rate environment, changes in economic conditions of various markets ELBI serves, as well as the other risks detailed in this section, and in the sections entitled Results of Operations, Capital Resources and Liquidity and Interest Sensitivity, and those discussed in ELBI's Form 10-K for the year ended December 31, 1998, including without limitation those sections entitled Supervision and Regulation, Capital Resources and Liquidity.

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

         Prior to September 1995, the predecessor to the Company, SDN Bancorp, Inc., owned a single bank, San Dieguito National Bank ("San Dieguito"), with approximately $56 million in assets. At that time, San Dieguito was categorized as "critically undercapitalized" by federal regulators. In September 1995, SDN and San Dieguito were recapitalized by Dartmouth Capital Group, L.P. ("DCG"), a bank holding company organized by Mr. Keller. Following the recapitalization, Mr. Keller assumed control of the Company, installed new management and began implementing policies to improve the Company's asset quality and operating performance.

         Since September 1995, Eldorado has acquired four banks in California with combined assets of approximately $1.0 billion. The following table summarizes certain data regarding those acquisitions, including the asset size of the acquired bank as of the end of the quarter immediately preceding the acquisition.

                                                            PRINCIPAL COUNTY          ASSETS
ACQUIRED BANK                    ACQUISITION DATE           OF ACQUIRED BANK          ACQUIRED
                              ----------------------     ---------------------    ---------------
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


         Other than the Antelope transaction, each acquisition was accounted for using the purchase method of accounting for business combinations. Effective June 30, 1997, the Company consolidated into Eldorado Bank the respective operations of San Dieguito, Liberty National Bank and Commerce Security Bank. Antelope Valley Bank continues to operate as a separate banking subsidiary of the Company.

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

         In April 1999, in an underwriting managed by Keefe, Bruyette & Woods Inc., the Company completed the public offering of an aggregate of 2,286,400 shares of Common Stock. The net proceeds to the Company were equal to $21.9 million. The company used a portion of these proceeds to redeem all of its outstanding 11% Series B Preferred Stock which had an aggregate liquidation value of $12.1 million, including a redemption premium of $351,000. In addition, the company repaid indebtedness in the amount of $338,000 to one of its principal shareholders, DCG. The remaining net proceeds of the offering will be used for general purposes, including investment in the Banks, which will enable the Banks to increase their interest-earning assets.

FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998

OVERVIEW

         The Company generated net income of $1.5 million for the quarter ended June 30, 1999. This represents a decrease of $628,000, or 28.99%, over net income of $2.2 million for the quarter ended June 30, 1998. The decrease in net income resulted as the decrease in non-interest income and the increase in non-interest expense were greater than the increase in net interest income and the decrease in the provision for credit losses. The decrease in non-interest income was primarily the result of lower gain on the sale of mortgage loans.

         The table below summarizes basic and diluted earnings per share data:


                                                          Three Months Ended
                                                                 June 30,
                                         --------------------------------------------------------
                                                    1999                        1998
                                                    ----                        ----
                                             BASIC        DILUTED       BASIC           DILUTED
                                            -------       -------       ------          -------
Earnings per share                          $0.082        $0.080        $0.154          $0.150
Earnings per share, excluding
   costs associated with Antelope
   Valley Bank acquisition
   and redemption premium                   $0.107        $0.105        $0.154          $0.150
Earnings per share, excluding
   goodwill amortization                    $0.155        $0.152        $0.244          $0.238
Earnings per share, excluding
   goodwill amortization costs
   associated with Antelope
   Valley Bank acquisition
   and redemption premium                   $0.180        $0.176        $0.244          $0.238


         For the quarter ended June 30, 1999, the Company generated a return on average assets of 0.49%, compared to a return of 0.73% for the quarter ended June 30, 1998. The Company generated a return on average equity of 4.79% for the quarter ended June 30, 1999, compared to a return of 7.47% for the quarter ended June 30, 1998.

RESULTS OF OPERATIONS

NET INTEREST INCOME AND NET INTEREST MARGIN

         Net interest income, the difference between the interest income generated from interest-earning assets and the interest paid for interest-bearing liabilities, continues to be the Company's primary source of revenue. The Company's net interest income totaled $14.0 million for the quarter ended June 30, 1999. This represented an increase of $145,000, or 1.05%, from net interest income of $13.9 million for the quarter ended June 30, 1998. The increase reflects a greater decrease in interest expense than the decrease in interest income.

         The net interest margin is equal to net interest income for the quarter, annualized and then expressed as a percent of average earning assets. The Company's net interest margin decreased to 5.21% for the quarter ended June 30, 1999, compared to a net interest margin of 5.73% for the quarter ended June 30, 1998. The decrease in the net interest margin was a result of a lower net interest spread on a greater volume of average earning assets.

         For the quarter ended June 30, 1999, the Company generated total interest income of $21.9 million, on average earning assets of $1.1 billion resulting in an average yield of 8.16%. This compares to total interest income of $22.3 million, on average earning assets of $970.3 million resulting in an average yield of 9.20% for the quarter ended June 30, 1998. The $303,000, or 1.36%, decrease in total interest income was the result of a lower average yield on earning assets. The lower average yield for the quarter ended June 30, 1999 was primarily the result of an increase in average investment securities to 23.52% of average earning assets for the most recent quarter, compared to an average of 10.25% of average earning assets for the same three month period one year ago. A decrease in the yield on loans and leases to 9.14% for the quarter ended June 30, 1999, compared to a yield of 9.76% for the quarter ended June 30, 1999 also contributed to the decrease in interest income.

         For the quarter ended June 30, 1999, the Company's interest expense totaled $7.9 million, on average interest bearing liabilities of $825.4 million, for an average cost of 3.86%. This compares to total interest expense of $8.4 million, on average interest bearing liabilities of $763.2 million, for an average cost of 4.41% for the quarter ended June 30, 1998. The $448,000, or 5.34%, decrease in interest expense was the result of a lower average cost of interest bearing deposits. The cost of interest bearing deposits decreased to 3.57% for the quarter ended June 30, 1999, compared to a cost of 4.13% for the same period last year. The decrease in the cost of interest bearing liabilities was the result of less reliance on time deposits and a lower average cost of those deposits.

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


                                                                       Three Months Ended June 30,
                                             --------------------------------------------------------------------------------
                                                              1999                                     1998
                                             ---------------------------------------- ---------------------------------------
                                                            Interest       Average                   Interest      Average
                                              Average      Income or      Yield or      Average      Income or     Yield or
                                              Balance       Expense         Cost        Balance       Expense        Cost
                                             -----------   -----------   ------------ ------------  ------------  -----------
                                                                           (Dollars in thousands)
ASSETS
Interest-earning assets:
Loans and leases                              $ 781,518     $  17,816          9.14%    $ 839,314     $  20,414        9.76%
Investment securities                           253,774         3,605          5.70        99,484         1,414        5.70
Federal funds sold                               43,873           528          4.83        31,485           424        5.40
                                             -----------   -----------                ------------  ------------
       Total interest-earning assets          1,079,165        21,949          8.16       970,283        22,252        9.20
Non-earning assets:
Cash and demand deposits with banks              68,146                                    99,984
Other assets                                    106,255                                   117,666
                                             -----------                              ------------
       Total assets                           1,253,566                                 1,187,933
                                             ===========                              ============

LIABILITIES AND SHAREHOLDERS'
     EQUITY
Interest-bearing liabilities:
Deposits
     Interest-bearing demand                    151,860           394          1.04       133,520           507       1.52
     Money market                               129,596         1,051          3.25       116,063           998       3.45
     Savings                                    247,086         3,372          5.47       189,279         2,334       4.95
     Time                                       262,756         2,220          3.39       274,769         3,505       5.12
                                             -----------   -----------                ------------  ------------
       Total interest-bearing deposits          791,298         7,037          3.57       713,631         7,344       4.13
Short-term borrowing                              6,444            70          4.36        21,915           211       3.86
Long-term debt                                   27,657           830         12.04        27,657           830      12.04
                                             -----------   -----------                ------------  ------------
       Total interest-bearing liabilities       825,399         7,937          3.86       763,203         8,385       4.41
Noninterest-bearing liabilities:
     Demand deposits                            282,542                                   289,962
     Other liabilities                           16,875                                    18,402
                                             -----------                              ------------
       Total liabilities                      1,124,816                                 1,071,567
Shareholders' equity                            128,750                                   116,366
                                             -----------                              ------------
Total liabilities and shareholders' equity   $1,253,566                               $ 1,187,933
                                             ===========   -----------                ============  ------------

Net interest income                                         $  14,012                                 $  13,867
                                                           ===========                              ============

Net yield on interest-earning assets                                           5.21%                                  5.73%


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


                                                          For the Three Months Ended June 30,
                                                --------------------------------------------------------
                                                                 1999 Compared to 1998
                                                --------------------------------------------------------
                                                  Net
                                                 Change           Rate           Volume           Mix
                                                --------        --------        --------        --------
                                                                     (In thousands)
    Interest Income:
    Loans and leases                            $ (2,598)       $ (1,280)       $ (1,406)       $     88
    Investment securities                          2,191              (1)          2,193              (1)
    Federal funds sold                               104             (45)            167             (18)
                                                --------        --------        --------        --------
        Total interest income                       (303)         (1,326)            954              69
    Interest Expense:
    Interest-bearing demand                         (113)           (161)             70             (22)
    Money market                                      53             (57)            116              (6)
    Savings                                        1,038             249             713              76
    Time                                          (1,285)          1,184)           (153)             52
    Short-term borrowing                            (141)             27            (149)            (19)
    Long-term debt                                    --              --              --              --
                                                --------        --------        --------        --------
        Total interest expense                      (448)         (1,126)            597              81
                                                ========        ========        ========        ========
    Net interest income                         $    145        $   (200)       $    357        $   (12)
                                                ========        ========        ========        ========

PROVISION FOR LOAN AND LEASE LOSSES

         The Company maintains an allowance for probable credit losses. A provision for credit losses is charged to the Company's earnings sufficient to maintain the allowance for credit losses at a level determined adequate for each Bank. The provision for credit losses totaled $1.1 million for the quarter ended June 30, 1999. This represents a decrease of $168,000, or 13.23%, from the provision for loan and lease losses of $1.3 million for the quarter ended June 30, 1998. For the quarter ended June 30, 1999, the net amount charged to the Company's allowance for loan and leases losses was $912,000. This represented a decrease of $290,000, or 24.13%, from net loans and leases charged to the reserves of $1.2 million for the quarter ended June 30, 1998.

NON-INTEREST INCOME

         Non-interest income totaled $6.6 million for the quarter ended June 30, 1999. This represents a decrease of $1.2 million, or 15.78%, from non-interest income of $7.8 million for the quarter ended June 30, 1998. The decrease in non-interest income was primarily the result of a decrease in the gain on sale of mortgage loans. The gain on the sale of mortgage loans decreased $1.2 million, or 28.83%, to $3.0 million for the quarter ended June 30, 1999, from $4.2 million for the quarter ended June 30, 1998. The decrease in the gain on sale of loans primarily reflects a decrease in the volume of mortgage loans sold. The decrease in the volume of mortgage loans sold primarily reflects a lower volume of refinancing activity that resulted from an increase in interest rates in the second quarter of 1999. Service charges on deposit accounts decreased slightly for the quarter ended June 30, 1999 compared to the same period last year. SBA servicing fees decreased $106,000, or 16.46%, to $538,000 for the quarter ended June 30, 1999. The decrease is the result of faster prepayments on loans serviced. Other non-interest income increased by $108,000, or 8.23%, to $1.4 million for the quarter ended June 30, 1999. The increase in other non-interest income is attributable to gains recognized on the sale of available-for-sale investment securities.

         The following table presents for the periods indicated the major categories of non-interest income:

                                                      Three Months Ended June 30,
                                                    -------------------------------
                                                       1999                1998
                                                    ----------          -----------
                                                            (In thousands)
       Service charges on deposit accounts          $    1,632          $     1,658
       Gains on sale of mortgage loans                   2,977                4,183
       SBA loan servicing                                  538                  644
       Other income                                      1,420                1,312
                                                    ----------          -----------

            Total non-interest income               $    6,567          $     7,797
                                                    ==========          ===========

NON-INTEREST EXPENSE

         Non-interest expense totaled $16.3 million for the quarter ended June 30, 1999. This represents an increase of $150,000, or 0.93%, from total non-interest expenses of $16.2 million for the quarter ended June 30, 1998. Salaries and employee benefits totaled $7.7 million for the quarter ended June 30, 1999. This represents an increase of $752,000, or 10.77%, from salaries and employee benefits of $7.0 million for the quarter ended June 30, 1998. The increase primarily reflects increased staffing levels, most of which can be attributed to the mortgage operation.

         The Company's efficiency ratio, operating expenses less goodwill divided by net revenue, was 74.24% for the quarter ended June 30, 1999, compared to a ratio of 69.53% for the quarter ended June 30, 1998. A proportionately greater increase in non-interest expenses, primarily expenses for salaries and employee benefits, than the increase in net revenue, resulted in the increase in the efficiency ratio for the second quarter of this year.

         The following table presents for the periods indicated the major categories of non-interest expense:


                                                                Three Months Ended
                                                                      June 30,
                                                          -------------------------------
                                                             1999                1998
                                                          ----------          -----------
                                                                   (In thousands)
  Salaries and employee benefits                          $    7,732          $     6,980
  Non-staff expense
          Occupancy and equipment                              2,254                2,056
          Amortization of intangibles                          1,024                1,087
          Outside services                                       970                1,178
          Item and data processing                               596                1,107
          Printing and supplies                                  465                  418
          Loan expense, including carrying cost for OREO         451                  406
          Advertising and charitable contributions               341                  227
          Other                                                2,468                2,692
                                                          ----------          -----------
          Total non-interest expense                      $   16,301          $    16,151
                                                          ==========          ===========

PROVISION FOR INCOME TAXES

         For the quarter ended June 30, 1999, the Company recorded a provision for income taxes of $1.6 million. This represents a decrease of $439,000, or 21.14% from a tax provision of $2.1 million for the quarter ended June 30, 1998. The Company's effective tax rate 51.57% is higher than the applicable statutory rate 45.0%, primarily because the goodwill amortization is a charge to earnings for financial statement purposes and is not deductible for federal income tax purposes.


FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998

OVERVIEW

         The Company generated net income of $2.9 million for the six months ended June 30, 1999. This represents a decrease of $1.4 million, or 31.96%, from net income of $4.3 million for the six months ended June 30, 1998. The decrease in net income was the result of an increase in non-interest expenses and a decrease in non-interest income and net interest income, partially offset by a lower provision for loan losses. Contributing to the increase in non-interest expense were the costs associated with the acquisition of Antelope Valley Bank in the first quarter of this year. The decrease in non-interest income was primarily the result of lower gain on the sale of mortgage loans.

              The table below summarizes basic and diluted earnings per share data:


                                                           Six Months Ended
                                                               June 30,
                                            ---------------------------------------------
                                                   1999                     1998
                                                   ----                     ----
                                             Basic      Diluted       Basic      Diluted
                                            ------      -------      ------      -------
Earnings per share                          $0.171       $0.167      $0.305       $0.298
Earnings per share, excluding
   costs associated with Antelope
   Valley Bank acquisition
   and redemption premium                   $0.248       $0.242      $0.305       $0.298
Earnings per share, excluding
   goodwill amortization                    $0.328       $0.320      $0.469       $0.457
Earnings per share, excluding
   goodwill amortization costs
   associated with Antelope
   Valley Bank acquisition
   and redemption premium                   $0.405       $0.395      $0.469       $0.457

         For the six months ended June 30, 1999, the Company generated a return on average assets of 0.47%, compared to a return of 0.75% for the six months ended June 30, 1998. The Company generated a return on average equity of 4.75% for the six months ended June 30, 1999, compared to a return of 7.53% for the six months ended June 30, 1998.

RESULTS OF OPERATIONS

NET INTEREST INCOME AND NET INTEREST MARGIN

         Net interest income, the difference between the interest income generated from interest-earning assets and the interest paid for interest-bearing liabilities, continues to be the Company's primary source of revenue. The Company's net interest income totaled $27.5 million for the six months ended June 30, 1999. This represented a decrease of $55,000, or 0.20%, from net interest for the six months ended June 30, 1998. The decrease reflects a greater increase in interest expense than the increase in interest income.

         The net interest margin is equal to net interest income for the six months, annualized and then expressed as a percentage of average earning assets. The Company's net interest margin decreased to 5.08% for the six months ended June 30, 1999, compared to a net interest margin of 5.92% for the six months ended June 30, 1998. The decrease in the net interest margin was a result of a lower net interest spread on a greater volume of average earning assets.

         For the six months ended June 30, 1999, the Company generated total interest income of $44.1 million, on average earning assets of $1.1 billion resulting in an average yield of 8.16%. This compares to total interest income of $43.2 million, on average earning assets of $939.0 million resulting in an average yield of 9.28% for the six months ended June 30, 1998. The $933,000, or 2.16%, increase in total interest income was the result of a lower yield on average earning assets. The yield on average earning assets decreased to 8.16% for the six months ended June 30, 1999, compared to a yield on average earning assets of 9.28% for the six months ended June 30, 1998. The decrease in the yield was the result of an increase in investment securities to 22.63% of average earning assets for the most recent six month period, compared to 11.05% of earning assets for the same six month period last year. The decrease in earning assets was also affected by a slightly lower yield on average loans and leases.

         For the six months ended June 30, 1999, the Company's interest expense totaled $16.7 million, on average interest bearing liabilities of $842.5 million, for an average cost of 3.99%. This compares to total interest expense of $15.7 million, on average interest bearing liabilities of $721.2 million, for an average cost of 4.38% for the six months ended June 30, 1998. The increase in the average interest bearing liabilities was the result of greater reliance on title company related savings deposits for the most recent six months.

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


                                                                        Six Months Ended June 30,
                                             --------------------------------------------------------------------------------
                                                              1999                                     1998
                                             ---------------------------------------- ---------------------------------------
                                                            Interest       Average                   Interest      Average
                                              Average      Income or      Yield or      Average      Income or     Yield or
                                              Balance       Expense         Cost        Balance       Expense        Cost
                                             -----------   -----------   ------------ ------------  ------------  -----------
                                                                           (Dollars in thousands)
ASSETS
Interest-earning assets:
Loans and leases                              $ 810,083     $  36,357          9.05%    $ 809,533     $  39,627        9.87%
Investment securities                           246,841         6,984          5.71       103,801         2,874        5.58
Federal funds sold                               33,774           802          4.79        25,630           709        5.58
                                             -----------   -----------                ------------  ------------
       Total interest-earning assets          1,090,698        44,143          8.16       938,964        43,210        9.28
Non-earning assets:
Cash and demand deposits with banks              69,585                                    97,753
Other assets                                    109,448                                   116,830
                                             -----------                              ------------
       Total assets                           1,269,731                                 1,153,547
                                             ===========                              ============

LIABILITIES AND SHAREHOLDERS'
     EQUITY
Interest-bearing liabilities:
Deposits
     Interest-bearing demand                    148,612           772          1.05       131,876           991       1.52
     Money market                               125,384         2,018          3.25       116,818         1,997       3.45
     Savings                                    238,992         6,745          5.69       163,302         3,935       4.86
     Time                                       283,612         5,037          3.58       253,765         6,420       5.10
                                             -----------   -----------                ------------  ------------
       Total interest-bearing deposits          796,600        14,572          3.69       665,761        13,343       4.04
Short-term borrowing                             18,264           435          4.80        27,793           661       4.80
Long-term debt                                   27,657         1,643         11.98        27,657         1,658      12.09
                                             -----------   -----------                ------------  ------------
       Total interest-bearing liabilities       842,521        16,650          3.99       721,211        15,662       4.38
Noninterest-bearing liabilities:
     Demand deposits                            281,268                                   288,937
     Other liabilities                           21,439                                    28,091
                                             -----------                              ------------
       Total liabilities                      1,145,228                                 1,038,239
Shareholders' equity                            124,503                                   115,308
                                             -----------                              ------------
Total liabilities and shareholders' equity   $1,269,731                              $  1,153,547
                                             ===========   -----------                ============  ------------
Net interest income                                         $  27,493                                 $  27,548
                                                           ===========                              ============
Net yield on interest-earning assets                                           5.08%                                   5.92%

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

                                                           For the Six Months Ended June 30,
                                               ----------------------------------------------------------
                                                                 1999 Compared to 1998
                                               ----------------------------------------------------------
                                                   Net
                                                 Change           Rate          Volume           Mix
                                               ------------   -------------   ------------   ------------
                                                                    (In thousands)

    Interest Income:
    Loans and leases                             $  (3,270)      $  (3,295)        $   27        $    (2)
    Investment securities                            4,110              63          3,960             87
    Federal funds sold                                  93            (100)           225            (32)
                                               ------------   -------------   ------------   ------------
        Total interest income                          933          (3,332)         4,212             53
    Interest Expense:
    Interest-bearing demand                           (219)           (306)           126            (39)
    Money market                                        21            (117)           146             (8)
    Savings                                          2,810             674          1,824            312
    Time                                            (1,383)         (1,913)          (755)          (255)
    Short-term borrowing                              (226)              1           (227)             -
    Long-term debt                                     (15)            (15)             -              -
                                               ------------   -------------   ------------   ------------
        Total interest expense                         988          (1,676)         2,624             40
                                               ------------   -------------   ------------   ------------
    Net interest income                           $    (55)       $ (1,656)      $  1,588          $  13
                                               ============   =============   ============   ============

PROVISION FOR LOAN AND LEASE LOSSES

         The Company maintains an allowance for probable credit losses. A provision for credit losses is charged to the Company's earnings sufficient to maintain the allowance for credit losses at a level determined adequate for each Bank. The provision for credit losses totaled $1.9 million for the six months ended June 30, 1999. This represents a decrease of $580,000, or 23.56%, from the provision for loan and lease losses of $2.5 million for the six months ended June 30, 1998. For the six months ended June 30, 1999, the net amount charged to the Company's allowance for loan and leases losses was $1.7 million. This represented a decrease of $2.3 million, or 58.15%, from net loans and leases charged to the reserves of $4.0 million for the six months ended June 30, 1998.

NON-INTEREST INCOME

         Non-interest income totaled $13.0 million for the six months ended June 30, 1999. This represents a decrease of $446,000, or 3.31%, from non-interest income of $13.5 million for the six months ended June 30, 1998. The decrease in non-interest income was primarily the result of a decrease in the gain on sale of mortgage loans. The gain on the sale of mortgage loans decreased $613,000, or 9.14%, to $6.1 million for the six months ended June 30, 1999, from $6.7 million for the six months ended June 30, 1998. The decrease in the gain on sale of loans primarily reflects a decrease in the volume of mortgage loans sold. The decrease in the volume of mortgage loans sold primarily reflects a lower volume of refinancing activity that resulted from an increase in interest rates in the second quarter of 1999. Service charges on deposit accounts decreased slightly for the six months ended June 30, 1999 compared to the same period last year. SBA servicing fees decreased $132,000, or 10.43%, to $1.1 million for the six months ended June 30, 1999. The decrease is the result of faster prepayments on loans serviced. Other non-interest income increased by $363,000, or 16.74%, to $2.5 million for the six months ended June 30, 1999. The increase in other non-interest income is attributable to gains recognized on the sale of available-for-sale investment securities.

         The following table presents for the periods indicated the major categories of non-interest income:

                                                    Six Months Ended June 30,
                                                  ------------------------------
                                                     1999              1998
                                                  -----------       ------------
                                                         (In thousands)
   Service charges on deposit accounts               $ 3,257            $ 3,321
   Gains on sale of mortgage loans                     6,097              6,710
   SBA loan servicing                                  1,134              1,266
   Other income                                        2,531              2,168
                                                  -----------       ------------

        Total non-interest income                    $13,019           $ 13,465
                                                  ===========       ============


NON-INTEREST EXPENSE

         Non-interest expense totaled $16.3 million for the six months ended June 30, 1999. This represents an increase of $150,000, or 0.93%, from total non-interest expenses of $16.2 million for the six months ended June 30, 1998. Salaries and employee benefits totaled $7.7 million for the six months ended June 30, 1999. This represents an increase of $752,000, or 10.77%, from salaries and employee benefits of $7.0 million for the six months ended June 30, 1998. The increase primarily reflects increased staffing levels, most of which can be attributed to the mortgage operation.

         The Company's efficiency ratio, operating expenses less goodwill divided by net revenue, was 74.87% for the six months ended June 30, 1999, compared to a ratio of 68.90% for the six months ended June 30, 1998. A proportionately greater increase in non-interest expenses, primarily expenses for salaries and employee benefits, than the increase in net revenue, resulted in the increase in the efficiency ratio for the second quarter of this year.

         The following table presents for the periods indicated the major categories of non-interest expense:

                                                                      Six Months Ended
                                                                          June 30,
                                                                -----------------------------
                                                                   1999             1998
                                                                ------------     ------------
                                                                       (In thousands)
     Salaries and employee benefits                                $ 15,603         $ 13,182
     Non-staff expense
            Occupancy and equipment                                   4,347            4,013
            Amortization of intangibles                               2,048            1,961
            Outside services                                          2,607            2,269
            Item and data processing                                  1,338            1,805
            Printing and supplies                                       926              822
            Loan expense, including carrying cost for OREO              754              720
            Advertising and charitable contributions                    568              403
            Other                                                     4,187            5,046
                                                                ------------     ------------

            Total non-interest expense                             $ 32,378         $ 30,221
                                                                ============     ============

PROVISION FOR INCOME TAXES

         For the six months ended June 30, 1999, the Company recorded a provision for income taxes of $1.6 million. This represents a decrease of $439,000, or 21.14% from a tax provision of $2.1 million for the six months ended June 30, 1998. The Company's effective tax rate 53.14% is higher than the applicable statutory rate 45.0%, primarily because the goodwill amortization is a charge to earnings for financial statement purposes and is not deductible for federal income tax purposes.

FINANCIAL CONDITION

         At June 30, 1999, the Company had total assets of $1.3 billion. This represents a decrease of $49.0 million, or 3.51%, from total assets of $1.4 billion at December 31, 1998. The decrease in total assets primarily reflects reductions in mortgage loans held for sale, federal funds sold, and non-earning assets, partially offset by increases on investment securities, portfolio loans and cash and due from banks.

LOANS AND LEASES

         Net loans and leases totaled $760.0 million at June 30, 1999. This represented a decrease of $121.8 million, or 13.81%, from net loans of $881.7 million at December 31, 1998. The decrease in net loans was the result of a decrease in mortgage loans held for sale of $128.4 million, or 51.61%, to $120.4 million at June 30, 1999, from $248.8 million at December 31, 1998. Excluding mortgage loans held for sale, total loans and leases increased to $659.8 million at June 30, 1999. This represents an increase of $5.7 million, or 0.87%, over portfolio loans of $654.1 million at December 31, 1998. The decrease in mortgage loans held for sale is the result of a lower volume of mortgage loans originated which is a direct result of an increase in mortgage rates. There is a strong correlation between interest rates and the volume of mortgage loans originated. As rates rise, fewer mortgage loans are refinanced, resulting in a decrease in demand for mortgage loans.

         Excluding the mortgage loans held for sale, at June 30, 1999, the four largest lending categories were: (i) commercial real estate loans, (ii) loans to individuals, (iii) commercial loans and (iv) lease financings. The following table sets forth the amount of loans and leases outstanding for the Company as of the dates indicated, according to type of loan, including mortgage loans held for sale. The Company has no foreign loans or energy- related loans.

                                                     June 30,                       December 31,
                                                   -------------   ---------------------------------------------
                                                       1999            1998            1997            1996
                                                   -------------   -------------   -------------   -------------
                                                                          (In thousands)
Commercial                                              $129,700        $136,783        $151,839        $ 79,505
Real estate-commercial                                   211,192         198,890         235,244          86,397
Real estate-construction                                  55,934          46,717          36,332          19,638
Real-estate-mortgage                                       4,305          31,717          46,995          53,917
Installment loans                                        165,743         151,127         136,587          78,874
Lease financing                                           92,957          88,875          40,819          46,498
                                                   -------------   -------------   -------------   -------------
Subtotal (portfolio loans and leases)                    659,831         654,109         647,816         364,829

Loans and leases held for sale                           120,410         248,833          96,230          64,917
                                                   -------------   -------------   -------------   -------------
Total                                                    780,241         902,942         744,046         429,746
Less: allowance for loan and lease losses                 (9,374)         (9,160)        (10,923)         (6,526)
Unearned discount                                         (7,407)         (8,531)         (8,206)         (6,152)
Deferred loan fees                                        (3,508)         (3,507)         (2,907)         (2,376)
                                                   -------------   -------------   -------------   -------------
Net loans and leases                                    $759,952        $881,744        $722,010        $414,692
                                                   =============   =============   =============   =============


         For regulatory and financial reporting purposes, the Company categorizes commercial loans that are secured in whole or in part by real estate as commercial real estate loans. The Company believes such categorization overstates the Company's emphasis on real estate lending, because, for example, all SBA loans are secured by real estate and thus categorized as commercial real estate loans. As of June 30, 1999 SBA loans totaled $89.4 million.

         The following table shows the amounts of certain categories of loans outstanding as of June 30, 1999, which, based on remaining scheduled repayments of principal, were due in one year or less, more than one year through five years, and more than five years. Demand or other loans having no stated maturity and no stated schedule of repayments are reported as due in one year or less. Residential mortgage loans held for sale are reported as due after five years.

                                                                                         June 30, 1999
                                                                                  ----------------------------
                                                                                  Commercial      Real Estate
                                                                                  ------------    ------------
                                                                                        (In thousands)
     Aggregate maturities of loans and leases which are due:
     Within one year                                                                 $ 64,435        $ 60,785
     After one year but within five years:
          Interest rates are floating or adjustable                                    36,902          24,541
          Interest rates are fixed or predetermined                                    14,944          48,037
     After five years:
          Interest rates are floating or adjustable                                    10,539          27,586
          Interest rates are fixed or predetermined                                     2,880         230,892
                                                                                  ============    ============
         Total                                                                       $129,700        $391,841
                                                                                  ============    ============

NONPERFORMING ASSETS

         The following table shows the total aggregate principal amount of nonaccrual and other nonperforming loans (accruing loans on which interest or principal is past due 90 days or more) as of the end of the five most recent fiscal quarters ended June 30, 1999.

                                                 June 30,         March 31,      December 31,  September 30,      June 30,
                                                   1999           1999            1998             1998             1998
                                                ------------   ------------    ------------    --------------    ------------
                                                                               (In thousands)

Nonaccrual loans and leases, not restructured       $ 7,234        $ 7,670         $ 5,667          $  7,427        $  7,933
Accruing loans and leases past due 90 days
 or more                                                360            398           1,019             2,478           1,330
Restructured loans and leases                         3,083          5,167           4,196             4,804           4,993
                                                ------------   ------------    ------------    --------------    ------------
    Total nonperforming loans and leases             10,677         13,235          10,882            14,709          14,256
    ("NPLs")

Other real estate owned ("OREO")                        340          1,123           1,583             1,379           1,519
                                                ------------   ------------    ------------    --------------    ------------
    Total nonperforming assets ("NPAs")            $ 11,017       $ 14,358        $ 12,465          $ 16,088        $ 15,775
                                                ============   ============    ============    ==============    ============

Selected ratios:
    NPLs to total portfolio loans and leases (1)       1.6%           2.0%            1.7%               2.3%            2.2%
    NPAs to total portfolio loans and leases and
       OREO (1)                                        1.7            2.2             1.9                2.5             2.5
    NPAs to total assets                               0.8            1.1             0.9                1.2             1.3

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

         For the quarters ended June 30, 1999 and 1998, additional gross interest income of $252,000 and $317,000, respectively would have been recorded on impaired loans, in each case had the loans been current. No accrued but unpaid income on such loans was in fact included in the Company's net income as of June 30, 1999 and 1998.

         The Company's impaired loans pursuant to SFAS 114 as amended by SFAS 118 are loans that are nonaccrual and those that have been restructured. Loans aggregating $10.3 million at June 30, 1999 were designated as impaired. The Company's impaired loans are all collateral dependent, and as such, the method used to measure the amount of impairment on these loans is to compare the loan amount to the fair value of collateral. In calculating the allowance for loan and lease losses that was required under the Company's internal guidelines, management determined that a minimum of $1.2 million should be included in the allowance at June 30, 1999 because of the risk to the loan and lease portfolio represented by such impaired loans. At December 31, 1998, loans aggregating $9.8 million were designated as impaired and management determined that a minimum of $1.3 million should be included in the allowance because of the risk to the loans and lease portfolio represented by such impaired loans.

         Management is not aware of any loan that had not been placed on nonaccrual status as of June 30, 1999 for which there was a serious doubt as to the ability of the borrower to comply with present loan repayment terms.

         At June 30, 1999 the Company had OREO properties with an aggregate carrying value of $340,000. This represents a decrease of $1.2 million, or 78.52%, from OREO of $1.6 million at December 31, 1998. During the six months ended June 30, 1999, properties with a total carrying value of $1.3 million were sold resulting in a gain of $314,000.

ALLOWANCE FOR LOAN AND LEASE LOSSES

         The allowance for loan and lease losses was $9.4 million at June 30, 1999. This represents an increase of $214,000, or 2.34%, from the allowance for loan and leases losses of $9.2 at December 31, 1998. As a percentage of portfolio loans, the allowance for loan and lease losses increased to 1.44% at June 30, 1999, from a percentage of 1.40% at December 31, 1998.

         The table below summarizes average loans and leases outstanding, gross portfolio loans and leases, nonperforming loans and leases and changes in the allowance for possible loan and lease losses and additions to the allowance from provisions charged to operating expense:

                                                                 As of and for the Fiscal Quarter Ended
                                               ---------------------------------------------------------------------------
                                                June 30,      March 31,         December 30,   September 30,    June 30,
                                                  1999           1999            1998              1998           1998
                                               ------------   -----------     ------------     --------------  -----------
                                                                             (In thousands)
Average loans and leases outstanding (1)         $ 648,023     $ 651,070        $ 638,743          $ 632,190    $ 630,821
Gross portfolio loans and leases (1)               648,916       663,069          654,109            652,523      641,075
Nonperforming loans and leases                      10,677        13,235           10,882             14,709       14,256
    Allowance for loan and lease losses:
       Balance at beginning of period              $ 9,184       $ 9,160          $ 9,789            $ 9,399      $ 9,331
       Loans charged off during period
          Commercial                                    43            33              806                306          536
          Leases                                       959           633            1,695                253          166
          Real estate                                   70           330              407                133          710
          Installment                                  546           681              538                426          509
                                               ------------   -----------     ------------     --------------  -----------
               Total                                 1,618         1,677            3,446              1,118        1,921

       Recoveries during period
          Commercial                                    71           126              507                217          465
          Leases                                        88            90                3                  -           22
          Real estate                                  134           418                9                 31           11
          Installment                                  413           287              178                290          221
                                               ------------   -----------     ------------     --------------  -----------
               Total                                   706           921              697                538          719
                                               ------------   -----------     ------------     --------------  -----------
          Net loans charged off during period          912           756            2,749                580        1,202
          Provision for loan and lease losses        1,102           780            2,120                970        1,270
                                               ------------   -----------     ------------     --------------  -----------
               Balance at end of period            $ 9,374       $ 9,184          $ 9,160            $ 9,789      $ 9,399
                                               ============   ===========     ============     ==============  ===========
Selected ratios:
    Net charge-offs to average loans and
      leases (annualized)                             0.56%         0.47%            1.72%              0.37%        0.76%
    Provision for loan and lease losses to
      average loans and leases                        0.68          0.49             1.33               0.61         0.81
    Allowance at end of period to gross
      portfolio loans and leases outstanding
      at end of period                                1.44          1.39             1.40               1.50         1.47
    Allowance as percentage of nonperforming
       loans and leases                              87.80         69.39            84.18              66.55        65.93

-----------------------------------------------
(1) Excludes residential mortgages held for sale.

         The following table indicates management's allocation of the allowance as of the dates indicated:

                                                                        June 30,
                                                      --------------------------------------------
                                                                   1999               1998
                                                      --------------------    --------------------
                                                                  (Dollars in thousands)
       Allocated amount:
            Commercial, financial and
              agricultural                             $5,924      63.2%       $  996      10.6%
            Real estate and construction                1,969      21.0         1,598      17.0
            Consumer                                      909       9.7           761       8.1
            Unallocated                                   572       6.1         6,044      64.3
                                                      ========   =========    ========    ========
               Total                                   $9,374     100.0%       $9,399     100.0%
                                                      ========   =========    ========    ========

         In allocating the Company's allowance for probable loan and leases losses, management has considered the credit risk in the various loan categories in its portfolio. While the Company has made a reasonable effort to allocate the allowance to specific categories of loans, management believes that any allocation of the allowance for probable loan and lease losses into loan categories lends an appearance of precision which does not exist, in that the allowance for probable loan and lease losses is utilized as a single unallocated allowance available for losses on all types of loans and leases, and actual losses in loan categories may vary from the amounts allocated to such categories.

INVESTMENT SECURITIES

         Investment securities totaled $336.8 million at June 30, 1999. This represents an increase of $86.3 million, or 34.47%, over total investment securities of $250.5 million at December 31, 1998. The increase in investment securities primarily reflects the reallocation of assets previously allocated to loans held for sale. The investment portfolio primarily consists of bonds and notes issued by the U.S. Treasury and U.S. government agencies, state and municipal securities agencies, and mortgage-backed securities. At June 30, 1999 and 1998, all of the Company's investments were classified as available-for-sale. The amortized costs and estimated market values of the Company's investment securities at June 30, 1999 were as follows:

                                                                            June 30, 1999
                                                     ------------------------------------------------------------
                                                                       Gross           Gross         Estimated
                                                      Amortized      Unrealized      Unrealized        Market
                                                        Cost            Gain            Loss           Value
                                                     ------------   -------------   -------------   -------------
                                                                           (In thousands)
      Available-for-sale:
      U.S. Treasury                                     $ 17,509           $  10        $   (52)        $ 17,467
      U.S. Government Agencies                           165,997              69         (2,995)         163,071
      State and municipal securities                      37,537             223         (1,303)          36,457
      Mortgage-backed securities                         122,259               -         (2,492)         119,767
      Corporate bonds and equities                            38               -               -              38
                                                     ============   =============   =============   =============
              Total                                     $343,340          $  302        $(6,842)        $336,800
                                                     ============   =============   =============   =============

         The following table shows the maturities of investment securities at June 30, 1999, and the weighted average yields of such securities:

                                                           After One Year but    After Five Years but
                                    Within One Year        Within Five Years        Within Ten Years        After Ten Years
                                  ---------------------   ---------------------  ---------------------   --------------------
                                   Amount      Yield       Amount      Yield       Amount     Yield       Amount     Yield
                                  ----------  ---------   ----------  ---------   ---------  ---------   ---------  ---------
                                                                    (Dollars in thousands)
Securities available-for-sale:
    U.S. Treasuries                $ 13,018     5.30%      $  4,449     5.13%            -        -             -        -
    U.S. Government agencies         56,809     7.78         90,401     5.59      $ 15,861     5.88%            -        -
    State and municipal bonds           615     7.80          1,632     5.68         9,145     4.37      $ 25,065     4.71%
    Mortgage-backed securities            -       -               -       -          2,819     6.39       116,948     6.74
    Corporate debt and other              -       -               -       -             38     5.93             -        -
                                  ==========              ==========              =========             ==========
      Total investment             $ 70,442      7.32%     $ 96,482     5.57%     $ 27,863     5.44%     $142,013     6.38%
                                  ==========              ==========              =========             ==========

DEPOSITS

         Total deposits were $1.1 billion at June 30, 1999. This represents a decrease of $85.6 million, or 7.01%, from total deposits of $1.2 billion at December 31, 1998. The decrease was attributable to a decrease in interest bearing deposits. Interest bearing deposits totaled $821.7 million at June 30, 1999, representing a decrease of $85.8 million, or 9.46%. The decrease in interest bearing deposits reflects a decrease in the Company's reliance on time deposits and savings deposits pertaining to title companies. Non-interest bearing deposits totaled $314.2 million at June 30, 1999. This represents an increase of $264,000, or 0.08%, from total non-interest bearing deposits of $313.9 million at December 31, 1998.

         The following table shows the average balances and weighted average rate paid on the categories of deposits:

                                                             Three Months Ended June 30,
                                             ------------------------------------------------------------
                                                        1999                            1998
                                             ----------------------------   -----------------------------
                                               Average         Average        Average         Average
                                               Balance          Rate          Balance           Rate
                                             ------------    ------------   -------------   -------------
                                                               (Dollars in thousands)
      Noninterest-bearing demand               $ 282,542           -           $ 289,962               -
      Interest-bearing demand                    151,860        1.04%            133,520            1.52%
      Money market                               129,596        3.25             116,063            3.45
      Savings                                    247,086        5.47             189,279            4.95
      Time                                       262,756        3.39             274,769            5.12
                                             ============                   =============
          Total                               $1,073,840        2.63%         $1,003,593            2.94%
                                             ============                   =============

                                                              Six Months Ended June 30,
                                             ------------------------------------------------------------
                                                        1999                            1998
                                             ----------------------------   -----------------------------
                                               Average         Average        Average         Average
                                               Balance          Rate          Balance           Rate
                                             ------------    ------------   -------------   -------------
                                                               (Dollars in thousands)
      Noninterest-bearing demand               $ 281,268              -       $ 288,937             -
      Interest-bearing demand                    148,612           1.05%        131,876          1.52%
      Money market                               125,384           3.25         116,818           3.45
      Savings                                    238,992           5.69         163,302           4.86
      Time                                       283,612           3.58         253,765           5.10
                                             ============                   ===========
          Total                               $1,077,868           2.73%      $ 954,698           2.82%
                                             ============                   ===========

         The following table shows the maturities of time certificates of deposits of $100,000 or more at June 30, 1999:

                                                                      June 30, 1999
                                                                     ----------------
                                                                     (In thousands)
      Due in three months or less                                        $40,797
      Due in over three months through six months                         16,627
      Due in over six months through twelve months                        19,659
      Due in over twelve months                                            2,551
                                                                        ========
          Total                                                          $79,634
                                                                        ========

BORROWINGS

         Other borrowed funds totaled $33.6 million at June 30, 1999, representing no change from December 31, 1998. For the most part, borrowed funds represents guaranteed preferred beneficial interest in the Company's junior subordinated debentures.


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

         The Company and its subsidiary banks were well capitalized at June 30, 1999 for federal regulatory purposes. At June 30, 1999, the Company and subsidiary banks had a leverage ratio, Tier 1 risk weighted ratio and total risk-weighted capital ratio as follows:

                                                   Antelope
                            Eldorado Bank         Valley Bank        Company
                            -------------         -----------        --------
Leverage Ratio                   6.94%               8.33%             7.74%
Tier 1 - Risk Based             10.43%              12.07%            11.61%
Total Risk Based
 (Tier 1 and Tier 2)            11.56%              13.32%            12.75%

LIQUIDITY

         The Company relies on deposits as its principal source of funds and, therefore, must be in a position to service depositors' needs as they arise. Management attempts to maintain a loan-to-deposit ratio of not greater than 80% and a liquidity ratio (liquid assets, including cash and due from banks, Federal funds sold and investment securities, to deposits) of approximately 20%. The loan-to-deposit ratio was 67.73% at June 30, 1999. This represents a decrease from a loan to deposit ratio of 72.94% at December 31,1998. The average liquidity ratio was 34.06% for the quarter ended June 30, 1999, compared to an average liquidity ratio of 27.86% for the quarter ended December 31. 1998. While fluctuations in the balances of a few large depositors cause temporary increases and decreases in liquidity from time to time, the Company has not experienced difficulty in dealing with such fluctuations from existing liquidity sources.

         Should the level of liquid assets (primary liquidity) not meet the liquidity needs of the Company, other available sources of liquid assets (secondary liquidity), including the purchase of Federal funds, sale of securities under agreements to repurchase, sale of loans, window borrowing from the Federal Reserve

Bank and, borrowings from the FHLB, could be utilized. The Company has relied primarily upon the purchase of Federal funds and the sale of securities under agreements to repurchase for secondary sources of liquidity. At June 30, 1999, the Company had $100.0 million of unused borrowing capacity under FHLB advances. In order to borrow from the Federal Reserve, the Company would be required to physically deliver to the Federal Reserve collateral consisting of marketable Government securities. At June 30, 1999, the Company has no such collateral at the Federal Reserve.

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

         By June 30, 1999, the Company had converted all computer software applications that were determined not to be "Year 2000 compliant" to new systems that are believed to be year 2000 compliant. In addition the Company and its subsidiary banks believe they have identified all potential mission critical software and hardware applications and have tested each to ensure compliance with the year 2000 Based upon the Company's evaluation of its Year 2000 preparedness, management does not expect that the Year 2000 issue as it relates to information systems and embedded technology that are within the Company's direct control will have a material adverse effect on the Company's business, financial condition or results of operations. However, Year 2000 problems may turn out to exist in portions of computer programs not now suspected, and there can be no assurance that the Company will not be adversely affected by this problem.

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

         Finally, the public's anticipation of problems that may arise as a result of the millenium could result in a need for increased liquidity in the final weeks of this year. This need for additional liquidity may occur from individual withdrawals in order to hold greater amounts of cash as personal contingencies. In addition, real or perceived problems with the ability for commercial accounts to obtain inventory sell products of services and collect trade receivables could result in a decrease in commercial account balances or increase dependence on available lines of credit. All of these factors would result in a need for greater liquidity than the subsidiary banks normal need. To provide for this, the subsidiary banks have purchased securities with maturities in the later part of the fourth quarter. In addition, special lines of credit have been established with the Federal Reserve and the Federal Home Loan Bank to provide contingent sources of funds should the need arise. There is no precedent on which to base the assumptions needed to determine the exact amount of liquidity the subsidiary banks will need in the final weeks of this year. Management believes that it has provided for the most reasonable estimate as to what that need may be.

         From January 1, 1998 through June 30, 1999, the Company has incurred $450,000 addressing Year 2000 issues. The Company estimates its total costs through December 31, 1999 will be less than $500,000, and none of those costs are expected to materially affect the Company's results of operations in any one reporting period. In light of the complexity of the Year 2000 problem and its potential effect on both the Company and third parties that interact with the Company, however, there can be no assurance that the Company's costs associated with the Year 2000 issue will be as estimated. The Company does not intend to obtain insurance against any Year 2000 risks.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

         In Management's opinion there has not been a material change in the Company's market risk profile during the quarter ended June 30, 1999. Market risk is the risk of loss in a financial instrument arising from adverse changes in market prices and rates, foreign currency exchange rates, commodity prices and equity prices. The Company's market risk arises primarily from interest rate risk inherent in its lending and deposit taking activities. To that end, management actively monitors and manages its interest rate risk exposure. The Company does not have any market risk sensitive instruments acquired for trading purposes. The Company manages its interest rate sensitivity by matching the repricing opportunities on its earning assets to those on its funding liabilities. Management uses various asset/liability strategies to manage the repricing characteristics of its assets and liabilities to ensure that exposure to interest rate fluctuations is limited within Company guidelines of acceptable levels of risk-taking. Hedging strategies, including the terms and pricing of loans and deposits, and managing the deployment of its securities are used to reduce mismatches in interest rate repricing opportunities of portfolio assets and their funding sources.

         When appropriate, management may utilize off balance sheet instruments such as interest rate floors, caps and swaps to hedge its interest rate position. A Board of Directors approved hedging policy statement governs use of these instruments. As of June 30, 1999, the Company had not utilized any interest rate swap or other such financial derivative to alter its interest rate risk profile.

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

         The following table sets forth the distribution of repricing opportunities of the Company's interest-earning assets and interest-bearing liabilities, the interest rate sensitivity gap (i.e., interest rate sensitive assets less interest rate sensitive liabilities), cumulative interest-earning assets and interest-bearing liabilities, the cumulative interest rate sensitivity gap, the ratio of cumulative interest-earning assets to cumulative interest-bearing liabilities and the cumulative gap as a percentage of total assets and total interest-earning assets as of June 30, 1999. The table also sets forth the time periods during which interest-earning assets and interest-bearing liabilities will mature or may reprice in accordance with their contractual terms. The interest rate relationships between the repriceable assets and repriceable liabilities are not necessarily constant and may be affected by many factors, including the behavior of customers in response to changes in interest rates. This table should, therefore, be used only as a guide as to the possible effect changes in interest rates might have on the net margins of the Company.

                                                                             June 30, 1999
                                       -------------------------------------------------------------------------------------------
                                                                    AMOUNTS MATURING OR REPRICING IN
                                                           Over 3
                                                           Months          Over 1
                                          3 Months          to 12         Year to          Over           Non-
                                          Or Less          Months         5 Years        5 Years      Sensitive(1)      Total
                                       ---------------  --------------  -------------  ------------- -----------------------------
                                                                         (Dollars in thousands)
ASSETS
     Cash and due from banks                        -               -              -              -      $ 133,831      $ 133,831
     Federal funds sold                     $   5,020               -              -              -              -          5,020
     Investment securities                      2,043       $  58,654      $  96,303     $  179,762             38        336,800
     Loans and leases                         292,601          65,366        222,530         68,419              -        648,916
     Loans held for sale                      120,410               -              -              -              -        120,410
     Other assets (2)                               -               -              -              -        103,469        103,469
                                       ---------------  --------------  -------------  ------------- --------------  -------------
         Total assets                       $ 420,074       $ 124,020      $ 318,833     $  248,181      $ 237,338    $ 1,348,446
                                       ===============  ==============  =============  ============= ==============  =============


LIABILITIES AND SHAREHOLDERS' EQUITY
     Non-interest bearing demand
         deposits                                   -               -              -              -      $ 314,155      $ 314,155
     Interest-bearing demand,
         money market and savings           $ 577,084               -              -              -              -        577,084
     Time certificates of deposit             109,679       $ 125,863      $   8,934     $      188              -        244,664
     Short term debt                            5,918               -              -              -              -          5,918
     Long term debt                                 -               -              -         27,657              -         27,657
     Other liabilities                              -               -              -              -         51,633         51,633
     Shareholders' equity                           -               -              -              -        127,335        127,335
                                       ---------------  --------------  -------------  ------------- --------------  -------------
         Total liabilities &
              shareholders' equity          $ 692,681       $ 125,863      $   8,934     $   27,845      $ 493,123    $ 1,348,446
                                       ===============  ==============  =============  ============= ==============  =============

     Period Gap                             $(272,607)      $  (1,843)     $ 309,899     $  220,336      $(255,785)

     Cumulative interest earning
         assets                             $ 420,074       $ 544,094      $ 862,927     $1,111,108
     Cumulative interest earning
         liabilities                        $ 692,681       $ 818,544      $ 827,478     $  855,323
     Cumulative Gap                         $(272,607)      $(274,450)     $  35,449     $  255,785

     Cumulative interest earning
         assets to cumulative interest
         bearing liabilities                     0.61            0.66           1.04           1.30

     Cumulative gap as a percent of:
         Total assets                          -20.22%         -20.35%          2.63%         18.97%
         Interest earning assets               -24.53%         -24.70%          3.19%         23.02%

---------------------------------------
(1) Assets or liabilities which are not interest rate-sensitive.

(2) Allowance for possible loan losses of $9.4 Million as of June 30, 1999 is included in other assets.

         At June 30, 1999, the Company had $544.1 million of assets and $818.5 million of liabilities repricing within one year. Therefore, $274.4 million more in interest rate sensitive liabilities than interest rate sensitive assets will change to the then current rate (changes occur due to the instruments being at a variable rate or because the maturity of the instrument requires its replacement at the then current rate). If rates were to fall during this period, interest expense would decline by a greater amount than interest income and net income would increase. Conversely, if rates were to rise, the reverse would apply, and the Company's net income would decrease.

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

         Management has taken several steps to reduce the asset sensitivity of the Company by lengthening the maturities in its investment portfolio and originating more fixed-rate assets that mature or reprice in balance with its interest bearing liabilities. Management will continue to maintain a balance between its interest earning assets and interest bearing liabilities in order to minimize the impact on net interest income due to changes in market rates.

                      PART II - OTHER FINANCIAL INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Eldorado Bank was a defendant in an action initiated in 1994 by several employees who alleged, among other things, that a subsidiary of the Company wrongfully terminated their employment in connection with its 1994 closure of the Stockton, California office. Their complaint alleged, among other things, that Eldorado Bank terminated their employment as a result of their having reported violations of consumer lending laws committed by another employee of the Stockton office and sought compensatory and punitive damages. Eldorado Bank settled such claim with the plaintiffs in January 1999 without admitting any liability.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         Effective April 12, 1999, the Company amended its Certificate of Incorporation to eliminate the Series B Preferred Stock, the Voting Special Common Stock and the Non-Voting Special Common Stock and to redesignate the Class B Common Stock as "Common Stock" and the Class C Common Stock as the "Non-Voting Common Stock." On April 12, 1999 and April 29, 1999, the Company issued 59,579 and 8,858 shares of Common Stock, respectively, to Robert P. Keller, President and Chief Executive Officer of the Company, pursuant to the terms of Mr. Keller's employment agreement with the Company. The Company's issuance of those shares was exempt from registration under the Securities Act by virtue of Regulation D thereunder and/or Section 4(2) thereof.

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

REPORTS ON FORM 8-K:

         REPORT ON FORM 8-K DATED APRIL 21, 1999: this filing included as an exhibit the Amended and Restated Shareholder Agreement by and among Eldorado Bancshares, Inc. and certain of its principal shareholders executed by the parties on April 6, 1999.

                   ELDORADO BANCSHARES, INC. AND SUBSIDIARIES
                U.S. SECURITIES AND EXCHANGE COMMISSION FORM 10-Q

SIGNATURES

Pursuant to the requirements of the U.S. Securities Exchange Act of 1934, ELBI has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    ELDORADO BANCSHARES, INC.



DATE: August 14, 1999               /s/ Robert P. Keller
                                    ------------------------------------------
                                    Robert P. Keller
                                    President and Chief Executive Officer


DATE: August 14, 1999               /s/ John L. Gordon
                                    -----------------------------------------
                                    John L. Gordon
                                    Senior Vice President and Chief Financial
                                    Officer