Form 10-Q
period 1999-09-30
ELDORADO BANCSHARES INC
filed 1999-11-15
CIK 818633

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For Quarterly Period Ended September 30, 1999

                         Commission file number 2-76555

                            ELDORADO BANCSHARES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                             33-0720548
                --------                             ----------
       (State or other jurisdiction of           (I.R.S. Employer or
       incorporation or organization)            Identification No.)

   24012 Calle De La Plata, Suite 340, Laguna Hills, California     92653
   ------------------------------------------------------------    --------
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

Common Stock, $.01 par value           14,391,227 shares outstanding on
                                       November 15, 1999

                            ELDORADO BANCSHARES, INC.
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                                    FORM 10-Q

                                      INDEX

                                                                                       Page
Part I - Financial Information

    Item 1. Financial Statements

            Condensed Consolidated Statements of Condition                               3
            September 30, 1999 and December 31, 1998

            Condensed Consolidated Statements of Operations                              5
            For the three months and nine months ended September 30, 1999 and 1998

            Condensed Consolidated Statements of Comprehensive Income                    6
            For the three months and nine months ended September 30, 1999 and 1998

            Condensed Consolidated Statements of Cash Flows                              7
            For the nine months ended September 30, 1999 and 1998

            Notes to the Condensed Consolidated Financial Statements                     9

    Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                                   12

    Item 3. Quantitative and Qualitative Disclosures about Market Risk                  32


Part II - Other Financial Information

    Item 2. Changes in Securities and Use of Proceeds                                   35

    Item 5. Other Information                                                           35

    Item 6. Exhibits and Reports on Form 8-K 35

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            ELDORADO BANCSHARES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CONDITION
                    SEPTEMBER 30, 1999 AND DECEMBER 31, 1998

                                                                    September 30,
                                                                        1999            December 31,
                                                                     (Unaudited)            1998
                                                                  --------------      ----------------
                                                                             (In thousands)
ASSETS
Cash and due from banks                                              $  117,244            $  124,403
Federal funds sold                                                        3,270                19,300
Investment securities available-for-sale                                336,789               250,463
                                                                    ------------      ----------------
        Cash and investments                                            457,303               394,166

Loans and leases                                                        665,748               642,071
Mortgage loans held for sale                                            110,767               248,833
Allowance for loan and lease losses                                      (9,245)               (9,160)
                                                                    ------------      ----------------
        Net loans                                                       767,270               881,744

Servicing sale receivable                                                 1,709                 1,182
Premises and equipment                                                   11,306                12,383
Other real estate owned                                                     388                 1,583
Goodwill and other intangibles                                           65,232                67,378
Other assets                                                             47,152                39,114
                                                                    ------------      ----------------

Total assets                                                         $1,350,360            $1,397,550
                                                                    ============      ================


            See notes to condensed consolidated financial statements

                            ELDORADO BANCSHARES, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CONDITION (CONTINUED)
                    SEPTEMBER 30, 1999 AND DECEMBER 31, 1998

                                                                             September 30,
                                                                                1999             December 31,
                                                                             (Unaudited)             1998
                                                                             ------------       ---------------
                                                                                      (In thousands)
LIABILITIES AND SHAREHOLDERS' EQUITY

Non-interest bearing deposits                                                    $ 302,297           $ 313,891
Interest bearing deposits                                                          763,995             907,596
                                                                             --------------     ---------------
        Total deposits                                                           1,066,292           1,221,487

Federal funds purchased                                                            117,067               5,900
Notes payable to related parties                                                         0                 338
Subordinated debentures                                                             27,657              27,657
Accrued expenses and other liabilities                                              12,136              22,685
                                                                             --------------     ---------------
Total liabilities                                                                1,223,152           1,278,067


Preferred stock $.01 par value, 1,500,000 shares authorized,
    0 and 116,593 issued and outstanding at September 30, 1999
    and December 31, 1998 respectively                                                   -              11,659
Common stock and additional paid in capital
    $.01 par value 35,000,000 shares authorized,
    14,991,327 and 12,036,457 issued and outstanding
    as of September 30, 1999 and December 31, 1998 respectively                    110,314              87,613
Retained earnings                                                                   23,946              20,591
Unearned compensation                                                               (1,678)             (1,006)
Accumulated other comprehensive income (loss)                                       (5,374)                626
                                                                             --------------     ---------------

Total shareholders' equity                                                         127,208             119,483
                                                                             --------------     ---------------

Total liabilities and shareholders' equity                                      $1,350,360          $1,397,550
                                                                             ==============     ===============


            See notes to condensed consolidated financial statements

                            ELDORADO BANCSHARES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)

                                                                 Three Months Ended              Nine Months Ended
                                                                    September 30,                  September 30,
                                                          ---------------------------------------------------------------
                                                              1999              1998           1999             1998
                                                          -------------     --------------  -----------      ------------
                                                                (In thousands,except           (In thousands, except
                                                                 per share amounts)              per share amounts)
Interest and fee income on loans                              $ 16,167        $ 17,636        $ 47,913          $ 54,681
Income from lease finance receivables                            2,241           1,870           6,852             4,452
Interest and dividend income on securities                       5,273           1,798          12,257             4,672
Interest income on Federal funds sold                              185           1,517             987             2,226
                                                          -------------     -----------    ------------      ------------
        Total interest and fee income                           23,866          22,821          68,009            66,031

Interest on deposits
        Interest bearing demand                                    382             420           1,154             1,411
        Money market                                             1,149           1,048           3,167             3,045
        Savings                                                  3,431           3,282          10,176             7,217
        Time                                                     1,993           3,638           7,030            10,058
Interest on debentures                                             830             831           2,473             2,489
Interest on Federal funds purchased                              1,086              68           1,521               729
                                                          -------------     -----------    ------------      ------------
        Total interest expense                                   8,871           9,287          25,521            24,949

Net interest income                                             14,995          13,534          42,488            41,082

Provision for loan and lease losses                              1,300             970           3,182             3,432
                                                          -------------     -----------    ------------      ------------
      Net interest income after provision for loan and
        lease losses                                            13,695          12,564          39,306            37,650

Service charges on deposit accounts                              1,565           1,531           4,822             4,852
Gain on sale of loans                                              781           4,007           6,856            10,717
SBA servicing                                                      502             620           1,636             1,886
Other non-interest income                                        1,340           1,244           3,893             3,412
                                                            -----------     -----------    ------------      ------------
        Total non-interest income                                4,188           7,402          17,207            20,867


Salaries and employee benefits                                   7,228           6,832          22,831            20,014
Expenses of premises and fixed assets                            2,184           2,224           6,531             6,237
Amortization of goodwill and other intangibles                   1,024           1,085           3,072             3,046
Other non-interest expense                                       4,888           5,282          15,269            16,347
                                                            -----------     -----------    ------------      ------------
        Total non-interest expense                              15,324          15,423          47,703            45,644

Income before taxes                                              2,559           4,543           8,810            12,873
Income tax provision                                             1,428           2,084           4,750             6,107
                                                            ===========     ===========    ============      ============
Net income                                                     $ 1,131         $ 2,459         $ 4,060           $ 6,766
                                                            ===========     ===========    ============      ============

Preferred dividends                                            $     0         $   323         $   706           $   959
Net income available to common                                 $ 1,131         $ 2,136         $ 3,354           $ 5,807

Basic earnings per share                                       $  0.08         $  0.18         $  0.25           $  0.48
Diluted earnings per share                                     $  0.08         $  0.17         $  0.24           $  0.47


            See notes to condensed consolidated financial statements

            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)

                                                                 Three Months Ended               Nine Months Ended
                                                                    September 30,                    September 30,
                                                            -----------------------------    -----------------------------
                                                                1999            1998            1999             1998
                                                            -------------    ------------    ------------    -------------
                                                                    (In thousands)                  (In thousands)
Net income                                                      $  1,131         $ 2,459       $   4,060         $  6,766
Other comprehensive income (loss), net of tax:
     Unrealized gains (losses) on securities:
          Unrealized holding gains (losses) arising
            during period                                         (5,599)            693          (5,963)             723
          Less: reclassification adjustment for gains
            (losses) included in net income                          225             229             589              199
                                                            -------------    ------------    ------------    -------------
     Total other comprehensive income:                            (5,374)            922         (5,374)              922
                                                            -------------    ------------    ------------    -------------

Comprehensive income                                            $ (4,243)        $ 3,381       $ (1,314)         $  7,688
                                                            =============    ============    ============    =============

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)

                                                                  Nine Months Ended September 30,
                                                                ------------------------------------
                                                                     1999                 1998
                                                                ----------------     ---------------
                                                                          (In thousands)
OPERATING ACTIVITIES:
Net Income                                                            $   4,060           $   6,766
Adjustments to reconcile net income to net cash
       Provided by operating activities:
       Provision for loan and lease losses                                3,182               3,432
       Provision for loss on other real estate owned                         34                   -
       Depreciation and amortization                                      4,967               4,918
       Accretion of premium/discount on investments                         762                (787)
       (Gain) loss on sale of premises and equipment                        (29)                  -
       (Gain) loss on sale of investment securities                        (589)               (199)
       (Gain) loss on sale of real estate owned                            (295)                301
       Mortgage loans originated for sale                              (886,202)         (1,306,103)
       Proceeds from sales of loans and servicing                     1,031,124           1,250,523
       Gain on sale of loans and servicing                               (6,856)            (10,717)
       Net effect of changes in:
           Deferred loan origination fees                                 1,593                (888)
           Loan and servicing sales receivable                             (527)             (1,241)
           Accrued interest and other assets                             (9,635)             (3,761)
           Accrued expenses and other liabilities                       (10,549)              6,217
                                                                ----------------     ---------------
Net cash provided by (used in) operating activities                   $ 131,040           $ (51,539)

INVESTING ACTIVITIES:
Proceeds from sale of real estate owned                               $   1,666           $   1,898
Loans/Leases originated for portfolio net of principal
repayments                                                              (28,577)            (14,875)
Purchases of investment securities                                     (253,882)           (144,891)
Maturities/Sales of investment securities                               153,586             105,102
Paydowns on investment securities                                         7,797               8,295
Purchases of premises and equipment                                      (1,050)             (1,838)
Proceeds from sale of premises and equipment                                261               1,220
Purchase of Eldorado Bank                                                     -                   -
                                                                ----------------     ---------------
Net cash (used in) provided by investing activities                  $ (120,199)         $  (45,089)


            See notes to condensed consolidated financial statements

                            ELDORADO BANCSHARES, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                  NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)

                                                                  Nine Months Ended September 30,
                                                                ------------------------------------
                                                                     1999                 1998
                                                                ----------------     ---------------
                                                                           (In thousands)
FINANCING ACTIVITIES:
Net effect of changes in:
       Noninterest bearing deposits                                  $  (11,594)          $ (18,857)
       Interest bearing deposits                                       (143,601)            206,212
Other borrowings                                                        110,829               2,430
Payment of dividends                                                       (705)               (959)
Redemption of preferred stock                                           (11,659)                  -
Issuance on common stock                                                 22,700                   -
                                                                ----------------     ---------------
Net cash (used in) provided by financing activities                     (34,030)            188,826

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                        (23,189)             92,198

CASH AND CASH EQUIVALENTS,
       BEGINNING OF PERIOD                                              143,703             145,819
                                                                ----------------     ---------------

CASH AND CASH EQUIVALENTS,
       END OF PERIOD                                                  $ 120,514           $ 238,017
                                                                ================     ===============


Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
       Interest                                                       $  25,521           $  24,949
       Income Taxes                                                   $   3,825           $   1,892


            See notes to condensed consolidated financial statements

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BASIS OF PRESENTATION

         This quarterly report contains or incorporates by reference certain forward-looking statements by the Company. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The accompanying financial information for Eldorado Bancshares, Inc. ("ELBI" or the "Company") has been prepared in accordance with the Securities and Exchange Commission rules and regulations for quarterly reporting and therefore does not necessarily include all information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. The interim financial data is unaudited; however, in the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. Certain reclassifications have been made in the 1998 financial information to conform to the presentation used in 1999. Results for the period ending September 30, 1999 are not necessarily indicative of results which may be expected for any other interim period or for the year as a whole. The information contained in this report should be read in conjunction with the Annual Report of ELBI on Form 10-K for the year ended December 31, 1998 and in particular the footnotes to the audited financial statements included therewith.

         On January 22, 1999, the Company completed the acquisition of Antelope Valley Bank. In connection with the acquisition, the Company issued to the shareholders of Antelope Valley Bank approximately 2.8 million shares of common stock. The acquisition was treated for accounting purposes as a pooling of interests. Accordingly, the financial information for prior periods contained herein has been restated to reflect the combined entities.

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

EARNINGS PER COMMON SHARE

         The number of common shares outstanding at September 30, 1999 was 14,391,227. Basic earnings per share is computed by dividing net income less dividends paid to preferred shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share gives effect to all potential issuances of common stock that would have caused basic earnings per share to be lower, as if the issuances had already occurred.

         At September 30, 1999, the Company had outstanding common stock purchase warrants entitling the holders to purchase a total of 2,241,217 shares of common stock and stock options entitling the holders to purchase a total of 767,673 shares of common stock. The Company's stock was listed on NASDAQ as of February 1, 1999. The Company estimated an average trading price per share of $10.75 in computing the dilutive impact of the outstanding warrants and options for the three and nine months ended September 30, 1999.

         The weighted average number of common shares used to compute basic earnings per share was 14,391,000 and 12,015,000 for the quarter ended September 30, 1999 and 1998, respectively. The weighted average number of common shares used to compute basic earnings per share was 13,482,000 and 12,015,000 for the nine months ended September 30, 1999 and 1998, respectively. The significant increase in the weighted average number of common shares for the quarter compared to the nine-month period reflects the impact of the increased shares from the public offering in April of 1999. The weighted average number of common shares used to compute diluted earnings per share was 14,634,000 and 12,334,000 for the quarter ended September 30, 1999 and 1998, respectively. The weighted average number of common shares used to compute diluted earnings per share was 13,725,000 and 12,334,000 for the nine months ended September 30, 1999 and 1998, respectively.

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

                                                                       Three Months Ended
                                                                       September 30, 1999
                                         ------------------------------------------------------------------------------
                                             MORTGAGE    COMMERCIAL AND CONSUMER       OTHER              TOTAL
                                             --------    -----------------------       -----              -----
Interest income                              $    2,273          $   16,972         $    4,621          $   23,866
Interest expense                                      -               6,860              2,011               8,871
Internal allocation of funds                     (1,726)              5,166             (3,440)                  -
                                             ----------          ----------         ----------          ----------
     Net interest income (expense)                  547              15,278               (830)             14,995
Provision for loan and lease losses                 150               1,150                  -               1,300
Non-interest income                                 675               3,100                413               4,188
Non-interest expense                              3,374               8,063              3,887              15,324
                                             ----------          ----------         ----------          ----------
Net income (loss) before taxes                   (2,302)              9,165             (4,304)              2,559
Provision (benefit) for income taxes               (967)              3,820             (1,425)              1,428
                                             ----------          ----------         ----------          ----------
Net income (loss)                            $   (1,335)         $    5,345         $   (2,879)         $    1,131
                                             ==========          ==========         ==========          ==========
Segment assets                               $  119,131          $  764,666         $  466,563          $1,350,360
                                             ==========          ==========         ==========          ==========

                                                                  Three Months Ended
                                                                  September 30, 1998
                                         -----------------------------------------------------------------------------
                                             MORTGAGE    COMMERCIAL AND CONSUMER       OTHER              TOTAL
                                             --------    -----------------------       -----              -----
Interest income                              $    3,387          $   16,792         $    2,642          $   22,821
Interest expense                                      -               7,570              1,717               9,287
Internal allocation of funds                     (2,901)              4,670             (1,769)                  -
                                             ----------          ----------         ----------          ----------
     Net interest income (expense)                  486              13,892               (844)             13,534
Provision for loan and lease losses                   -                 970                  -                 970
Non-interest income                               4,075               3,005                322               7,402
Non-interest expense                              3,227               7,927              4,269              15,423
                                             ----------          ----------         ----------          ----------
Net income (loss) before taxes                    1,334               8,000             (4,791)              4,543
Provision (benefit) for income taxes                560               3,455             (1,932)              2,084
                                             ----------          ----------         ----------          ----------
Net income (loss)                            $      774          $    4,545         $   (2,859)         $    2,459
                                             ==========          ==========         ==========          ==========
Segment assets                               $  189,397          $  718,697         $  386,884          $1,294,978
                                             ==========          ==========         ==========          ==========

                                                                   Nine Months Ended
                                                                  September 30, 1999
                                         -----------------------------------------------------------------------------
                                             MORTGAGE    COMMERCIAL AND CONSUMER       OTHER              TOTAL
                                             --------    -----------------------       -----              -----
Interest income                              $    7,480          $   49,567         $   10,962          $   68,009
Interest expense                                      -              20,709              4,812              25,521
Internal allocation of funds                     (5,885)             14,516             (8,631)                  -
                                             ----------          ----------         ----------          ----------
     Net interest income (expense)                1,595              43,374             (2,481)             42,488
Provision for loan and lease losses                 300               2,882                  -               3,182
Non-interest income                               6,191               9,952              1,064              17,207
Non-interest expense                             10,007              25,622             12,074              47,703
                                             ----------          ----------         ----------          ----------
Net income (loss) before taxes                   (2,521)             24,822            (13,491)              8,810
Provision (benefit) for income taxes             (1,059)             10,327             (4,518)              4,750
                                             ----------          ----------         ----------          ----------
Net income (loss)                            $   (1,462)         $   14,495         $   (8,973)         $    4,060
                                             ==========          ==========         ==========          ==========
Segment assets                               $  119,131          $  764,666         $  466,563          $1,350,360
                                             ==========          ==========         ==========          ==========








                                                                   Nine Months Ended
                                                                  September 30, 1998
                                         ----------------------------------------------------------------------------
                                             MORTGAGE    COMMERCIAL AND CONSUMER       OTHER              TOTAL
                                             --------    -----------------------       -----              -----
Interest income                              $   10,999          $   50,158         $    4,874          $   66,031
Interest expense                                      -              20,609              4,340              24,949

Internal allocation of funds                     (9,102)             12,152             (3,050)                  -
                                             ----------          ----------         ----------          ----------
     Net interest income (expense)                1,897              41,701             (2,516)             41,082
Provision for loan and lease losses                   -               3,432                  -               3,432

Non-interest income                              10,947               9,074                846              20,867

Non-interest expense                              7,846              24,851             12,947              45,644
                                             ----------          ----------         ----------          ----------
Net income (loss) before taxes                    4,998              22,492            (14,617)             12,873
Provision (benefit) for income taxes              2,099               9,423             (5,415)              6,107
                                             ----------          ----------         ----------          ----------
Net income (loss)                            $    2,899          $   13,069         $   (9,202)         $    6,766
                                             ==========          ==========         ==========          ==========
Segment assets                               $  189,397          $  718,697         $  386,884          $1,294,978
                                             ==========          ==========         ==========          ==========

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

         Prior to September 1995, the predecessor to the Company, SDN Bancorp, Inc., owned a single bank, San Dieguito National Bank ("San Dieguito"), with approximately $56 million in assets. At that time, San Dieguito was categorized as "critically undercapitalized" by federal regulators. In September 1995, SDN and San Dieguito were recapitalized by Dartmouth Capital Group, L.P. ("DCG"), a bank holding company organized by Robert P. Keller, the Company's current President and Chief Executive Officer. Following the recapitalization, Mr. Keller assumed control of the Company, installed new management and began implementing policies to improve the Company's asset quality and operating performance.

         Since September 1995, Eldorado has acquired four banks in California with combined assets of approximately $1.0 billion. The following table summarizes certain data regarding those acquisitions, including the asset size of the acquired bank as of the end of the quarter immediately preceding the acquisition.


                                                                        PRINCIPAL COUNTY              ASSETS
ACQUIRED BANK                             ACQUISITION DATE              OF ACQUIRED BANK             ACQUIRED
                                   -------------------------------   ------------------------    -----------------
                                                                                                  (IN MILLIONS)
Liberty National Bank              March 31, 1996                    Orange                            $146
Commerce Security Bank             September 30, 1996                Sacramento                         229
Eldorado Bank                      September 6, 1997                 Orange                             404
Antelope Valley Bank               January 22, 1999                  Los Angeles                        212


         Other than the Antelope transaction, each acquisition was accounted for using the purchase method of accounting for business combinations. Effective September 30, 1997, the Company consolidated into Eldorado Bank the respective operations of San Dieguito, Liberty National Bank and Commerce Security Bank. Antelope Valley Bank continues to operate as a separate banking subsidiary of the Company.

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

         In April 1999, in an underwriting managed by Keefe, Bruyette & Woods Inc., the Company completed the public offering of an aggregate of 2,286,400 shares of Common Stock. The net proceeds to the Company were $21.9 million. The company used a portion of these proceeds to redeem all of its outstanding 11% Series B Preferred Stock which had an aggregate liquidation value of $12.1 million, including a redemption premium of $351,000. In addition, the Company repaid indebtedness in the amount of $338,000 to one of its principal shareholders, DCG. The remaining net proceeds of the offering are being used for general purposes, including investment in the Banks.

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

OVERVIEW

         The Company generated net income of $1.1 million for the quarter ended September 30, 1999. This represents a decrease of $1.3 million, or 54.01%, over net income of $2.4 million for the quarter ended September 30, 1998. The decrease in net income resulted as the unfavorable decrease in non-interest income and increase in the provision for loan losses were greater than the favorable increase in net interest income and decrease in other operating expenses. The decrease in non-interest income was primarily the result of a lower gain on the sale of mortgage loans, reflecting a substantially lower volume of mortgage loans originated during the quarter.

         The table below summarizes basic and diluted earnings per share data:


                                                           Three Months Ended
                                                              September 30,
                                          --------------------------------------------------------
                                                    1999                        1998
                                                    ----                        ----
                                             Basic        Diluted       Basic           Diluted
                                             -----        -------       -----           -------
Earnings per share                           $0.08         $0.08        $0.18            $0.17
Earnings per share, excluding
   costs associated with Antelope
   Valley Bank acquisition
   and redemption premium                    $0.08         $0.08        $0.18            $0.17
Earnings per share, excluding
   goodwill amortization                     $0.15         $0.15        $0.27            $0.26
Earnings per share, excluding
   goodwill amortization costs
   associated with Antelope
   Valley Bank acquisition
   and redemption premium                    $0.15         $0.15        $0.27            $0.26


         For the quarter ended September 30, 1999, the Company generated a return on average assets of 0.34%, compared to a return of 0.78% for the quarter ended September 30, 1998. The Company generated a return on average equity of 3.53% for the quarter ended September 30, 1999, compared to a return of 8.13% for the quarter ended September 30, 1998.

RESULTS OF OPERATIONS

NET INTEREST INCOME AND NET INTEREST MARGIN

         Net interest income, the difference between the interest income generated from interest-earning assets and the interest paid for interest-bearing liabilities, continues to be the Company's primary source of revenue. The Company's net interest income totaled $15.0 million for the quarter ended September 30, 1999. This represented an increase of $1.5 million, or 10.80%, from net interest income of $13.5 million for the quarter ended September 30, 1998. The increase reflects an increase in interest income combined with a decrease in interest expense.

         The net interest margin is equal to net interest income for the quarter, annualized and then expressed as a percent of average earning assets. The Company's net interest margin increased to 5.22% for the quarter ended September 30, 1999, compared to a net interest margin of 5.10% for the quarter ended September 30, 1998. The increase in net interest margin was a result of a higher net interest spread on a higher volume of average earning assets.

         For the quarter ended September 30, 1999, the Company generated total interest income of $23.9 million, on average earning assets of $1.1 billion resulting in an average yield of 8.31%. This compares to total interest income of $22.8 million, on average earning assets of $1.0 billion resulting in an average yield of 8.60% for the quarter ended September 30, 1998. The $1.1 million, or 4.58%, increase in total interest income was the result of a higher volume of earning assets slightly offset by a lower average yield on earning assets. The increase in earning assets was primarily the result of an increase in average investment securities and Federal Funds sold to $347.3 million as of September 30, 1999, compared to $252.0 million as of September 30, 1998. The lower average yield on earning assets is attributable to a decrease in the yield on loans and leases to 9.22% for the quarter ended September 30, 1999, compared to a yield of 9.66% for the quarter ended September 30, 1998.

         For the quarter ended September 30, 1999, the Company's interest expense totaled $8.9 million, on average interest bearing liabilities of $886.6 million, for an average cost of 3.97%. This compares to total interest expense of $9.3 million, on average interest bearing liabilities of $816.5 million, for an average cost of 4.51% for the quarter ended September 30, 1998. The $416,000, or 4.48%, decrease in interest expense was the result of a lower average cost of interest bearing deposits. The cost of interest bearing deposits decreased to 3.52% for the quarter ended September 30, 1999, compared to a cost of 4.24% for the same period last year. The decrease in the cost of interest bearing liabilities was the result of a decreased reliance on time deposits and a lower average cost of those deposits.

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


                                                                    Three Months Ended September 30,
                                             --------------------------------------------------------------------------------
                                                              1999                                     1998
                                             ---------------------------------------- ---------------------------------------
                                                            Interest       Average                   Interest      Average
                                              Average      Income or      Yield or      Average      Income or     Yield or
                                              Balance       Expense         Cost        Balance       Expense        Cost
                                             -----------   -----------   ------------ ------------  ------------  -----------
                                                                           (Dollars in thousands)
ASSETS
Interest-earning assets:
Loans and leases                              $ 791,740     $  18,408       9.22%     $   801,211     $  19,506       9.66%
Investment securities                           332,730         5,273       6.29          138,275         1,798       5.16
Federal funds sold                               14,619           185       5.02          113,747         1,517       5.29
                                             -----------   -----------                ------------  ------------
       Total interest-earning assets          1,139,089        23,866       8.31        1,053,233        22,821       8.60
Non-earning assets:
Cash and demand deposits with banks              64,311                                    92,448
Other assets                                    105,397                                    99,164
                                             -----------                              ------------
       Total assets                           1,308,797                                 1,244,845
                                             ===========                              ============

LIABILITIES AND SHAREHOLDERS'
     EQUITY
Interest-bearing liabilities:
Deposits
     Interest-bearing demand                    150,157           382       1.01          135,555           420       1.23
     Money market                               139,347         1,149       3.27          111,983         1,048       3.71
     Savings                                    254,833         3,431       5.34          220,714         3,282       5.90
     Time                                       239,845         1,993       3.30          316,485         3,638       4.56
                                             -----------   -----------                ------------  ------------

       Total interest-bearing deposits          784,182         6,955       3.52          784,737         8,388       4.24
Short-term borrowing                             74,767         1,086       5.76            4,102            68       6.58
Long-term debt                                   27,657           830      11.91           27,657           831      11.92
                                             -----------   -----------                ------------  ------------

       Total interest-bearing liabilities       886,606         8,871       3.97          816,496         9,287       4.51
Noninterest-bearing liabilities:
     Demand deposits                            282,684                                   288,341
     Other liabilities                           12,266                                    20,047
                                             -----------                              ------------

       Total liabilities                      1,181,556                                 1,124,884
Shareholders' equity                            127,241                                   119,961
                                             -----------                              ------------
Total liabilities and shareholders' equity   $1,308,797                               $ 1,244,845
                                             ===========   -----------                ============  ------------
Net interest income                                         $  14,995                                 $  13,534
                                                           ===========                              ============

Net yield on interest-earning assets                                        5.22%                                     5.10%


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

                                                For the Three Months Ended September 30,
                                  ----------------------------------------------------------------
                                                          1999 Compared to 1998
                                  ----------------------------------------------------------------
                                      Net
                                     Change           Rate              Volume            Mix
                                  ------------    -------------     ------------      ------------
                                                            (In thousands)
Interest Income:
Loans and leases                    $(1,098)          $  (878)          $  (231)          $    11
Investment securities                 3,475               393             2,529               553
Federal funds sold                   (1,332)              (78)           (1,322)               68
Other earning assets                      0                 0                 0                 0
                                    -------           -------           -------           -------
    Total interest income             1,045              (563)              976               632
Interest Expense:
Interest-bearing demand                 (38)              (75)               45                (8)
Money market                            101              (125)              256               (30)
Savings                                 149              (310)              507               (48)
Time                                 (1,645)           (1,008)             (881)              244
Short-term borrowing                  1,018                (8)            1,171              (145)
Long-term debt                           (1)               (1)                -                 -
                                    -------           -------           -------           -------
    Total interest expense             (416)           (1,527)            1,098                13
                                    =======           =======           =======           =======
Net interest income                 $ 1,461           $   964              (122)          $  (619)
                                    =======           =======           =======           =======

PROVISION FOR LOAN AND LEASE LOSSES

         The Company maintains an allowance for probable credit losses. A provision for credit losses is charged to the Company's earnings sufficient to maintain the allowance for credit losses at a level determined adequate for each Bank. The provision for credit losses totaled $1.3 million for the quarter ended September 30, 1999. This represents an increase of $330,000, or 34.02%, from the provision for loan and lease losses of $970,000 for the quarter ended September 30, 1998. For the quarter ended September 30, 1999, the net amount charged to the Company's allowance for loan and leases losses was $1.4 million. This represented an increase of $849,000, or 1.46%, from net loans and leases charged to the reserves of $580,000 for the quarter ended September 30, 1998.

NON-INTEREST INCOME

         Non-interest income totaled $4.2 million for the quarter ended September 30, 1999. This represents a decrease of $3.2 million, or 43.42%, from non-interest income of $7.4 million for the quarter ended September 30, 1998. The decrease in non-interest income was primarily the result of a decrease in the gain on sale of mortgage loans. The gain on the sale of mortgage loans decreased $3.2 million, or 80.51%, to $781,000 for the quarter ended September 30, 1999, from $4.0 million for the quarter ended September 30, 1998. The decrease in the gain on sale of loans primarily reflects a decrease in the volume of mortgage loans sold. The decrease in the volume of mortgage loans sold primarily reflects a lower volume of refinancing activity that resulted from an increase in mortgage interest rates in the second and third quarters of 1999. Mortgage loans originated for refinancing purposes represented 30.29% of the total origination volume during the quarter ended September 30, 1999, as compared to 50.77% for the quarter ended September 30, 1998. Another significant factor in the decline in mortgage origination volume during the quarter ended September 30, 1999 was the conversion to an upgraded information system that the Company expects will permit greater automation of the loan funding and sales processes. As a consequence of unanticipated operational problems incurred during the transition to the upgraded system, the Company had to constrain the volume of mortgage loans originated during July 1999 and August 1999.

         Service charges on deposit accounts decreased slightly for the three months ended September 30, 1999 compared to the same period last year. SBA servicing totaled $502,000 for the quarter ended September 30, 1999. This represents a decrease of $118,000, or 19.03%, from total SBA servicing of $620,000 for the quarter ended September 30, 1998. The decrease in serving income is primarily the result of increased prepayments of SBA loans. Other non-interest income increased by $96,000, or 7.72%, to $1.3 million for the quarter ended September 30, 1999. The increase in other non-interest income is primarily attributable to gains recognized on the sale of available-for-sale investment securities.

         The following table presents for the periods indicated the major categories of non-interest income:

                                                        Three Months Ended September 30,
                                                    ------------------------------------------
                                                         1999                        1998
                                                    ---------------          -----------------
                                                                  (In thousands)
       Service charges on deposit accounts                 $ 1,565                    $ 1,531
       Gains on sale of mortgage loans                         781                      4,007
       SBA loan servicing                                      502                        620
       Other income                                          1,340                      1,244
                                                    ---------------          -----------------
            Total non-interest income                      $ 4,188                    $ 7,402
                                                    ===============          =================

NON-INTEREST EXPENSE

         Non-interest expense totaled $15.3 million for the quarter ended September 30, 1999. This represents a decrease of $99,000, or 0.64%, from total non-interest expenses of $15.4 million for the quarter ended September 30, 1998. Salaries and employee benefits totaled $7.2 million for the quarter ended September 30, 1999. This represents a decrease of $396,000, or 5.80%, from salaries and employee benefits of $6.8 million for the quarter ended September 30, 1998. The increase primarily reflects decreased staffing levels, most of which can be attributed to the mortgage operation.

         The Company's efficiency ratio, operating expenses less goodwill divided by net revenue, was 74.55% for the quarter ended September 30, 1999, compared to a ratio of 68.48% for the quarter ended September 30, 1998. The decrease in operating expenses was proportionately less than the decrease in net revenue resulting in the increase in the ratio.

         The following table presents for the periods indicated the major categories of non-interest expense:

                                                                               Three Months Ended
                                                                                  September 30,
                                                                      --------------------------------------
                                                                          1999                    1998
                                                                      --------------          --------------
                                                                                 (In thousands)
  Salaries and employee benefits                                            $ 7,228                 $ 6,832
  Non-staff expense
          Occupancy and equipment                                             2,184                   2,224
          Amortization of intangibles                                         1,024                   1,085
          Outside services                                                      595                     725
          Item and data processing                                              937                   1,042
          Printing and supplies                                                 356                     423
          Loan expense, including carrying cost for OREO                        501                     386
          Advertising and charitable contributions                              350                     277
          Other                                                               2,149                   2,429
                                                                      --------------          --------------
          Total non-interest expense                                       $ 15,324                $ 15,423
                                                                      ==============          ==============

PROVISION FOR INCOME TAXES

         For the quarter ended September 30, 1999, the Company recorded a provision for income taxes of $1.4 million. This represents a decrease of $656,000, or 31.48%, from a tax provision of $2.1 million for the quarter ended September 30, 1998. The Company's effective tax rate 55.80% is higher than the applicable statutory rate 45.00%, primarily because the goodwill amortization is a charge to earnings for financial statement purposes and is not deductible for federal income tax purposes.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

OVERVIEW

         The Company generated net income of $4.1 million for the nine months ended September 30, 1999. This represents a decrease of $2.7 million, or 39.99%, from net income of $6.8 million for the nine months ended September 30, 1998. The decrease in net income was the result of a decrease in non-interest income due to a decrease in the income earned from the sale of mortgage loans.

         The table below summarizes basic and diluted earnings per share data:


                                                           Nine Months Ended
                                                             September 30,
                                          --------------------------------------------------------
                                                    1999                        1998
                                                    ----                        ----
                                             BASIC        DILUTED       BASIC           DILUTED
Earnings per share                           $0.25         $0.24        $0.48            $0.47
Earnings per share, excluding
   costs associated with Antelope
   Valley Bank acquisition
   and redemption premium                    $0.32         $0.32        $0.48            $0.47
Earnings per share, excluding
   goodwill amortization                     $0.48         $0.47        $0.74            $0.72
Earnings per share, excluding
   goodwill amortization costs
   associated with Antelope
   Valley Bank acquisition
   and redemption premium                    $0.55         $0.54        $0.74            $0.72


         For the nine months ended September 30, 1999, the Company generated a return on average assets of 0.42%, compared to a return of 0.77% for the nine months ended September 30, 1998. The Company generated a return on average equity of 4.33% for the nine months ended September 30, 1999, compared to a return of 7.72% for the nine months ended September 30, 1998.

RESULTS OF OPERATIONS

NET INTEREST INCOME AND NET INTEREST MARGIN

         The Company's net interest income totaled $42.5 million for the nine months ended September 30, 1999. This represented an increase of $1.4 million, or 3.42%, from net interest of 41.1 million for the nine months ended September 30, 1998. The increase reflects a greater increase in total interest income than the increase in total interest expense.

         The Company's net interest margin decreased to 5.13% for the nine months ended September 30, 1999, compared to a net interest margin of 5.62% for the nine months ended September 30, 1998. The decrease in the net interest margin was a result of a lower net interest spread on a greater volume of average earning assets.

         For the nine months ended September 30, 1999, the Company generated total interest income of $68.0 million, on average earning assets of $1.1 billion resulting in an average yield of 8.21%. This compares to total interest income of $66.0 million, on average earning assets of $977,000 resulting in an average yield of 9.03% for the nine months ended September 30, 1998. The $2.0 million, or 3.00%, increase in total interest income was the result of a greater average volume of earning assets that more than offset a lower yield on those earning assets.

         For the nine months ended September 30, 1999, the Company's interest expense totaled $25.5 million, on average interest bearing liabilities of $857.4 million, for an average cost of 3.98%. This compares to total interest expense of $24.9 million, on average interest bearing liabilities of $753.3 million, for an average cost of 4.43% for the nine months ended September 30, 1998. The increase in average interest bearing liabilities was the result of greater reliance on the title company related savings deposits and short-term borrowings for the most recent nine-month period.

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

                                                                     Nine Months Ended September 30,
                                             --------------------------------------------------------------------------------
                                                              1999                                     1998
                                             ---------------------------------------- ---------------------------------------
                                                            Interest       Average                   Interest      Average
                                              Average      Income or      Yield or      Average      Income or     Yield or
                                              Balance       Expense         Cost        Balance       Expense        Cost
                                             -----------   -----------   ------------ ------------  ------------  -----------
                                                                           (Dollars in thousands)
ASSETS
Interest-earning assets:
Loans and leases                              $ 803,902     $  54,765          9.11%    $ 806,729     $  59,133        9.80%
Investment securities                           275,785        12,257          5.94       115,419         4,672        5.41
Federal funds sold                               27,318           987          4.83        55,325         2,226        5.38
                                             -----------   -----------                ------------  ------------
       Total interest-earning assets          1,107,005        68,009          8.21       977,473        66,031        9.03
Non-earning assets:
Cash and demand deposits with banks              67,808                                    95,965
Other assets                                    108,083                                   100,722
                                             -----------                              ------------
       Total assets                           1,282,896                                 1,174,160
                                             ===========                              ============

LIABILITIES AND SHAREHOLDERS'
     EQUITY
Interest-bearing liabilities:
Deposits
     Interest-bearing demand                    149,132         1,154          1.03       133,116         1,411       1.42
     Money market                               130,090         3,167          3.25       115,188         3,045       3.53
     Savings                                    244,331        10,176          5.57       182,650         7,217       5.28
     Time                                       268,862         7,030          3.50       274,901        10,058       4.89
                                             -----------   -----------                ------------  ------------
       Total interest-bearing deposits          792,415        21,527          3.63       705,855        21,731       4.12
Short-term borrowing                             37,306         1,521          5.45        19,809           729       4.92
Long-term debt                                   27,657         2,473         11.95        27,657         2,489      12.03
                                             -----------   -----------                ------------  ------------
       Total interest-bearing liabilities       857,378        25,521          3.98       753,321        24,949       4.43
Noninterest-bearing liabilities:
     Demand deposits                            281,745                                   288,736
     Other liabilities                           18,349                                    14,877
                                             -----------                              ------------
       Total liabilities                      1,157,472                                 1,056,934
Shareholders' equity                            125,424                                   117,226
                                             -----------                              ------------
Total liabilities and shareholders' equity   $1,282,896                                $1,174,160
                                             ===========   -----------                ============  ------------
Net interest income                                         $  42,488                                 $  41,082
                                                           ===========                              ============
Net yield on interest-earning assets                                           5.13%                                   5.62%

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

                                                        For the Nine Months Ended September 30,
                                               ----------------------------------------------------------
                                                                 1999 Compared to 1998
                                               ----------------------------------------------------------
                                                   Net
                                                 Change           Rate          Volume           Mix
                                               ------------   -------------   ------------   ------------
                                                                    (In thousands)
    Interest Income:
    Loans and leases                              $ (4,368)       $ (4,175)      $   (207)        $   14
    Investment securities                            7,585             458          6,491            636
    Federal funds sold                              (1,239)           (227)        (1,127)           115
    Other earning assets                                 0               0              0              0
                                               ------------   -------------   ------------   ------------
        Total interest income                        1,978          (3,944)         5,157            765
    Interest Expense:
    Interest-bearing demand                           (257)           (381)           170            (46)
    Money market                                       122            (241)           394            (31)

    Savings                                          2,959             390          2,437            132
    Time                                            (3,028)         (2,870)          (221)            63
    Short-term borrowing                               792              79            644             69

    Long-term debt                                     (16)            (16)             -              -
                                               ------------   -------------   ------------   ------------
        Total interest expense                         572          (3,039)         3,424            187
                                               ------------   -------------   ------------   ------------
    Net interest income                           $  1,406         $  (905)      $  1,733        $   578
                                               ============   =============   ============   ============

PROVISION FOR LOAN AND LEASE LOSSES

         The provision for credit losses totaled $3.2 million for the nine months ended September 30, 1999. This represents a decrease of $250,000, or 7.28%, from the provision for loan and lease losses of $3.4 million for the nine months ended September 30, 1998. For the nine months ended September 30, 1999, the net amount charged to the Company's allowance for loan and leases losses was $3.1 million. This represented a decrease of $1.5 million, or 32.17%, from net loans and leases charged to the reserves of $4.6 million for the nine months ended September 30, 1998.

NON-INTEREST INCOME

         Non-interest income totaled $17.2 million for the nine months ended September 30, 1999. This represents a decrease of $3.7 million, or 17.54%, from total non-interest income of $20.9 million for the nine months ended September 30, 1998. The decrease in non-interest income was primarily the result of a decrease in the gain on sale of mortgage loans. The gain on the sale of mortgage loans decreased $3.8 million, or 36.03%, to $6.9 million for the nine months ended September 30, 1999, from $10.7 million for the nine months ended September 30, 1998. The decrease in the gain on sale of loans primarily reflects a decrease in the volume of mortgage loans sold. The decrease in the volume of mortgage loans sold primarily reflects a lower volume of refinancing activity that has resulted from an increase in mortgage interest rates in the second and third quarters of 1999. Service charges on deposit accounts decreased slightly for the nine months ended September 30, 1999 compared to the same period last year. SBA servicing fees decreased $250,000, or 13.26%, to $1.6 million for the nine months ended September 30, 1999. The decrease is the result of faster prepayments on loans serviced. Other non-interest income increased by $481,000, or 14.10%, to $3.9 million for the nine months ended September 30, 1999. The increase in other non-interest income is attributable to gains recognized on the sale of available-for-sale investment securities.

         The following table presents for the periods indicated the major categories of non-interest income:


                                                             Nine Months Ended September
                                                                         30,
                                                            ------------------------------
                                                               1999              1998
                                                            -----------       ------------
                                                                   (In thousands)

             Service charges on deposit accounts               $ 4,822            $ 4,852
             Gains on sale of mortgage loans                     6,856             10,717
             SBA loan servicing                                  1,636              1,886
             Other income                                        3,893              3,412
                                                            -----------       ------------

                  Total non-interest income                    $17,207           $ 20,867
                                                            ===========       ============


NON-INTEREST EXPENSE

         Non-interest expense totaled $47.7 million for the nine months ended September 30, 1999. This represents an increase of $2.1 million, or 4.51%, from total non-interest expenses of $45.6 million for the nine months ended September 30, 1998. Salaries and employee benefits totaled $22.8 million for the nine months ended September 30, 1999. This represents an increase of $2.8 million, or 14.08%, from salaries and employee benefits of $20.0 million for the nine months ended September 30, 1998. The increase primarily reflects increased staffing levels, most of which can be attributed to the mortgage operation in the first quarter of 1999.

         The Company's efficiency ratio, operating expenses less goodwill divided by net revenue, was 74.77% for the nine months ended September 30, 1999, compared to a ratio of 68.76% for the nine months ended September 30, 1998. The increase in non-interest expenses, primarily expenses for salaries and employee benefits, was proportionately greater than the increase in net revenue, resulting in the increase in the efficiency ratio for the nine months ended September 30, 1999.

         The following table presents for the periods indicated the major categories of non-interest expense:


                                                                               Nine Months Ended
                                                                                 September 30,
                                                                          -----------------------------
                                                                             1999             1998
                                                                          ------------     ------------
                                                                                 (In thousands)
               Salaries and employee benefits                                $ 22,831         $ 20,014
               Non-staff expense
                      Occupancy and equipment                                   6,531            6,237
                      Amortization of intangibles                               3,072            3,046
                      Outside services                                          3,202            2,994
                      Item and data processing                                  2,275            2,847
                      Printing and supplies                                     1,282            1,245
                      Loan expense, including carrying cost for OREO            1,255            1,106
                      Advertising and charitable contributions                    918              680
                      Other                                                     6,337            7,475
                                                                          ------------     ------------

                      Total non-interest expense                             $ 47,703         $ 45,644
                                                                          ============     ============


PROVISION FOR INCOME TAXES

         For the nine months ended September 30, 1999, the Company recorded a provision for income taxes of $4.8 million. This represents a decrease of $1.4 million, or 22.22% from a tax provision of $6.1 million for the nine months ended September 30, 1998. The Company's effective tax rate 53.92% is higher than the applicable statutory rate 45.0%, primarily because the goodwill amortization is a charge to earnings for financial statement purposes and is not deductible for federal income tax purposes.

FINANCIAL CONDITION

         At September 30, 1999, the Company had total assets of $1.4 billion. This represents a decrease of $47.2 million, or 3.38%, from total assets at December 31, 1998. The decrease in total assets primarily reflects reductions in mortgage loans held for sale, federal funds sold, and non-earning assets, partially offset by increases on investment securities and portfolio loans.

LOANS AND LEASES

         Net loans and leases totaled $767.3 million at September 30, 1999. This represents a decrease of $114.4 million, or 12.98%, from net loans of $881.7 million at December 31, 1998. The decrease in net loans was the result of a decrease in mortgage loans held for sale of $138.1 million, or 55.49%, to $110.8 million at September 30, 1999, from $248.8 million at December 31, 1998. Excluding mortgage loans held for sale, total loans and leases increased to $665.8 million at September 30, 1999. This represents an increase of $23.7 million, or 3.69%, over portfolio loans of $642.1 million at December 31, 1998.

         The decrease in mortgage loans held for sale is the result of a lower volume of mortgage loans originated which is a direct result of an increase in mortgage rates. There is a strong correlation between interest rates and the volume of mortgage loans originated. As rates rise, fewer mortgage loans are refinanced, resulting in a decrease in demand for mortgage loans.

         Excluding the mortgage loans held for sale, at September 30, 1999, the four largest lending categories were: (i) real estate commercial loans,
(ii) loans to individuals, (iii) commercial loans, and (iv) lease financings. The following table sets forth the amount of loans and leases outstanding for the Company as of the dates indicated, according to type of loan, including mortgage loans held for sale. The Company has no foreign loans or energy-related loans.


                                                   September 30,                     December 31,
                                                  --------------   ---------------------------------------------
                                                       1999            1998            1997            1996
                                                   -------------   -------------   -------------   -------------
                                                                          (In thousands)
Commercial                                             $141,346        $136,783        $151,839        $ 79,505
Real estate-commercial                                  210,794         198,890         235,244          86,397
Real estate-construction                                 62,134          46,717          36,332          19,638
Real estate-mortgage                                      3,883          31,717          46,995          53,917
Installment loans                                       170,616         151,127         136,587          78,874
Lease financing                                          88,309          88,875          40,819          46,498

                                                   -------------   -------------   -------------   -------------
Subtotal (portfolio loans and leases)                   677,082         654,109         647,816         364,829

Loans and leases held for sale                          110,767         248,833          96,230          64,917

                                                   -------------   -------------   -------------   -------------
Total                                                   787,849         902,942         744,046         429,746
Less: allowance for loan and lease losses                (9,245)         (9,160)        (10,923)         (6,526)
Unearned discount                                        (7,830)         (8,531)         (8,206)         (6,152)
Deferred loan fees                                       (3,504)         (3,507)         (2,907)         (2,376)
                                                   -------------   -------------   -------------   -------------

Net loans and leases                                   $767,270        $881,744        $722,010        $414,692
                                                   =============   =============   =============   =============


         For regulatory and financial reporting purposes, the Company categorizes commercial loans that are secured in whole or in part by real estate as commercial real estate loans. The Company believes such categorization overstates the Company's emphasis on real estate lending, because, for example, all SBA loans are secured by real estate and thus categorized as commercial real estate loans. As of September 30, 1999, SBA loans totaled $88.9 million.

         The following table shows the amounts of certain categories of loans outstanding as of September 30, 1999, which, based on remaining scheduled repayments of principal, were due in one year or less, more than one year through five years, and more than five years. Demand or other loans having no stated maturity and no stated schedule of repayments are reported as due in one year or less. Residential mortgage loans held for sale are reported as due after five years.


                                                                                      September 30, 1999
                                                                                  ----------------------------
                                                                                  Commercial      Real Estate
                                                                                  ------------    ------------
                                                                                        (In thousands)
     Aggregate maturities of loans and leases which are due:
     Within one year                                                                 $ 70,220        $ 60,124
     After one year but within five years:
          Interest rates are floating or adjustable                                    40,216          24,274
          Interest rates are fixed or predetermined                                    16,286          47,514
     After five years:
          Interest rates are floating or adjustable                                    11,486          27,286
          Interest rates are fixed or predetermined                                     3,138         228,380
                                                                                  ------------    ------------
         Total                                                                      $ 141,346       $ 387,578
                                                                                  ============    ============



NONPERFORMING ASSETS

         The following table shows the total aggregate principal amount of nonaccrual and other nonperforming loans (accruing loans on which interest or principal is past due 90 days or more) as of the end of the five most recent fiscal quarters ended September 30, 1999.


                                                     September 30,    June 30,       March 31,      December 31,     September 30,
                                                         1999           1999            1999             1998             1998
                                                      -----------   ------------    ------------    --------------    ------------
                                                                                    (In thousands)
Nonaccrual loans and leases, not restructured            $ 6,586       $  7,234        $  7,670          $  5,667        $  7,427
Accruing loans and leases past due 90 days or more            87            360             398             1,019           2,478
Restructured loans and leases                              2,956          3,083           5,167             4,196           4,804
                                                      -----------   ------------    ------------    --------------    ------------
    Total nonperforming loans and leases
    ("NPLs")                                               9,629         10,677          13,235            10,882          14,709

Other real estate owned ("OREO")                             388            340           1,123             1,583           1,379
                                                      -----------   ------------    ------------    --------------    ------------
    Total nonperforming assets ("NPAs")                 $ 10,017       $ 11,017        $ 14,358          $ 12,465        $ 16,088
                                                      ===========   ============    ============    ==============    ============

Selected ratios:
    NPLs to total portfolio loans and leases (1)            1.4%            1.6%            2.1%              2.3%            2.2%
    NPAs to total portfolio loans and leases and
       OREO (1)                                             1.5             1.7             2.2               2.5             2.5
    NPAs to total assets                                    0.7             0.9             1.0               1.2             1.3

-------------------------------------------------

(1   Excludes residential mortgages held for sale.

         The Company's current policy is to stop accruing interest on loans which are past due as to principal or interest 90 days or more, except in circumstances where the loan is well-secured and in the process of collection. When a loan is placed on nonaccrual, previously accrued and unpaid interest is generally reversed out of income.

         For the quarters ended September 30, 1999 and 1998, additional gross interest income of $233,000 and $300,000, respectively would have been recorded on impaired loans, in each case had the loans been current. No accrued but unpaid income on such loans was in fact included in the Company's net income as of September 30, 1999 and 1998.

         The Company's impaired loans pursuant to SFAS 114 as amended by SFAS 118 are loans that are nonaccrual and those that have been restructured. Loans aggregating $9.5 million at September 30, 1999 were designated as impaired. The Company's impaired loans are all collateral dependent, and as such, the method used to measure the amount of impairment on these loans is to compare the loan amount to the fair value of collateral. In calculating the allowance for loan and lease losses that was required under the Company's internal guidelines, management determined that a minimum of $1.1 million should be included in the allowance at September 30, 1999 because of the risk to the loan and lease portfolio represented by such impaired loans. At December 31, 1998, loans aggregating $9.8 million were designated as impaired and management determined that a minimum of $1.3 million should be included in the allowance because of the risk to the loans and lease portfolio represented by such impaired loans.

         Management is not aware of any loan that had not been placed on nonaccrual status as of September 30, 1999 for which there was a serious doubt as to the ability of the borrower to comply with present loan repayment terms.

         At September 30, 1999 the Company had OREO properties with an aggregate carrying value of $388,000. This represents a decrease of $1.2 million, or 75.49%, from OREO of $1.6 million at December 31, 1998.

ALLOWANCE FOR LOAN AND LEASE LOSSES

         The allowance for loan and lease losses was $9.2 million at September 30, 1999. This represents an increase of $85,000, or 0.93%, from the allowance for loan and leases losses of $9.2 at December 31, 1998. As a percentage of portfolio loans (excluding mortgage loans held for sale), the allowance for loan and lease losses decreased to 1.39% at September 30, 1999, from a percentage of 1.44% at December 31, 1998.

         The table below summarizes average loans and leases outstanding, gross portfolio loans and leases, nonperforming loans and leases and changes in the allowance for possible loan and lease losses and additions to the allowance from provisions charged to operating expense:


                                                                 As of and for the Fiscal Quarter Ended
                                               ---------------------------------------------------------------------------
                                               September 30,   June 30,         March 31,       December 31, September 30,
                                                  1999           1999             1999              1998         1998
                                               ------------   -----------     ------------      ------------ -------------
                                                                             (In thousands)
Average loans and leases outstanding (1)         $ 658,948     $ 648,023        $ 651,070          $ 638,743    $ 632,190
Gross portfolio loans and leases (1)               665,748       648,916          663,069            654,109      652,523
Nonperforming loans and leases                       9,629        10,677           13,235             10,882       14,709
    Allowance for loan and lease losses:
       Balance at beginning of period              $ 9,374       $ 9,184          $ 9,160            $ 9,789      $ 9,399
       Loans charged off during period
          Commercial                                   225            43               33                806          306
          Leases                                     1,076           959              633              1,695          253
          Real estate                                  220            70              330                407          133
          Installment                                  514           546              681                538          426
                                               ------------   -----------     ------------     --------------  -----------
               Total                                 2,035         1,618            1,677              3,446        1,118


       Recoveries during period
          Commercial                                   148            71              126                507          217
          Leases                                       105            88               90                  3            0
          Real estate                                   73           134              418                  9           31
          Installment                                  280           413              287                178          290
                                               ------------   -----------     ------------     --------------  -----------
               Total                                   606           706              921                697          538

                                               ------------   -----------     ------------     --------------  -----------
          Net loans charged off during period        1,429           912              756              2,749          580
          Provision for loan and lease losses        1,300         1,102              780              2,120          970

                                               ------------   -----------     ------------     --------------  -----------
               Balance at end of period            $ 9,245       $ 9,374          $ 9,184            $ 9,160      $ 9,789
                                               ============   ===========     ============     ==============  ===========

Selected ratios:
    Net charge-offs to average loans and
    leases
       (annualized)                               0.86%          0.56%           0.47%             1.72%           0.36%
    Provision for loan and lease losses to
       average loans and leases                   0.78           0.68            0.49              1.33              0.61
    Allowance at end of period to gross
    portfolio
       loans and leases outstanding
       at end of period                           1.39           1.44            1.39              1.40              1.50
    Allowance as percentage of nonperforming
       loans and leases                          96.01          87.80           69.39             84.18             66.55

-----------------------------------------------
(1) Excludes residential mortgages held for sale.

         The following table indicates management's allocation of the allowance as of the dates indicated:


                                                                      September 30,
                                                      --------------------------------------------
                                                              1999                     1998
                                                      --------------------    --------------------
                                                                  (Dollars in thousands)
       Allocated amount:
            Commercial, financial and
            agricultural                               $6,194       67.0%       $1,038       10.6%
            Real estate and construction                1,479       16.0         1,664       17.0
            Consumer                                      832        9.0           793        8.1
            Unallocated                                   740        8.0         6,294       64.3

                                                      --------   ---------    --------    --------
               Total                                   $9,245      100.0%       $9,789      100.0%
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

INVESTMENT SECURITIES

         Investment securities totaled $336.8 million at September 30, 1999. This represents an increase of $86.3 million, or 34.47%, over total investment securities of $250.5 million at December 31, 1998. The increase in investment securities primarily reflects the reallocation of assets previously allocated to mortgage loans held for sale. The investment portfolio primarily consists of bonds and notes issued by the U.S. Treasury and U.S. government agencies, state and municipal securities agencies, and mortgage-backed securities. At September 30, 1999 and 1998, all of the Company's investments were classified as available-for-sale. The amortized costs and estimated market values of the Company's investment securities at September 30, 1999 were as follows:


                                                                         September 30, 1999
                                                     ------------------------------------------------------------
                                                                       Gross           Gross         Estimated
                                                      Amortized      Unrealized      Unrealized        Market
                                                        Cost            Gain            Loss           Value
                                                     ------------   -------------   -------------   -------------
                                                                           (In thousands)
      Available-for-sale:
      U.S. Treasury                                     $ 17,500           $  13          $  (23)       $ 17,490
      U.S. Government Agencies                           156,476              39          (3,241)        153,274
      State and municipal securities                      37,382             159          (1,616)         35,925
      Mortgage-backed securities                         124,877               -          (4,521)        120,356
      Corporate bonds and equities                         9,813               -            (69)           9,744

                                                     ------------   -------------   -------------   -------------
              Total                                     $346,048          $  211         $(9,470)       $336,789
                                                     ============   =============   =============   =============


         The following table shows the maturities of investment securities at September 30, 1999, and the weighted average yields of such securities:

                                                           After One Year but     After Five Years but
                                    Within One Year        Within Five Years        Within Ten Years      After Ten Years
                                  ---------------------   ---------------------   --------------------   --------------------
                                   Amount      Yield       Amount      Yield       Amount     Yield       Amount     Yield
                                  ----------  ---------   ----------  ---------   ---------  ---------   ---------  ---------
                                                                    (Dollars in thousands)
Securities available-for-sale:
    U.S. Treasuries                $ 15,514      5.33%     $  1,976     4.70%       -           -              -       -
    U.S. Government agencies         45,003      5.18        92,560     5.61       $15,711     5.88%           -       -
    State and municipal bonds           465      8.16         2,703     5.31         8,242     4.30      $ 24,515     4.71%
    Mortgage-backed securities            -       -           2,557     6.39             -       -        117,799     6.72
    Corporate debt and other              -       -               -       -             38     5.93         9,706     8.20
                                  ==========              ==========              =========             ==========
      Total investment portfolio   $ 60,982     5.24%      $ 99,796     5.60%      $23,991     5.34%     $152,020     6.49%
                                  ==========              ==========              =========             ==========

DEPOSITS

         Total deposits were $1.1 billion at September 30, 1999. This represents a decrease of $155.2 million, or 12.71%, from total deposits of $1.2 billion at December 31, 1998. The decrease in deposits was primarily the result of a decrease in interest bearing deposits. Interest bearing deposits totaled $764.0 million at September 30, 1999, representing a decrease of $143.6 million, or 15.82%. The decrease in interest bearing deposits reflects a decrease in the Company's reliance on time deposits and savings deposits of title companies. Non-interest bearing deposits totaled $302.3 million at September 30, 1999. This represents a decrease of $11.6 million, or 3.69%, from total non-interest bearing deposits of $313.9 million at December 31, 1998. The decrease in demand deposits is primarily the result of lower demand deposit balances from title companies.

         The following table shows the average balances and weighted average rate paid on the categories of deposits:

                                                          Three Months Ended September 30,
                                             ------------------------------------------------------------
                                                        1999                            1998
                                             ----------------------------   -----------------------------
                                               Average         Average        Average         Average
                                               Balance          Rate          Balance           Rate
                                             ------------    ------------   -------------   -------------
                                                               (Dollars in thousands)
      Noninterest-bearing demand             $   282,684          -          $   288,341            -
      Interest-bearing demand                    150,157        1.01%            135,555            1.23%
      Money market                               139,347        3.27             111,983            3.71
      Savings                                    254,833        5.34             220,714            5.90
      Time                                       239,845        3.30             316,485            4.56
                                             ------------                   -------------

          Total                              $ 1,066,866        2.59%        $ 1,073,078            3.10%
                                             ============                   =============
                                                           Nine Months Ended September 30,
                                             ------------------------------------------------------------
                                                        1999                            1998
                                             ----------------------------   -----------------------------
                                               Average         Average        Average         Average
                                               Balance          Rate          Balance           Rate
                                             ------------    ------------   -------------   -------------
                                                               (Dollars in thousands)
      Noninterest-bearing demand             $   281,745          -            $ 288,736            -
      Interest-bearing demand                    149,132        1.03%            133,116            1.42%
      Money market                               130,090        3.25             115,188            3.53
      Savings                                    244,331        5.57             182,650            5.28
      Time                                       268,862        3.50             274,901            4.89

                                             ------------                   -------------
          Total                              $ 1,074,160        2.68%        $   994,591           2.92%
                                             ============                   =============

         The following table shows the maturities of time certificates of deposits of $100,000 or more at September 30, 1999:


                                                                      September 30,
                                                                          1999
                                                                     ----------------
                                                                     (In thousands)
      Due in three months or less                                           $ 35,861
      Due in over three months through nine months                            27,708
      Due in over nine months through twelve months                           12,805
      Due in over twelve months                                                3,388
                                                                     ----------------
          Total                                                             $ 79,762
                                                                     ================


BORROWINGS

         Other borrowed funds totaled $117.1 million at September 30, 1999; this represents an increase of $111.2 million, from total funds of $5.9 million at December 31, 1998. The increase in borrowed funds represents the replacement of title and escrow deposits, which have decreased primarily as a result of a slow down in the level of title and escrow business due to rising mortgage interest rates.

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

         The Company and its subsidiary banks were well capitalized at September 30, 1999 for federal regulatory purposes. At September 30, 1999, the Company and subsidiary banks had a leverage ratio, Tier 1 risk weighted ratio and total risk-weighted capital ratio as follows:


                                                                       Antelope
                                                Eldorado Bank         Valley Bank              Company
                                                -------------         -----------              -------
Leverage Ratio                                       6.78%                8.63%                  7.64%
Tier 1 - Risk Based                                 10.15%               12.32%                 11.34%
Total Risk Based (Tier 1 and Tier 2)                11.22%               13.58%                 12.44%


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

         The Company's portfolio loan to deposit ratio was 62.44% at September 30, 1999. This represents an increase from a portfolio loan to deposit ratio of 52.56% at December 31,1998. The increase in the ratio of portfolio loans to total deposits at September 30, 1999 reflects growth in portfolio loans and a decrease in total deposits. The ratio of total loans (including mortgage loans held for sale and portfolio loans) to total deposits was 72.82% at September 30, 1999, comparable to a ratio of 72.94% at December 31, 1998. The Company endeavors to keep the balance of title and escrow deposits at a level sufficient to funds its mortgage loans held for sale. Both of the balance of escrow and title deposits and the level of mortgage loans held for sale have an indirect correlation to mortgage interest rates. The comparable levels of the ratios of total loans to total deposits at September 30, 1999 and December 31, 1998, despite a 55.49% reduction in mortgage loans held for sale reflects a decrease in title and escrow deposits that is proportionate to the decrease in mortgage loans held for sale.

         The average liquidity ratio was 38.59% for the quarter ended September 30, 1999, compared to an average liquidity ratio of 27.86% for the quarter ended December 31. 1998. While fluctuations in the balances of a few large depositors cause temporary increases and decreases in liquidity from time to time, the Company has not experienced difficulty in dealing with such fluctuations from existing liquidity sources.

         Should the level of liquid assets (primary liquidity) not meet the liquidity needs of the Company, other available sources of liquid assets (secondary liquidity), including the purchase of Federal funds, sale of securities under agreements to repurchase, sale of loans, window borrowing from the Federal Reserve Bank and, borrowings from the FHLB, could be utilized. The Company has relied primarily upon the purchase of Federal funds and the sale of securities under agreements to repurchase for secondary sources of liquidity. At September 30, 1999, the Company had $100.0 million of unused borrowing capacity under FHLB advances. In order to borrow from the Federal Reserve, the Company would be required to physically deliver to the Federal Reserve collateral consisting of marketable Government securities. At September 30, 1999, the Company has no such collateral at the Federal Reserve.

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

         By September 30, 1999, the Company had converted all computer software applications that were determined not to be "Year 2000 compliant" to new systems that are believed to be year 2000 compliant. In addition the Company and its subsidiary banks believe they have identified all potential mission critical software and hardware applications and have tested each to ensure compliance with the year 2000. Based upon the Company's evaluation of its Year 2000 preparedness, management does not expect that the Year 2000 issue as it relates to information systems and embedded technology that are within the Company's direct control will have a material adverse effect on the Company's business, financial condition or results of operations. However, Year 2000 problems may turn out to exist in portions of computer programs not now suspected, and there can be no assurance that the Company will not be adversely affected by this problem.

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

         From January 1, 1998 through September 30, 1999, the Company has incurred approximately $500,000 addressing Year 2000 issues. The Company estimates its total costs through December 31, 1999 will be less than $550,000. In light of the complexity of the Year 2000 problem and its potential effect on both the Company and third parties that interact with the Company, however, there can be no assurance that the Company's costs associated with the Year 2000 issue will be as estimated. The Company does not intend to obtain insurance against any Year 2000 risks.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

         In Management's opinion there has not been a material change in the Company's market risk profile during the quarter ended September 30, 1999. Market risk is the risk of loss in a financial instrument arising from adverse changes in market prices and rates, foreign currency exchange rates, commodity prices and equity prices. The Company's market risk arises primarily from interest rate risk inherent in its lending and deposit taking activities. To that end, management actively monitors and manages its interest rate risk exposure. The Company does not have any market risk sensitive instruments acquired for trading purposes. The Company manages its interest rate sensitivity by matching the repricing opportunities on its earning assets to those on its funding liabilities. Management uses various asset/liability strategies to manage the repricing characteristics of its assets and liabilities to ensure that exposure to interest rate fluctuations is limited within Company guidelines of acceptable levels of risk-taking. Hedging strategies, including the terms and pricing of loans and deposits, and managing the deployment of its securities are used to reduce mismatches in interest rate repricing opportunities of portfolio assets and their funding sources.

         When appropriate, management may utilize off balance sheet instruments such as interest rate floors, caps and swaps to hedge its interest rate position. A Board of Directors approved hedging policy statement governs use of these instruments. As of September 30, 1999, the Company had not utilized any interest rate swap or other such financial derivative to alter its interest rate risk profile.

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

         The following table sets forth the distribution of repricing opportunities of the Company's interest-earning assets and interest-bearing liabilities, the interest rate sensitivity gap (i.e., interest rate sensitive assets less interest rate sensitive liabilities), cumulative interest-earning assets and interest-bearing liabilities, the cumulative interest rate sensitivity gap, the ratio of cumulative interest-earning assets to cumulative interest-bearing liabilities and the cumulative gap as a percentage of total assets and total interest-earning assets as of September 30, 1999. The table also sets forth the time periods during which interest-earning assets and interest-bearing liabilities will mature or may reprice in accordance with their contractual terms. The interest rate relationships between the repriceable assets and repriceable liabilities are not necessarily constant and may be affected by many factors, including the behavior of customers in response to changes in interest rates. This table should, therefore, be used only as a guide as to the possible effect changes in interest rates might have on the net margins of the Company.


                                                                           September 30, 1999
                                       -------------------------------------------------------------------------------------------
                                                                    Amounts Maturing or Repricing In
                                                                    --------------------------------
                                                           Over 3
                                                           Months          Over 1
                                          3 Months          to 12         Year to          Over           Non-
                                          Or Less          Months         5 Years        5 Years      Sensitive(1)      Total
                                       ---------------  --------------  -------------  ------------- -----------------------------
                                                                         (Dollars in thousands)
ASSETS
     Cash and due from banks                        -               -              -              -      $ 117,244    $   117,244
     Federal funds sold                     $   3,270               -              -              -              -          3,270
     Investment securities                     45,912       $  15,070      $  99,796     $  175,973             38        336,789
     Loans and leases                         285,437         114,616        187,465         78,230              -        665,748
     Loans held for sale                      110,767               -              -              -              -        110,767
     Other assets (2)                               -               -              -              -        116,542        116,542

                                       ---------------  --------------  -------------  ------------- --------------  -------------
         Total assets                       $ 445,386       $ 129,686      $ 287,261     $  254,203      $ 233,824    $ 1,350,360
                                       ===============  ==============  =============  ============= ==============  =============

LIABILITIES AND SHAREHOLDERS' EQUITY
     Non-interest bearing demand
         deposits                                   -               -              -              -      $ 302,297    $   302,297
     Interest-bearing demand,
         money market and savings           $ 530,133               -              -              -              -        530,133
     Time certificates of deposit              89,727       $ 133,567      $  10,183     $      385              -        233,862
     Short term debt                           17,127          44,940              -              -              -         62,067
     Long term debt                                 -               -         55,000         27,657              -         82,657
     Other liabilities                              -               -              -              -         12,136         12,136
     Shareholders' equity                           -               -              -              -        127,208        127,208

                                       ---------------  --------------  -------------  ------------- --------------  -------------
         Total liabilities &
              shareholders' equity          $ 636,987       $ 178,507      $  65,183     $   28,042      $ 441,641    $ 1,350,360
                                       ===============  ==============  =============  ============= ==============  =============

     Period Gap                             $(191,601)      $ (48,821)     $ 222,078     $  226,161      $(207,817)

     Cumulative interest earning
         assets                             $ 445,386       $ 575,072      $ 862,333     $1,116,536
     Cumulative interest earning
         liabilities                        $ 636,987       $ 815,494      $ 880,677     $  908,719
     Cumulative Gap                         $(191,601)      $(240,422)     $ (18,344)    $  207,817
     Cumulative interest earning
         assets to cumulative interest
         bearing liabilities                     0.70            0.71           0.98           1.23
     Cumulative gap as a percent of:
         Total assets                          -14.19%         -17.80%          1.36%         15.39%
         Interest earning assets               -17.16%         -21.53%          1.64%         18.61%

---------------------------------------
(1)      Assets or liabilities which are not interest rate-sensitive.

(2) Allowance for possible loan losses of $9.2 Million as of September 30, 1999 is included in other assets.

         At September 30, 1999, the Company had $575.1 million of assets and $815.5 million of liabilities repricing within one year. Therefore, $240.4 million more in interest rate sensitive liabilities than interest rate sensitive assets will change to the then current rate (changes occur due to the instruments being at a variable rate or because the maturity of the instrument requires its replacement at the then current rate). If rates were to fall during this period, interest expense would decline by a greater amount than interest income and net income would increase. Conversely, if rates were to rise, the reverse would apply, and the Company's net income would decrease.

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

                                            ELDORADO BANCSHARES, INC.

DATE: November 15, 1999             Robert P. Keller /s/
                               ------------------------------------------
                               Robert P. Keller
                               President and Chief Executive Officer

DATE: November 15, 1999             John L. Gordon /s/
                               -----------------------------------------
                               John L. Gordon
                               Senior Vice President and Chief Financial Officer