Form 10-K405
period 1999-12-31
ELDORADO BANCSHARES INC
filed 2000-03-31
CIK 818633

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

   /X/     ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                         COMMISSION FILE NUMBER 2-76555

                            ------------------------

                           ELDORADO BANCSHARES, INC.

              (Exact name of small business issuer in its charter)

                  DELAWARE                                      33-0720548
(State or other jurisdiction of incorporation      (I.R.S. Employer Identification No.)
               or organization

    24012 CALLE DE LA PLATA, SUITE 340,
              LAGUNA HILLS, CA                                     92653
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

                            ------------------------

    Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    There were 14,391,227 shares of Common Stock outstanding at March 30, 2000. The aggregate market value of Common Stock held by non-affiliates at March 30, 2000 was approximately $37,777,000 upon the last known trade of $7.50 per share on March 30, 2000.

    Documents incorporated by reference: Part III of this Form 10-K incorporates by reference portions of the Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Shareholders to be held on May 16, 2000.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                                        PAGE
                                                                                      --------
PART I
Item 1.                 Business....................................................      3
Item 2.                 Properties..................................................     28
Item 3.                 Legal Proceedings...........................................     28
Item 4.                 Submission of Matters to a Vote of Security Holders.........     29
Item 4A.                Executive Officers..........................................     30

PART II
                        Market for Issuer's Common Stock and Related Stockholder
Item 5.                 Matters.....................................................     31
Item 6.                 Selected Financial Data.....................................     33
                        Management's Discussion and Analysis of Financial Condition
Item 7.                 and Results of Operations...................................     35
                        Quantitative and Qualitative Disclosures About Market
Item 7A.                Risk........................................................     49
Item 8.                 Financial Statements........................................     52
                        Changes in and Disagreements with Accountants on Accounting
Item 9.                 and Financial Disclosure....................................     52

PART III
Item 10.                Directors and Executive Officers of the Registrant..........     52
Item 11.                Executive Compensation......................................     52
                        Security Ownership of Certain Beneficial Owners and
Item 12.                Management..................................................     52
Item 13.                Certain Relationships and Related Transactions..............     52

PART IV
Item 14.                Exhibits and Reports on 8-K.................................     53
Signatures..........................................................................     55

                                    PREAMBLE

    THIS ANNUAL REPORT CONTAINS OR INCORPORATES BY REFERENCE CERTAIN FORWARD-LOOKING STATEMENTS BY THE COMPANY (AS DEFINED HEREIN) REGARDING ITS FUTURE PLANS, OPERATIONS AND PROSPECTS, WHICH INVOLVE RISKS AND UNCERTAINTIES. THOSE FORWARD-LOOKING STATEMENTS ARE INHERENTLY UNCERTAIN, AND ACTUAL RESULTS MAY DIFFER FROM THE COMPANY'S EXPECTATIONS. RISK FACTORS THAT COULD AFFECT CURRENT AND FUTURE PERFORMANCE INCLUDE BUT ARE NOT LIMITED TO THE FOLLOWING:
(I) ADVERSE CHANGES IN ASSET QUALITY AND THE RESULTING CREDIT RISK-RELATED LOSSES AND EXPENSE; (II) ADVERSE CHANGES IN THE ECONOMY OF CALIFORNIA, THE COMPANY'S PRIMARY MARKET, WHICH COULD FURTHER ACCENTUATE CREDIT-RELATED LOSSES AND EXPENSES; (III) ADVERSE CHANGES IN THE LOCAL REAL ESTATE MARKET THAT CAN ALSO NEGATIVELY AFFECT CREDIT RISK, AS MOST OF THE COMPANY'S LOANS ARE CONCENTRATED IN CALIFORNIA AND A SUBSTANTIAL PORTION OF THOSE LOANS HAVE REAL ESTATE AS PRIMARY AND SECONDARY COLLATERAL; (IV) THE CONSEQUENCES OF CONTINUED BANK ACQUISITIONS AND MERGERS IN THE COMPANY'S MARKET, RESULTING IN FEWER BUT MUCH LARGER AND FINANCIALLY STRONGER COMPETITORS WHICH COULD INCREASE TO THE COMPANY'S DETRIMENT, COMPETITION FOR FINANCIAL SERVICES; (V) FLUCTUATIONS IN MARKET RATES AND PRICES, WHICH CAN NEGATIVELY AFFECT THE COMPANY'S NET INTEREST MARGIN, ASSET VALUATIONS AND EXPENSE EXPECTATIONS; AND (VI) CHANGES IN REGULATORY REQUIREMENTS OF FEDERAL AND STATE AGENCIES APPLICABLE TO BANK HOLDING COMPANIES AND BANKS, WHICH CHANGES COULD HAVE A MATERIAL ADVERSE EFFECT ON THE COMPANY'S FUTURE OPERATING RESULTS. SEE "BUSINESS--RISK FACTORS."

                                     PART I

ITEM 1. BUSINESS

                            DESCRIPTION OF BUSINESS

OVERVIEW

    Eldorado Bancshares, Inc. (the "Company"), through its two operating subsidiaries, Eldorado Bank and Antelope Valley Bank (collectively referred to herein as the "Banks"), the Company offers a broad range of commercial banking products and services to small and medium-sized businesses and retail customers from 24 full service offices located primarily in Southern California and the Sacramento area of Northern California. See "-- Market." The products offered by the banks include commercial, consumer and real estate loans, a broad range of deposit products and other non-deposit banking services. In addition, the Banks augment their traditional banking products and services with specialized products primarily consisting of Small Business Administration ("SBA") loans, and loans to finance the acquisition of new and used automobiles that are originated through automobile dealers located in Southern California.

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

STRATEGIC PLAN

    The key elements of the Company's strategic plan have been and continue to be the establishment and enhancement of an attractive community banking franchise through the improvement of core profitability, the opportunistic acquisition of community banks primarily, but not exclusively, in and around our Southern California base and the maintenance of a strong balance sheet. Since 1995, the Company has acquired four community banks with combined assets of approximately $1 billion. See "--Prior Acquisitions."

    IMPROVING CORE PROFITABILITY. The Company's strategy to increase profitability is premised on (i) increasing the sources and volume of fee income, including fees derived from originating and servicing SBA loans,
(ii) expanding and diversifying our base of relatively low cost funds,
(iii) utilizing our asset generation capability to increase the volume of commercial loans and leases that we retain in our portfolio, particularly SBA loans, equipment leases and commercial loans to our small business customers, and (iv) actively seeking to improve operating efficiencies.

    BUILDING AND ENHANCING AN ATTRACTIVE COMMUNITY BANKING FRANCHISE. We continue to identify and evaluate potential acquisitions of community banks in California. The Company focuses primarily on community banks that have underperformed relative to their peers but have strong lending franchises, niche business lines or low cost deposits that would complement our existing operations and branch network and also provide opportunities for cost savings through branch overlap and back-office consolidation. In particular, the Company seeks to acquire and develop both traditional and non-traditional community banking businesses that provide opportunities for multiple relationships with our customers. As an integral part of this strategy, we emphasize building a solid management team through a combination of senior officers retained from acquired banks and experienced specialists hired to enhance our competency in various disciplines. From time to time in the ordinary course of the Company's strategic planning it reviews acquisition opportunities, which if consummated, may constitute a material acquisition for Eldorado.

    MAINTAINING A STRONG BALANCE SHEET. The Company seeks to maintain a strong balance sheet by managing the risk of credit-related losses and by striving to maintain a capital base sufficient to support its strategic plan. The Company seeks to improve the asset quality of the banks it acquires by implementing underwriting standards in the acquired banks' loan and lease origination programs that place greater emphasis on cash flow than collateral coverage as the primary source of repayment on its loans. See "--Underwriting and Credit Administration," below. To maintain a capital base sufficient to support the Company's existing businesses and to permit the Company to continue to expand through acquisitions, the Company's objective is to meet the "well capitalized" regulatory standards. See "Supervision and Regulation-- Capital Adequacy Requirements."

RECENT DEVELOPMENTS

    In October 1999, the Company's management adopted a plan to discontinue operations of the Mortgage Wholesale Division. The Company ceased production of new mortgage loans as of March 20, 2000 and intends to fund its existing commitments and sell all loans held for sale by the end of the second quarter of 2000. The adoption of this plan is part of the Company's overall strategic initiative to focus on the growth of its core banking units.

PRIOR ACQUISITIONS

    Prior to September 1995, the Company's predecessor, SDN Bancorp, Inc. ("SDN"), owned a single bank--San Dieguito National Bank ("San Dieguito")--which had $56 million in assets. San Dieguito was then categorized as "critically undercapitalized" by federal regulators. In September 1995, SDN and San Dieguito were recapitalized by Dartmouth Capital Group, L.P. ("DCG"), a bank holding company organized by Robert P. Keller, the Company's President and Executive Officer. Following that recapitalization, Mr. Keller assumed control of the Company, installed new management and began implementing policies to improve asset quality and operating performance.

    Since September 1995, the Company has acquired four banks in California with combined assets of approximately $1 billion. The following table summarizes certain data regarding those acquisitions, including the asset size of the acquired bank as of the end of the quarter immediately preceding the acquisition:

                                                                   PRINCIPAL COUNTY
ACQUIRED BANK                                  ACQUISITION DATE    OF ACQUIRED BANK   ASSETS ACQUIRED
-------------                                  -----------------   ----------------   ---------------
                                                                                       (IN MILLIONS)
Liberty National Bank........................  March 31, 1996      Orange                  $146
Commerce Security Bank.......................  September 1, 1996   Sacramento               229
Eldorado Bank................................  June 6, 1997        Orange                   404
Antelope Valley Bank.........................  January 22, 1999    Los Angeles              212

    Other than the Antelope Valley Bank transaction, each acquisition was accounted for using the purchase method of accounting for business combinations. Therefore, the operating results of those banks are reflected in our financial statements only from the date of acquisition. Consequently, our historical operating results prior to June 1997 are of limited relevance in evaluating our historical financial performance or predicting our future operating results.

    Effective June 30, 1997, the Company consolidated into Eldorado Bank the respective operations of Commerce Securtiy Bank ("CSB"), Liberty and San Dieguito, although Eldorado Bank continues to operate under the name "Commerce Security Bank" in the Sacramento area because of another bank's competing claim to the tradename "Eldorado Bank." See "--Market."

MARKET

    The Company operates primarily in Southern California. Our executive office is located in Laguna Hills, a residential community in southern Orange County, approximately 50 miles south of Los Angeles. The Banks currently operate a total of 23 full-service banking offices in Southern California, covering a geographic market ranging from the north coastal area of San Diego County in the south, to Kern County and the northern border of Los Angeles County in the north, and to San Bernardino and Riverside Counties in the east. The counties of Orange, Los Angeles, San Bernardino and Riverside are located in the Los Angeles-Riverside-Orange County Metropolitan Statistical Area ("MSA"), which is the second most populous MSA in the United States, with a population of 15.5 million in 1996, according to the most currently available estimate published by the U.S. Bureau of the Census.

    In Northern California, Eldorado Bank operates one full-service banking office, located in Sacramento. Sacramento, the capital of California, is located in the Sacramento MSA, which had a population of 1.5 million in 1996, according to an estimate published by the U.S. Bureau of the Census. Eldorado Bank also operates one SBA loan production office in Orinda, California, which is located east of San Francisco.

PRODUCTS AND SERVICES

    The Company markets its products and services primarily through two divisions:

    - COMMUNITY BANKING DIVISION--focusing primarily on small and medium-sized businesses located in the Company's California markets. Products include commercial, consumer and real estate loans (with a particular emphasis on the origination and servicing of SBA loans), equipment leases to business customers and a broad range of deposit products and other non-deposit banking services.

    - AUTOMOBILE LENDING DIVISION--purchasing loans to finance the purchase of new and used automobiles originated by automobile dealers located in Southern California.

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

    At December 31, 1999, management estimates that approximately 75% of the Company's loans and leases held for investment were loans to businesses. See
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations. For regulatory and financial reporting purposes, the Company categorizes commercial loans that are secured in whole or part by real estate as commercial real estate loans. Consequently, at December 31, 1999, commercial real estate loans constituted 31.3% of the Company's loans and leases held for investment. The Company believes such categorization overstates the Company's emphasis on real estate lending, because, for example, all SBA loans are secured by real estate and thus categorized as commercial real estate loans. The following table sets forth the distribution as of December 31, 1999 of the Company's SBA loans, other commercial real estate loans and commercial loans not secured by real estate based upon the Standard Industry Classification, or SIC codes, provided by the Company's borrowers:

                                                                       DECEMBER 31, 1999
                                     -------------------------------------------------------------------------------------
                                              COMMERCIAL REAL ESTATE
                                     -----------------------------------------
                                           NON-SBA                 SBA               COMMERCIAL               TOTAL
                                     -------------------   -------------------   -------------------   -------------------
INDUSTRY                              AMOUNT    PERCENT     AMOUNT    PERCENT     AMOUNT    PERCENT     AMOUNT    PERCENT
--------                             --------   --------   --------   --------   --------   --------   --------   --------
                                                                    (DOLLARS IN THOUSANDS)
Services...........................  $ 41,367     32.84%   $36,023      40.75%   $ 55,623     36.71%   $133,013     36.35%
Wholesale and retail trade.........    18,338     14.56%    28,282      31.99%     26,469     17.47%     73,089     19.97%
Finance, insurance and real
  estate...........................    36,602     29.05%     2,097       2.37%     19,695     13.00%     58,394     15.96%
Manufacturing......................    13,656     10.84%    14,801      16.74%     33,373     22.02%     61,830     16.90%
Mining and construction............     8,063      6.40%     5,563       6.29%      8,029      5.30%     21,655      5.92%
Other and unclassified.............     7,957      6.32%     1,638       1.85%      8,347      5.51%     17,942      4.90%
                                     --------    ------    -------     ------    --------    ------    --------    ------
                                     $125,983     100.0%   $88,404      100.0%   $151,536     100.0%   $365,923     100.0%
                                     ========    ======    =======     ======    ========    ======    ========    ======

    The origination and servicing of SBA loans are important elements of the Community Banking Division's business. For the year ended December 31, 1999, the Company originated $59.7 million of SBA loans. Revenue attributable to the Company's SBA lending activities was $13.0 million for the year ended
December 31, 1999, constituting 12.4% of its total interest and noninterest income for that period. In the Company's experience, the volume of SBA loan originations generally is the lowest in the first quarter of the year and the highest in the fourth quarter.

    The Company originates two types of loans under SBA programs. The majority of SBA loans that the Company originates are guaranteed by the United States Government to the extent of 75% to 90% of the principal and interest due on such loans ("SBA 7(a)" loans). The Company also originates SBA loans in which the Company takes a first trust deed (a senior security position which is generally sold by the Company) and another unrelated entity assumes a second trust deed (a subordinated security position) that is guaranteed by the SBA ("SBA 504" loans). Generally, the Company sells the government guaranteed portion of the SBA
7(a) loans to participants in the secondary market and retains servicing responsibilities and the unguaranteed portion of the loans. The government guaranteed portion of the SBA 7(a) loans are sold at a premium, a portion of which is immediately recognized as income. The balance of the premium, representing estimated servicing fees, is treated as a yield adjustment on the portion of the SBA 7(a) loan retained by the Company and is capitalized and recognized as income over the estimated life of the loan. The Company had a total of $88.4 million of SBA loans in its portfolio at December 31, 1999, comprised of $66.7 million of the unguaranteed portions of the SBA 7(a) loans being serviced by the Company and $21.7 million of SBA 504 loans. The total SBA 7(a) loan portfolio serviced by the Company at December 31, 1999 was $232.0 million, all of which had been originated by the Company.

    Since 1994, Eldorado Bank has qualified as a "Preferred Lender" under the SBA's programs, allowing it to originate SBA loans based on its own underwriting decisions and without prior approval of the SBA. The Company believes that its status as a Preferred Lender gives it a competitive advantage relative to other non-Preferred SBA originators by allowing the Company to process such loans on an expedited basis. For the SBA's fiscal year ended September 30, 1999, the Company originated $15.9 million, or approximately 47.5% of its SBA 7(a) loans, within the SBA district consisting of the counties of Orange, Riverside and San Bernardino. For that period, the Company produced the 9th greatest dollar volume of SBA loans in that district by all SBA lenders and the 6th largest dollar volume of SBA 7(a) loans produced in that district by SBA originating banks. The Company believes that all of the leading SBA originators in the Company's principal market are Preferred Lenders. Historically, the Company has made SBA loans primarily to businesses located in California through origination from its Southern California branches as well as from the Company's SBA loan production office located in Orinda, California.

    The Company has historically acquired or originated leases of equipment to small businesses with an average lease size of less than $50,000. From September 1996 and continuing through 1998, the production of leases was derived primarily from the wholesale sector through a network of brokers located primarily in the mid-western and western states. Beginning in mid-1999, the Company chose to discontinue purchasing leases from wholesale brokers. Currently, the production of new leases is derived primarily from the retail sector located in Southern California. The Company makes no consumer leases. The Company seeks to limit the residual risk with respect to the collateral it leases by entering into leases that permit the lessee to acquire the equipment for a nominal purchase price at the end of the lease term. The Banks' largest concentration of leases to a single borrower (and related interests) at December 31, 1999 amounted to $342,000. Historically, the Company has generally retained for investment the majority of leases that it purchased, although in 1997, the Company sold $24.8 million of leases to other banks while retaining the right to service those leases. The Company currently expects that its lease portfolio will not materially exceed 15% of the Company's portfolio loans and leases.

    At December 31, 1999, the Company held $80.5 million of leases for investment. The following table sets forth the collateral concentrations of the Company's leases at December 31, 1999.

                                                              DECEMBER 31, 1999
                                                              ------------------
Electronic data processing..................................         24.20%
Transportation..............................................         13.30
Materials handling..........................................          5.60
Machine tools...............................................          7.40
Garment cleaning............................................          3.90
Manufacturing...............................................          4.50
Agriculture.................................................          2.60
Printing....................................................          3.50
Restaurant..................................................          4.20
Automotive Equipment........................................          3.29
Other(1)....................................................         27.51
                                                                    ------
  Total.....................................................        100.00%
                                                                    ======

------------------------

(1) No category of collateral concentration included in Other is in excess of 2.5%.

    With respect to deposit products and related services, the Company believes the Community Banking Division has a competitive advantage as a result of certain deposit accounting services that were developed at CSB specifically for title and escrow companies. As a result of those services, which include specialized sub-accounting, reconciliation and reporting features, a significant percentage of the Company's deposit liabilities are obtained from title and escrow companies (collectively, "Title and Escrow Deposits"). For the year ended December 31, 1999, Title and Escrow Deposits averaged $148.4 million, representing 13.9% of the Company's total average deposits for that period. Actual balances of Title and Escrow Deposits tend to vary widely during a month, with the highest balances usually occurring at the end of the month when residential real estate closings are generally scheduled to occur. Title and Escrow Deposits are also subject to seasonal fluctuations, tending to decrease during those seasons when the volume of residential real estate transactions is lower. Title and Escrow Deposits at December 31, 1999 totaled $163.5 million, constituting 15.4% of the Company's total deposits at that date. One company controlled Title and Escrow Deposits that represented 11.2% of the Company's total average deposits for the year ended December 31, 1999 and 14.1% of the Company's total deposits at December 31, 1999.

    The Company considers Title and Escrow Deposits to be volatile because of the fluctuation in deposit amounts and the concentration of control over those deposits with a limited number of customers. The Company believes, however, that its relationships with its principal Title and Escrow Deposit customers and its specialized deposit services partially mitigate the risk that such customers may terminate or significantly reduce their deposits with the Company. See "Risk Factors--Reliance on potentially volatile title and escrow deposits to fund short-term assets." As a consequence of that potential volatility, the Company utilizes Title and Escrow Deposits solely to fund short-term assets including mortgage loans held for sale that the Company originated before March 20, 2000. To reduce its concentration of Title and Escrow Deposits, the Company has generally limited the balance of Title and Escrow Deposits that it will permit any one depositor to maintain to approximately $100 million. See "Risk Factors--Reliance on potentially volatile title and escrow deposits to fund short-term assets" and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

    Following the Antelope acquisition, the Company consolidated the dealer loan programs of Eldorado Bank with the existing structure at Antelope. The Company generates dealer loans through approximately 60 dealers in Southern California with a concentration in north Los Angeles County. Fifteen of those dealers accounted for approximately 80% of the loans funded by the Company during the year ended December 31, 1999, with the largest single relationship accounting for approximately 21.6% of such loans.

The average length of the Company's relationship with such 15 dealers is approximately eight years and ranges from two to 17 years. Dealer relationships are evaluated by management from time to time to assess the level and pattern of losses on the dealer loans originated by a dealer and to examine the current financial information and credit reports of the dealers themselves.

    Each loan received from a dealer is individually underwritten by the Company using a methodology developed by Antelope, which includes the review of an applicant's credit report and confirmation of information provided in the financing application. The average dealer loan amount purchased by the Company is approximately $13,000, and the majority of such loans were originated to finance the purchase of new automobiles. The finance market for new automobile loans is very competitive with the largest competitors being the finance affiliates of major automobile manufacturers, including Ford Motor Credit, General Motors Acceptance Corp., and Chrysler Financial. At December 31, 1999, the Company held $96.6 million of dealer loans, constituting 14.14% of the Company's loans and leases.

    The following table sets forth the volume of dealer loans funded by the Company during the last five fiscal quarters ended December 31, 1999.

                                                          AT OR FOR THE THREE MONTHS ENDED
                                       -----------------------------------------------------------------------
                                       DECEMBER 31,    SEPTEMBER 30,    JUNE 30,    MARCH 31,    DECEMBER 31,
                                           1999             1999          1999         1999          1998
                                       -------------   --------------   ---------   ----------   -------------
                                                               (DOLLARS IN THOUSANDS)
Loans funded:
  Amount funded......................     $14,906          $12,928       $11,030      $11,932       $13,699
  Number
    Used.............................         216              403           223          357           534
    New..............................         690              283           341          438           359
                                          -------          -------       -------      -------       -------
      Total..........................         906              686           564          794           893
Total amount outstanding.............     $96,575          $93,227       $91,731      $91,530       $97,146
Total delinquencies..................       1,108            1,179           878        1,024         1,408
Net charge-offs......................         250              209            88          258           192
Delinquencies to total amount
  outstanding........................       1.15%            1.26%         0.96%        1.12%         1.45%
Net charge-offs (annualized) to total
  amount outstanding.................       1.04%            0.90%         0.38%        1.13%         0.79%

UNDERWRITING AND CREDIT ADMINISTRATION

    UNDERWRITING. Eldorado Bank generally does not make individual loans larger than $8.0 million, although its applicable legal lending limit is substantially higher (for secured loans, 25% of Eldorado Bank's equity plus its allowance for loan and lease losses, or $26.6 million at December 31, 1999). Lending authorities range from $2,500 to $100,000 for most loan officers and from $250,000 to $300,000 for regional vice presidents. Authorization limits for such officers are set by Eldorado Bank's Chief Credit Officer based upon area of responsibility and prior lending experience and are ratified by the Eldorado Bank Board of Directors. The head of the Commercial Banking Division has commercial lending authority of $500,000, while the head of the Community Banking Division has commercial authority of $250,000 and SBA authority of $1.0 million. Eldorado Bank's Chief Credit Officer has the authority to approve loans up to $1.0 million. Loans in excess of $1.0 million but less than $2.0 million must be approved by Eldorado Bank's Chief Credit Officer and Eldorado Bank's President, and loans in excess of $2.0 million but less than $4.0 million must also be approved by an Officer Loan Committee, of which the Chief Credit Officer and Eldorado Bank's President are members. Loans in excess of $4.0 million but less than $8.0 million must also be approved by the Loan Committee of Eldorado Bank's Board of Directors, and loans in excess of $8.0 million must also be approved by the Board of Directors of Eldorado Bank. As of December 31, 1999, 20 borrowers had total obligations (including loans to related interests) to Eldorado Bank in excess of $3.0 million, representing $65.9 million or 12.2% of Eldorado Bank's total portfolio loans and leases at that date. At December 31, 1999, the Company's largest concentration of loans to a single borrower (and related interests) totaled $7.2 million. At December 31, 1999, all outstanding loans in excess of $3.0 million were performing and were secured primarily by real estate located in Southern California.

    Antelope generally does not make individual loans larger than $1.0 million, although its applicable legal lending limit is substantially higher (for secured loans, 25% of Antelope's equity plus its allowance for loan and lease losses, or $7.4 million at December 31, 1999). Lending authorities for senior loan officers at Antelope range from $2,500 to $100,000. Authorization limits for such officers are set by Antelope's Chief Credit Officer based upon area of responsibility and prior lending experience and are ratified by the Antelope Board of Directors. The Company's President, who also serves as Antelope's Chairman and Chief Executive Officer, has the authority to approve loans up to $500,000, and Antelope's President and its Chief Credit Officer each have the authority to approve loans up to $200,000 individually and jointly up to $400,000. Loans must be approved by the Antelope Board of Directors. As of December 31, 1999, Antelope's 10 largest borrowing relationships had total obligations (including loans to related interests) to Antelope representing $13.8 million or 9.8% of Antelope's total loans and leases at that date. At December 31, 1999, Antelope's largest concentration of loans to a single borrower (and related interests) totaled $2.3 million. At December 31, 1999, all outstanding loans to Antelope's 10 largest borrowers are performing and are secured primarily by real estate located in Southern California.

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

    With the exception of the equipment leasing function, which administers and collects the leases that the Company services, the Company has a centralized Credit Administration Department. The Department is responsible for supervising the Company's loan review function and its Special Asset Group, which focuses exclusively on the collection or other resolution of nonaccrual loans and OREO. The Company's loan review function evaluates additional loans that are potential problem loans as to risk exposure in determining the adequacy of the allowance for loan losses. The Company obtains updated appraisals from time to time on loans secured by real estate, particularly those categorized as nonperforming loans and potential problem loans. In instances where updated appraisals reflect reduced collateral values, an evaluation of the borrower's overall financial condition is made to determine the need, if any, for possible writedowns or appropriate additions to the allowance for loan losses.

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

    The Company is sometimes required to revise a loan's interest rate or repayment terms in a troubled debt restructuring. A loan is considered a restructured loan if, as a result of the borrower's financial condition, the Company has elected to modify it by accepting below market terms either by granting an interest rate concession or deferring principal or interest payments or both. In order for a restructured loan to be eligible to be reclassified as a fully performing loan, the following must be satisfied: (i) the borrower must generally have been current in meeting the restructured terms for at least six consecutive months and (ii) the restructured loan must have an interest rate and other features that are at least equivalent to market terms. Inevitably, not all restructured loans will be viable as restructured, and it may be necessary for the Company to make further concessions or to transfer the loan to nonaccrual status or OREO. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations. The Company records OREO at fair value at the time of acquisition, less estimated costs of sale.

COMPETITION

    There is intense competition in California and elsewhere in the United States in attracting and retaining deposit accounts, and in making loans to small businesses and other borrowers. The primary factors in the competition for deposits are interest rates, personalized services, the quality and range of financial services, convenience of office locations and office hours. The Company competes for deposits primarily with other commercial banks, savings institutions, credit unions, money market funds and other investment alternatives. The primary factors in the competition for loans are interest rates, loan origination fees, the quality and range of lending services and personalized services. The Company competes for loans, primarily with other commercial banks, savings institutions, credit unions and other financial intermediaries. In addition, our Automobile Lending Division competes with the financial services affiliates of the major automobile manufacturers. The Company faces competition for deposits and loans throughout its market areas not only from local institutions but also from out-of-state financial intermediaries that have opened loan production offices or that solicit deposits in its market areas. Many of the financial intermediaries operating in the Company's market areas offer certain services, such as trust and investment services, that the Company does not offer directly. Many of the Company's competitors have greater financial and marketing resources and name recognition than the Company and have statewide or nationwide operations that may give them opportunities to realize greater efficiencies and economies of scale than the Company. Moreover, developments in technology and mass marketing have permitted larger institutions to market loans more aggressively to small business borrowers. Additionally, occupation-based credit unions may serve unrelated companies, as long as such companies have fewer than 3,000 employees, and therefore compete with community banks, such as the Banks, for both deposits and loans.

    The Company competes principally on the basis of personalized attention and special services that it provides to consumers and small to medium-sized business customers. Its marketing activity focuses primarily on promotional activities by and referrals from the Banks' officers, directors and employees. Most of the Company's offices offer extended weekday banking hours and some branches offer Saturday banking hours. The Company also operates drive-up banking facilities at 12 of its branches and provides a variety of personalized services. In addition, the Company operates 24-hour automatic teller machines ("ATMs") at 23 of its locations and is a member of Instant Teller network and Plus System network, which link bank ATMs nationwide.

EMPLOYEES

    The Company had approximately 410 full-time equivalent employees as of December 31, 1999, of whom 67 were officers who held titles at the Company or the Banks of Vice President or above. The Company believes that its employee relations are satisfactory. See, however, "Risk Factors--The Company is dependent on the contributions of its key management personnel." None of the Company's employees is represented by a union or covered under a collective bargaining agreement.

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

    The BHC Act also generally prohibits a bank holding company from acquiring or retaining direct or indirect ownership or control of voting securities or assets of any company that is not a bank or bankholding company, or from engaging directly in activities other than those of banking, managing or controlling banks or providing services for its subsidiaries, unless the activity, by statute or by Federal Reserve regulation or order, has been identified as an activity closely related to the business of banking or of managing or controlling banks. In determining whether an activity is closely related to the business of banking or managing or controlling banks, the Federal Reserve considers whether the performance of such activities by a bank holding company can be expected to produce benefits to the public, such as greater convenience, increased competition or gains in efficiency, that are expected to outweigh the possible adverse effects of the activity, such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices.

    The principal exception to these prohibitions arises as a result of the November 1999 enactment of the Graham-Leach-Bliley Act (Financial Services Modernization Act--s.900), which amended the BHC Act by adding a new Section 4(k). Under Section 4(k) of the BHC Act, a bank holding company that qualifies and elects to be treated as a "financial holding company" ("FHC") may engage in any activity that is financial in nature or incidental or complementary to such a financial activity, provided that prior approval of the Federal Reserve is required for activities that are complementary to a financial activity. FHC's, therefore, may engage in insurance underwriting and sales; securities underwriting, dealing and distribution; and merchant banking, as well as in all activities previously permitted for bank holding companies. In order to qualify for FHC status, the bank holding company's bank subsidiaries must satisfy capital and management standards and have a "Satisfactory" or better rating under CRA. Once a bank holding company becomes an FHC, it may be subject to sanctions if its bank subsidiaries fail to continue to satisfy the capital and management standards or the required CRA rating. Sanctions may include divestiture of the bank subsidiaries if capital and management standards are not met and preclusion from engaging de novo or by acquisition in financial activities if its CRA ratings decline. As of the date of this Annual Report, the Company has no plans to become a FHC.

    Furthermore, the BHC Act, prohibits subsidiaries of bank holding companies from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services. For example, in general, the Banks may not condition the extension of credit to a customer upon the customer obtaining other services from the Company or any of its other subsidiaries or upon the customer promising not to obtain services from a competitor.

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

    The Company is a legal entity separate and distinct from each of the Banks. Substantially all of the Company's revenues and cash flow, including funds available for the payment of dividends and other operating expenses, consists of dividends paid to the Company by the Banks. There are statutory and regulatory limitations on the amount of dividends that may be paid to the Company by the Banks. Dividends payable by each of the Banks are restricted under California law to the lesser of that Bank's retained earnings, or that Bank's net income for the latest three fiscal years, less distributions previously declared by that Bank during that period, or, with the approval of the DFI, to the greater of the retained earnings of that Bank, the net income of that Bank for its last fiscal year or the net income of that Bank for its current fiscal year. In connection with the Company's 1997 acquisition of Eldorado Bancorp, Eldorado

Bank paid a dividend of $14 million, which exceeded Eldorado Bank's net income for the latest three fiscal years. As a result, Eldorado Bank will require the approval of the DFI with respect to the payment of any dividend and in no event may Eldorado Bank pay dividends in excess of the greater of Eldorado Bank's retained earnings, the net income of Eldorado Bank for its last fiscal year and the net income of Eldorado Bank for its current fiscal year. No such dividend was paid in connection with the acquisition of Antelope Valley Bank.

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

    The current deposit assessment matrices for insured depository institutions, are as follows (in cents per $100 of deposits):

                                                                           BANK
                                                                        INSURANCE
                                                                           FUND
                                                                        ASSESSMENT
                                                                         SCHEDULE
                                                              ------------------------------
                                                                       SUPERVISORY
                                                                         SUBGROUP
                                                              ------------------------------
                                                                 A          B          C
                                                              --------   --------   --------
MEETS NUMERICAL STANDARDS FOR:
Well capitalized............................................     (a)         3         10
Adequately capitalized......................................      3         10         24
Undercapitalized............................................     10         24         27

------------------------

(a) Subject to a statutory minimum annual assessment of $2,000.

    For purposes of the assessment of deposit insurance premiums for the six-month period ending June 30, 2000, each of the Banks will be assessed as a well capitalized bank. FDIC regulations prohibit disclosure of the "supervisory subgroup" to which an insured institution is assigned. Eldorado Bank's insurance assessment paid during the year ended December 31, 1999 was $356,000, and Antelope's insurance assessment paid during the year ended December 31, 1999 was $21,000.

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

    The bank regulatory agencies use the assessment factors from the Community Reinvestment Act to rate financial institutions. The ratings range from a high of "outstanding" to a low of "substantial noncompliance." Eldorado Bank received a satisfactory CRA rating in its 1999 examination. Antelope Valley Bank was examined most recently in 1995 and received a satisfactory CRA rating.

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

    RELIANCE ON SBA PROGRAMS. A significant portion of Eldorado Bank business consists of originating and servicing loans under the programs of the U.S. Small Business Administration. See "Business--Products and Services--Community Banking Division." Significant cuts in or other adverse changes to Small Business Administration programs would likely have a material adverse effect on the Company. See "Risk Factors--Concentration in SBA lending--Changes in SBA regulations could reduce our SBA loan originations and revenues, which are significant."

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

                                  RISK FACTORS

RISKS RELATED TO GROWTH STRATEGY--FAILURE TO INTEGRATE ACQUISITIONS SUCCESSFULLY COULD HAVE A NEGATIVE EFFECT ON THE COMPANY

    Since September 1995, the Company has experienced rapid growth through acquisitions. An element of our business strategy continues to involve efforts to acquire or combine with additional financial institutions that would complement our existing businesses. There can be no assurance, however, that the Company will be able to identify additional suitable acquisition targets or complete any acquisitions.

    If the Company is able to identify and complete future acquisitions, its ability to successfully integrate into its operations any acquired businesses, depends on the Company's ability to

    - monitor operations,

    - control costs,

    - maintain positive customer relations,

    - maintain regulatory compliance, and

    - attract, assimilate and retain additional qualified personnel.

    If the Company fails to achieve any of those objectives in an efficient and timely manner, the Company may experience interruptions and dislocations in the Company's business. Any of these problems could harm the Company's existing operations, including its ability to retain the customers of the acquired businesses, operate any acquired business profitably or otherwise implement our growth strategy. In addition, those types of concerns may cause the Company's federal or state banking regulators to require the Company to delay or forgo any proposed acquisition until those problems have been addressed to their satisfaction.

    Another risk associated with the Company's growth strategy includes the possibility that there exists or could exist liabilities assumed in connection with an acquisition, including the presence of any liabilities unknown to Eldorado when it acquired the company, that may adversely affect the Company's business.

    The Company's failure to manage its acquisition strategy effectively could have a negative effect on its business.

THE COMPANY IS DEPENDENT UPON THE CONTRIBUTIONS OF ITS KEY MANAGEMENT PERSONNEL

    The Company's future success depends, in large part, upon the continuing contributions of its key management personnel. One of the Company's executive officers has been with it for less than a month. The loss of services of one or more key employees could have a material adverse effect on the Company.

    The Company's future success is also dependent upon its continuing ability to attract and retain other highly qualified personnel. Competition for such employees among financial institutions in California is intense. Any inability to attract and retain additional key personnel could harm our business.

    Mr. Keller, Eldorado's President and Chief Executive Officer, has an employment agreement which expires on September 30, 2001. The agreement will automatically extend for another year unless Mr. Keller or Eldorado gives notice at least one year prior to the expiration date of the agreement. In addition, Eldorado is the beneficiary of a key-man life insurance policy on Mr. Keller with a benefit of approximately $1.3 million.

CONCENTRATION OF BUSINESS IN CALIFORNIA--A DOWNTURN IN THE CALIFORNIA ECONOMY OR A SIGNIFICANT NATURAL DISASTER IN CALIFORNIA MAY ADVERSELY AFFECT THE COMPANY'S BUSINESS

    Substantially all of the Company's business is located in California, with a particular concentration in Southern California. As a result, the Company's financial condition and operating results are subject to changes in economic conditions in that region. In the early to mid-1990s, California experienced a significant and prolonged downturn in its economy, which adversely affected financial institutions, including Eldorado and its predecessors. Although the general economy in California has recovered from that, the Company remains subject to changes in economic conditions in that region.

    Among other factors, the California economy may be adversely affected by prolonged weakness in one or more of the Asian economies to which California exports a substantial amount of products and services. California, with its greater dependence on Asian trade and investment, is more at risk from Asia's economic problems than the rest of the United States.

CONCENTRATION IN SBA LENDING--CHANGES IN SBA REGULATIONS COULD REDUCE SBA LOAN ORIGINATIONS AND REVENUES, WHICH ARE SIGNIFICANT

    The Company makes a significant percentage of its loans and derives a significant percentage of its revenue under the loan programs of the U.S. Small Business Administration (the "SBA"). The Company's revenue from SBA loan programs constituted approximately 12.4% of its total interest and noninterest income for the year ended December 31, 1999.

    In recent years, Congress has considered proposals that would substantially reduce

    - the scope of various SBA programs,

    - the level of SBA funding, and

    - the attractiveness of the programs that the SBA may offer to both borrowers and lenders.

    If Congress enacts any such type of proposal, the Company's SBA loan originations and its revenues from originating and servicing such loans could be significantly reduced. See "Supervision and Regulation--Effect of Governmental Policies and Legislation--Reliance on SBA Programs."

RELIANCE ON POTENTIALLY VOLATILE TITLE AND ESCROW DEPOSITS TO FUND SHORT-TERM ASSETS

    The Company funds loans and leases primarily through the deposits of its customers and various lines of credit. Among these deposits are deposits provided by title or escrow companies. The Company considers such deposits to be volatile because the deposit amounts increase and decrease significantly throughout the course of any given period. Title and escrow deposits tend to increase significantly at the end of a month, when real estate closings tend to occur. Such deposits are also subject to seasonal fluctuations, tending to decrease during those seasons when the volume of residential real estate transactions is lower. Only a limited number of the Company's customers control such deposits. As a result, the decision by any one depositor to withdraw its funds could have a significant immediate effect on the Company's total deposits at any given time.

    As a consequence of their potential volatility, the Company utilizes title and escrow deposits solely to fund short-term assets, including mostly residential mortgages held for sale, which are generally sold within 30 days after such mortgage loans are funded. The Company believes that it has adequate alternative sources of liquidity, such as borrowings from the Federal Home Loan Bank of San Francisco and other lines of credit, to offset any significant fluctuations in or the complete withdrawal of the Company's title and escrow deposits. The Company can provide no assurance, however, that any alternative funding sources will be available at a reasonable cost if and when needed. If the Company cannot obtain any necessary replacement funding on reasonable terms, its business could be harmed. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

CHANGES IN INTEREST RATES MAY ADVERSELY AFFECT THE COMPANY'S BUSINESS

    The Company's profitability is significantly dependent on its net interest income. Net interest income is the difference between the Company's interest income on interest-earning assets, such as loans and leases, and its interest expense on interest-bearing liabilities, such as deposits. Therefore, any change in general market interest rates, whether as a result of changes in the monetary policies of the Federal Reserve or otherwise, can have a significant effect on the Company's net interest income. The Company's assets and liabilities may react differently to changes in overall market rates or conditions because there may be mismatches between the repricing or maturity characteristics of the Company's assets and liabilities. As a result, changes in interest rates can affect the Company's net interest income in either a positive or a negative way.

THE COMPANY OPERATES IN A HIGHLY COMPETITIVE MARKET

    There is intense competition in California and elsewhere in the United States for banking customers. The Company experiences competition for deposits from many sources, including credit unions, insurance companies and money market and other mutual funds, as well as other commercial banks and savings institutions. The Company competes for loans and leases primarily with other commercial banks, commercial finance companies and savings institutions. In addition, the Company's Automobile Lending Division competes with the financial services affiliates of the major automobile manufacturers. Recently, certain out-of-state financial institutions have entered the California market, which has also increased competition. Many of the Company's competitors have greater financial strength, marketing capability and name recognition than the Company does, and operate on a statewide or nationwide basis. In addition, recent developments in technology and mass marketing have permitted larger companies to market loans more aggressively to the Company's small business customers. Such advantages may give the Company's competitors opportunities to realize greater efficiencies and economies of scale than the Company can.

THE VALUE OF THE GOODWILL RECOGNIZED IN ACQUISITIONS MAY NOT BE REALIZED

    As of December 31, 1999, the Company had total assets of approximately $1.4 billion, of which $58.8 million, or 4.3% of total assets and 50.0% of shareholders' equity, was goodwill. The goodwill was recognized in three acquisitions that were accounted for using the purchase method of accounting. The Company's ratio of tangible equity to assets, 4.3% as of December 31, 1999, is substantially below the average ratio for commercial banks in its peer group.

    During the quarter ended December 31, 1999, the Company wrote off $4.0 million of goodwill when it discontinued the Mortgage Wholesale Division. The Company can provide no assurance that the value of its remaining goodwill will ever be realized. The Company monitors the effect that certain events and circumstances may have that would indicate that all or a portion of the carrying amount of goodwill may no longer be recoverable. In such circumstances, an additional charge to earnings would become necessary to reflect the fact that such goodwill is not recoverable.

SUPERVISION AND REGULATION--THE BANKS OPERATE IN A HIGHLY REGULATED ENVIRONMENT

    The Company and the Banks operate in a highly regulated environment and are subject to supervision and examination by various federal and state regulatory agencies. As a bank holding company, the Company is subject to regulation and supervision primarily by the Federal Reserve. Eldorado Bank and Antelope Valley Bank, as California-chartered commercial banks, are subject to supervision and regulation primarily by the California Department of Financial Institutions (the "DFI"). As a member of the Federal

Reserve System, Eldorado Bank is also regulated by the Federal Reserve. Antelope Valley Bank is not a member of the Federal Reserve System and therefore is regulated at the federal level by the FDIC.

    The federal and state regulators have extensive discretion and power to prevent or remedy unsafe or unsound practices or violations of law by banks and bank holding companies. The Company and the Banks also undergo periodic examinations by one or more regulatory agencies. Following such examinations, the Company may be required, among other things, to change its asset valuations or the amounts of required loss allowances or to restrict its operations. Such actions would result from the regulators' judgments based on information available to them at the time of their examination. Federal and state regulators also have the power to impose substantial fines and other civil and criminal penalties under a variety of circumstances. The Banks' operations are also subject to a wide variety of state and federal consumer protection and similar statues and regulations. Such federal and state regulatory restrictions limit the manner in which the Company and the Banks may conduct business and obtain financing. Those laws and regulations can and do change significantly from time to time, and any such change could adversely affect the Company. See "Supervision and Regulation."

    Neither the Company nor either of the Banks is subject to any memorandum of understanding or other extraordinary supervisory agreement with any regulatory authority. The Company did make certain commitments to the Federal Reserve in connection with the acquisition of Eldorado Bancorp, however. Among other things, those commitments provide that it will not incur any debt or pay any dividend on the common stock without the prior approval of the Federal Reserve. See "Supervision and Regulation."

ITEM 2. PROPERTIES

    The Company's executive office is located in Laguna Hills, California, where it leases a site that is physically contiguous to one of Eldorado Bank's branches. Eldorado Bank is headquartered on a site owned by it in Tustin, California, and Antelope Valley Bank is headquartered on a site owned by it in Lancaster, California.

    In addition to the Banks' headquarters and the Laguna Hills location, the Company owns 10 of its branch offices, one of which is subject to a ground lease, and leases the remaining 12 offices. The Company's aggregate rental expense under such leases was $2.7 million for the year ended December 31, 1999. For additional information regarding the Company's lease obligations, see Note 18 to the Consolidated Financial Statements. At December 31, 1999, the net book value of the property and leasehold improvements of the offices of the Company amounted to $11.3 million. The Company's properties that are not leased are owned free and clear of any mortgages. The Company believes that all of its properties are appropriately maintained and are suitable for their respective present needs and operations.

ITEM 3. LEGAL PROCEEDINGS

    As of the date of this Annual Report, no litigation is pending against the Company itself. Eldorado Bank is the defendant in an action filed in 1994 by a former officer of CSB's Stockton, California loan production office, alleging wrongful termination, breach of contract, defamation and various other causes of action. A central element of the employee's claim is that CSB terminated him in retaliation for his reporting of alleged violations of consumer lending laws committed by another employee of CSB's Stockton office. The Company's position is that the former employee's claims are without merit and that CSB terminated him because it reasonably believed he had acted insubordinately by retaliating against a subordinate who had complained of the former employee's conduct. In October 1998, a jury awarded the former employee $3.8 million in damages, including $2.0 million in punitive damages. The trial court subsequently reduced the award to $2.0 million, including $500,000 in punitive damages, and Eldorado Bank recorded a purchase accounting adjustment for the CSB acquisition in an amount equal to the reduced judgment. Both the Company and its former employee have filed appeals, with the former employee seeking to have the total amount of the jury's punitive damage award reinstated. Interest accrues on the judgment at the statutory rate of 10% and as of December 31, 1999 the judgment, including interest, was equal to $2.7 million. There can be no assurance, however, that the Company will not incur additional expense in connection with such matter or that an adverse outcome in the appeal will not have a material adverse effect on the Company's results of operations.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

ITEM 4A.  EXECUTIVE OFFICERS

    The following table sets forth the executive officers of the Company and the Banks.

NAME                                          AGE                       POSITION
----                                        --------   ------------------------------------------
THE COMPANY:
Robert P. Keller..........................     62      President, Chief Executive Officer and
                                                       Director
Romolo C. Santarosa.......................     43      Senior Vice President, Treasurer and Chief
                                                         Financial Officer
THE BANKS:
Catherine C. Jooyan.......................     38      Executive Vice President--SBA Lending
Gary A. Green.............................     41      Executive Vice President--Commercial
                                                         Lending
Richard Korsgaard.........................     58      Executive Vice President--Construction
                                                       Loan Division and CRA Officer
Henry T. McCaffrey........................     47      Executive Vice President and Chief Credit
                                                         Officer
Paul F. Rodeno............................     44      Executive Vice President--Operations
Jack D. Seefus............................     64      President and Chief Operating Officer,
                                                         Antelope Valley Bank
George E. Nagy............................     54      Executive Vice President and Chief Credit
                                                         Officer, Antelope Valley Bank

    ROBERT P. KELLER has served as President and Chief Executive Officer of the Company and its predecessor since September 1995. Mr. Keller also has served as Chairman, President and Chief Executive Officer of Eldorado Bank since
June 1997, when Commerce Security Bank, Liberty National Bank, San Dieguito National Bank and Eldorado Bank were consolidated via mergers into Eldorado Bank, and Mr. Keller served in similar capacities at each of those institutions during the period between their acquisition by the Company and their consolidation into Eldorado Bank. Mr. Keller has served as Chairman and Chief Executive Officer of Antelope Valley Bank since its acquisition by the Company on January 22, 1999. From 1994 to 1995, Mr. Keller was President and Chief Executive Officer of Independent Bancorp of Arizona, Inc., a Nasdaq-listed bank holding company with assets of $1.8 billion, which was acquired by Norwest Corporation in February 1995. From October 1991 to June 1994, Mr. Keller served as President and Chief Executive Officer of New Dartmouth Bank, a privately-owned financial institution with assets of $1.7 billion, located in Manchester, New Hampshire, which was acquired by Shawmut National Corporation in 1994. From 1989 to 1991, he served as Chief Operating Officer of Dartmouth Bancorp, Inc., also located in Manchester, New Hampshire. During 1988 and 1989, Mr. Keller served as Executive Vice President and Chief Operating Officer of American Federal Bank in Dallas, Texas, which was created through the merger of 12 independent thrifts under the Southwest Plan. Prior to 1988, he served for 13 years as an officer of Indian Head Banks Inc. of New Hampshire (acquired by the Fleet/ Norstar Group Inc. in 1988), most recently as Executive Vice President and Chief Financial/Administrative Officer. Mr. Keller also serves on the board of directors of Pennichuck Corporation. Mr. Keller serves as the President, Chief Executive Officer and a director of Dartmouth Capital Group, Inc. ("DCG General Partner"), the sole general partner of DCG.

    ROMOLO C. SANTAROSA has served, since March 13, 2000, as Senior Vice President, Chief Financial Officer and Treasurer of the Company and Executive Vice President and Chief Financial Officer of the Banks. From 1997 to 2000,
Mr. Santarosa served as Executive Vice President and Chief Financial Officer of Southern Pacific Bank, a $2.0 billion industrial loan company located in Los Angeles, California. From 1995 to 1997, Mr. Santarosa served as Vice President and Controller of Sanwa Bank California, an $8.0 billion regional bank also located in Los Angeles, California. During 1991 to 1994, Mr. Santarosa served as Senior Vice President and Controller of Shawmut National Corporation, a $36.0 billion regional bank located in Hartford, Connecticut. From 1986 to 1994, Mr. Santarosa served as Senior Audit Manager of Price Waterhouse, an international accounting and consulting firm, in their Hartford, Connecticut office. Mr. Santarosa has also served as the Treasurer of the DCG General Partner since March 13, 2000.

    CATHERINE C. JOOYAN is the Executive Vice President of Eldorado Bank responsible for its SBA lending programs. Ms. Clampitt has been responsible for the Company's SBA lending since March 1997, when the Company's predecessor acquired Liberty National Bank ("Liberty"). For four years prior to that acquisition, Ms. Clampitt was responsible for Liberty's SBA lending programs. Ms. Clampitt is a member of the Board of Directors of the National Association of Government Guaranteed Lenders, Inc., an SBA lending trade association.

    GARY A. GREEN is Eldorado Bank's Executive Vice President responsible for its commercial lending function. Mr. Green joined Eldorado Bank in 1989 as a commercial loan officer. From 1994 to 1997, Mr. Green served as Regional Vice President, and in 1998, was named head of Eldorado Bank's commercial lending function.

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

    PAUL F. RODENO is Eldorado Bank's Executive Vice President in charge of its retail branch system, retail product departments and Eldorado Bank's marketing programs. From October 1995 to June 1997, when San Dieguito National Bank was merged into Eldorado Bank, Mr. Rodeno served as its Executive Vice President and Chief Operating Officer. Mr. Rodeno served as Executive Vice President/Loan Administration of San Dieguito National Bank from July 1986 until
September 1995, when the DCG general partner acquired a substantial interest in San Dieguito's parent company. Prior to joining San Dieguito, Mr. Rodeno was a commercial loan officer for First Interstate Bank.

    JACK D. SEEFUS has served as President and Chief Operating Officer of Antelope Valley Bank since 1980. From 1957 to 1980, Mr. Seefus served as Vice President, Branch Manager and Regional Manager of Crocker National Bank.

    GEORGE E. NAGY has served as Executive Vice President and Chief Credit Officer of Antelope Valley Bank since 1980. From 1970 to 1980, Mr. Nagy served as Senior Examiner with the Federal Deposit Insurance Corporation.

                                    PART II

ITEM 5.  MARKET FOR ISSUER'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

MARKET FOR ISSUER'S COMMON STOCK

    The Company has been quoted on the Nasdaq National Market since February 1, 1999 under the symbol "ELBI." The trading market for the common stock was extremely limited and could not be characterized as an established public trading market until April 6, 1999, when the Company completed a public offering of common stock. The high and low sales prices of common stock during each quarter since that date are as follows:

                                                                     1999
                                                              -------------------
                                                                HIGH       LOW
                                                              --------   --------
Second quarter (from April 6, 1999).........................   $12.13     $9.75
Third quarter...............................................   $10.75     $8.13
Fourth quarter..............................................   $12.13     $9.00

DIVIDEND POLICY

    The Company has not declared or paid a cash dividend on the common stock and does not currently plan to declare or pay a cash dividend on the common stock in the foreseeable future. Dividends may be paid only out of legally available funds as permitted by statute, subject to the discretion of Eldorado's Board of Directors. See "Supervision and Regulation--Regulatory Restrictions on Distribution to Shareholders."

    The Company is a legal entity separate and distinct from the Banks. Substantially all of the Company's revenues and cash flow, including funds available for the payments of dividends and other operating expenses, will be paid by dividends to the Company from the Banks. There are statutory and regulatory limitations on the amount of dividends that may be paid to the Company by the Banks. See "Risk Factors--No present intention to pay dividends; Restrictions on payment of dividends by the Banks to the Company; Prohibition on dividends by Eldorado Bank to the Company without prior regulatory approval" and "Supervision and Regulation--Regulatory Restrictions on Distribution to Shareholders" for a discussion of the regulatory restrictions on the payment of dividends by the Banks to Eldorado.

HOLDERS OF COMMON STOCK

    As of March 30, 2000, there were approximately 500 holders of record of Common Stock.

ITEM 6. SELECTED FINANCIAL DATA

    The following selected financial data should be read in conjunction with the Consolidated Financial Statements of the Company and the Notes thereto, appearing elsewhere in this Annual Report, and the information set forth under
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations. As described elsewhere in this Annual Report, due to the three acquisitions that the Company completed between September 1995 and June 30, 1997, which were accounted for using the purchase method of accounting, the Company's historical operating results prior to June 30, 1997 are of limited relevance in evaluating the Company's historical financial performance and predicting the Company's future operating results. The selected historical financial data as of and for the five years ended December 31, 1999 are derived from the Company's Consolidated Financial Statements which have been audited by independent accountants.

                                                                   AS OF AND FOR THE YEARS ENDED DECEMBER 31,
                                                          ------------------------------------------------------------
                                                             1999         1998         1997        1996        1995
                                                          ----------   ----------   ----------   ---------   ---------
                                                                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
SUMMARY OF CONSOLIDATED FINANCIAL OPERATIONS
Net interest income before provision for possible loan
  and lease loss........................................  $   54,785   $   52,361   $   41,530   $  19,220   $  10,969
Provision for possible loan and lease loss..............       5,872        5,552        2,549       1,215       1,335
                                                          ----------   ----------   ----------   ---------   ---------
Net interest income after provision for loan and lease
  loss..................................................      48,913       46,809       38,981      18,005       9,634
Noninterest income......................................      14,588       13,663       12,252       7,631       4,805
Noninterest expenses
  Amortization of goodwill and intangibles..............       4,096        3,996        2,881         268          --
  Carrying costs and losses on OREO.....................         111          219          395         293          --
  Other noninterest expense.............................      46,122       47,878       36,452      20,415      13,142
                                                          ----------   ----------   ----------   ---------   ---------
    Total noninterest expense...........................      50,329       52,093       39,728      20,976      13,142
                                                          ----------   ----------   ----------   ---------   ---------
Income before income taxes, extraordinary item, and
  discontinued operations...............................      13,172        8,379       11,505       4,660       1,297
Income tax provision (benefit)..........................       6,837        4,736        5,110        (115)        277
                                                          ----------   ----------   ----------   ---------   ---------
Income before extraordinary item and discontinued
  operations............................................       6,335        3,643        6,395       4,775       1,020
Extraordinary item(1)...................................          --           --           --          --         625
Discontinued operations(2)..............................      (9,695)       1,771       (1,485)       (356)         --
                                                          ----------   ----------   ----------   ---------   ---------
Net (loss) income.......................................      (3,360)       5,414        4,910       4,419       1,645
Preferred dividends.....................................         706        1,282          731          --          --
                                                          ----------   ----------   ----------   ---------   ---------
Net (loss) income available to common shareholders......  $   (4,066)  $    4,132   $    4,179   $   4,419   $   1,645
                                                          ==========   ==========   ==========   =========   =========
Comprehensive (loss) income.............................  $  (10,976)  $    5,896   $    4,954   $   4,169   $   2,129
                                                          ==========   ==========   ==========   =========   =========

PER SHARE DATA(3):
Weighted average shares outstanding
  Basic.................................................  13,711,473   11,955,313   10,188,177   5,432,001   2,915,714
  Diluted...............................................  13,954,140   12,433,770   11,416,266   5,432,001   2,915,714
Basic:
Income before extraordinary item and discontinued
  operations............................................  $     0.41   $     0.20   $     0.56   $    0.88   $    0.35
Extraordinary item......................................          --           --           --          --   $    0.21
Discontinued operations.................................  $    (0.71)  $     0.15   $    (0.15)  $   (0.07)         --
                                                          ----------   ----------   ----------   ---------   ---------
Net (loss) income per share.............................  $    (0.30)  $     0.35   $     0.41   $    0.81   $    0.56
                                                          ==========   ==========   ==========   =========   =========
Income before extraordinary item and discontinued
  operations, excluding goodwill amortization(4)........  $     0.71   $     0.53   $     0.84   $    0.93   $    0.35
                                                          ==========   ==========   ==========   =========   =========
Diluted:
Net income before extraordinary item discontinued
  operations............................................  $     0.40   $     0.19   $     0.50   $    0.88   $    0.35
Extraordinary item......................................          --           --           --          --   $    0.21
Discontinued operations.................................  $    (0.69)  $     0.14   $    (0.13)  $   (0.07)         --
                                                          ----------   ----------   ----------   ---------   ---------
Net (loss) income per share.............................  $    (0.29)  $     0.33   $     0.37   $    0.81   $    .056
                                                          ==========   ==========   ==========   =========   =========
Income before extraordinary item and discontinued
  operations, excluding goodwill amortization(4)........  $     0.70   $     0.51   $     0.75   $    0.93   $    0.35
                                                          ==========   ==========   ==========   =========   =========

                                                                   AS OF AND FOR THE YEARS ENDED DECEMBER 31,
                                                          ------------------------------------------------------------
                                                             1999         1998         1997        1996        1995
                                                          ----------   ----------   ----------   ---------   ---------
SUMMARY OF CONSOLIDATED FINANCIAL POSITION
Total assets............................................  $1,366,240   $1,394,621   $1,088,936   $ 582,270   $ 187,065
Loans and leases, net...................................     662,764      630,249      607,396     403,855     123,724
Goodwill and other intangibles..........................      58,830       67,378       70,903      10,736          --
Net assets of discontinued operations(2)................     140,719      253,117      116,472      86,127          --
Deposits................................................   1,058,456    1,221,487      933,070     510,661     165,138
Long-term debt..........................................      27,657       27,657       27,657         537         537
Common shareholders' equity.............................     117,618      107,874      102,757      58,495      19,440
Shareholders' equity....................................     117,618      119,533      114,416      58,495      19,440
Average assets..........................................   1,305,909    1,206,489      886,605     381,042     187,900
Average earning assets..................................   1,127,353    1,005,460      726,622     320,639     165,731
Average common equity...................................     123,026      106,050       83,890      37,582      14,615
PER SHARE DATA(3):
Common shares outstanding...............................  14,391,227   11,955,313   11,955,313   7,630,330   3,229,349
Diluted common shares outstanding.......................  14,633,894   12,433,770   12,433,853   7,630,330   3,229,349
Book value per share....................................  $     8.17   $     9.02   $     8.60   $    7.67   $    6.02
Diluted book value per share............................        8.04         8.68         8.26        7.67        6.02
Tangible book value per share...........................        4.08         3.39         2.66        6.26        6.02
Diluted tangible book value per share...................        4.02         3.26         2.56        6.26        6.02
SELECTED PERFORMANCE RATIOS FROM CONTINUING OPERATIONS
Return on average assets................................        0.49%        0.30%        0.72%       1.25%       0.88%
Return on average assets, excluding goodwill
  amortization(4).......................................        0.80         0.63         1.05        1.32        0.88
Return on average common equity.........................        5.15         3.44         7.62       12.71       11.26
Return on average common equity, excluding goodwill
  amortization(4).......................................        8.48         7.20        11.06       13.42       11.26
Net interest margin.....................................        4.86         5.21         5.71        5.99        6.62
Efficiency ratio (5)....................................       66.48        72.52        67.78       76.02       83.31
Net yield on average assets.............................        4.20         4.34         4.68        5.04        5.84
SELECTED ASSET QUALITY RATIOS(6)
Nonperforming assets to total portfolio loans and leases
  and OREO..............................................        1.72%        1.90%        3.40%       4.38%       4.45%
Nonperforming assets to total assets....................        0.85         0.89         2.03        2.77        3.19
Allowance for loan and lease losses to portfolio loans
  and leases............................................        1.63         1.40         1.69        1.79        1.57
Allowance for loan and lease losses to nonperforming
  loans and leases......................................       95.15        84.18        56.37       60.01       82.32
Net charge-offs to average portfolio loans and leases...        0.72         1.15         0.39        0.48        0.89
SELECTED CAPITAL RATIOS
Tier 1 Leverage Ratio...................................        7.10%        6.37%        6.91%       8.30%      10.35%
Tier 1 Risk-Weighted Ratio..............................       10.96         8.76         9.30       10.97       14.11
Total Risk-Weighted Ratio...............................       12.16         9.78        10.60       12.35       15.91
Average common equity to average assets.................        9.42         8.79         9.46        9.86        7.78

------------------------------

(1) Forgiveness of indebtedness net of $443,000 income tax benefit.

(2) The Consolidated Statements of Financial Operations and Position have been retroactively restated to reflect the discontinued operations of the Mortgage Wholesale Division.

(3) Share and per share amounts have been retroactively restated to reflect
    (i) a one-for-two reverse split of the Company's common stock effective September 4, 1999 and (ii) changes in the presentation of earnings per share.

(4) Excludes discontinued operations, extraordinary items, and the amortization of goodwill and other intangibles. Although such presentation is not defined by generally accepted accounting principles, management believes it to be beneficial to gaining an understanding of the Company's financial performance in comparison to its peer group.

(5) As used in this report, the term efficiency ratio means noninterest expense--excluding amortization of goodwill and other intangibles, and carrying costs and losses of OREO--as a percentage of total revenue less interest expense. Our definition of efficiency ratio may not be comparable to that used by other banking companies.

(6) Selected Asset Quality Ratios and Selected Capital Ratios are period end ratios, except for net charge-offs to average portfolio loans and leases, average common equity to average assets and the Tier 1 Leverage Ratio. The average ratios are based on daily average balances for the indicated periods. The Tier 1 Leverage Ratio is based on the average daily balances for the three-month period ended as of the indicated date. For information relating to the Company's regulatory capital requirements, see Item 1. Business--Supervision and Regulation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    Prior to September 1995, the predecessor to the Company, SDN Bancorp, Inc., owned a single bank, San Dieguito National Bank ("San Dieguito"), with approximately $56.0 million in assets, that was categorized as "critically undercapitalized" by federal regulators. In September 1995, the Company was recapitalized by DCG, a limited partnership controlled by Mr. Keller and a majority of the other directors of the Company. Between September 1995 and June 30, 1997, the Company acquired three banks--Liberty National Bank ("Liberty"), Commerce Security Bank ("CSB") and Eldorado Bank--increasing the Company's tangible assets by $779.0 million. The Company completed its largest acquisition--Eldorado Bancorp and its subsidiary bank, Eldorado Bank--in
June 1997, which increased the Company's assets by approximately $404.0 million. The Liberty acquisition was completed on March 31, 1996, and the CSB acquisition was completed as of September 1, 1996. See Item 1. Business--Prior Acquisitions. Effective June 30, 1998, the Company merged San Dieguito, Liberty, CSB and Eldorado Bank into a single bank, which is known as Eldorado Bank. Each of those acquisitions was accounted for using the purchase method of accounting for business combinations, and therefore the operating results of those banks are reflected in the Company's financial statements only from the date of acquisition. Consequently, the period-to period comparisons in this section are significantly affected by the timing of those acquisitions. For historical financial information concerning the Company, see the Company's Consolidated Financial Statements and the notes thereto.

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

    In April 1999, in an underwriting managed by Keefe, Bruyette & Woods, Inc., the Company completed a public offering of an aggregate of 2,286,400 shares of Common Stock. The net proceeds to the Company were $21.9 million. The Company used a portion of these proceeds to redeem all of its outstanding 11% Series B Preferred Stock which had an aggregate liquidation value of $12.1 million, including a redemption premium of $351,000. In addition, the Company repaid indebtedness in the amount of $338,000 to one of its principal shareholders, DCG. The remaining net proceeds of the offering are being used for general purposes, including investment in the Banks.

    In October 1999, the Company's Management adopted a plan to discontinue operations of the Mortgage Wholesale Division. The Company ceased production of new mortgage loans as of March 20, 2000 and intends to fund its existing commitments and sell all loans held for sale by the end of the second quarter of 2000. With the decision to exit the wholesale mortgage business, the Company recognized one-time extraordinary expenses of approximately $4.0 million in goodwill and $3.5 million, after tax, in other disposal costs during the fourth quarter of 1999. Accordingly, the operating results and net assets of the Mortgage Wholesale Division have been segregated retroactively from continuing operations and reported separately on the Consolidated Statements of Financial Operations and Position.

    Contained within this report are various measures of financial performance that have been calculated excluding the amortization of goodwill and intangibles. These measures are identified as "excluding goodwill amortization" and have been provided to assist the reader in evaluating the core performance of the Company. This presentation is not defined by generally accepted accounting principles, but management believes it to be beneficial to gaining an understanding of the Company's financial performance in comparison to its peer group.

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

FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

    The Company generated net income from continuing operations of $6.3 million for the year ended December 31, 1999. This represents an increase of $2.7 million, or 73.90%, compared to net income from continuing operations of $3.6 million for the year ended December 31, 1998. The increase in net income was primarily the result of an increase in net interest income and non-interest income of $2.4 million and $925,000, respectively. Additionally, non-interest expense decreased by $1.5 million. The increase in pre-tax earnings was partially offset by an increase in income taxes of $2.1 million. Basic net income per share from continuing operations was $0.41 for the year ended December 31, 1999, compared to $0.20 per share for the year ended December 31, 1998. Diluted net income per share from continuing operations was $0.40 for the year ended December 31, 1999, compared to $0.19 per share for the year ended December 31, 1998. Excluding the amortization of goodwill and intangibles, basic and diluted earnings per share from continuing operations for the year ended December 31, 1999 were $0.71 and $0.70 respectively, as compared to $0.53 and $0.51 for the year ended December 31, 1998. The Company's return on average assets from continuing operations was 0.49% and its return on average common equity from continuing operations was 5.15% for the year ended December 31, 1999, as compared to 0.30% and 3.44%, respectively, for the year ended
December 31, 1998. Excluding the amortization of goodwill and other intangibles, return on average assets from continuing operations was 0.80% and return on average common equity from continuing operations was 8.48% for the year ended December 31, 1999, as compared to 0.63% and 7.20%, respectively, for the year ended December 31, 1998.

    The Company had net income from continuing operations of $3.6 million for the year ended December 31, 1998, a decrease of $2.8 million, or 43.04%, compared to net income of $6.4 million for the year ended December 31, 1997. The decrease in net income is due to an increase in the provision for credit losses and non-interest expense of $3.0 million and $10.5 million, respectively, partially offset by an increase in net interest income of $10.8 million. Basic net income per share from continuing operations in 1998 was $0.20 compared to $0.56 in 1997, while diluted net income per share from continuing operations in 1998 was $0.19 per share compared to $0.50 in 1997. Excluding the amortization of goodwill and other intangibles, basic and diluted earnings per share from continuing operations for the year ended December 31, 1998 were $0.53 and $0.51, respectively, as compared to $0.84 and $0.75 for the year ended December 31, 1997. The Company's return on average assets from continuing operations was 0.30% and its return on average common equity from continuing operations was 3.44% for the year ended December 31, 1998, as compared to 0.72% and 7.62%, respectively, for the year ended December 31, 1997. Excluding the amortization of goodwill and other intangibles, return on average assets from continuing operations was 0.63% and return on average common equity from continuing operations was 7.20% for the year ended December 31, 1998, as compared to 1.05% and 11.06%, respectively, for the year ended December 31, 1997.

RESULTS OF CONTINUING OPERATIONS

    NET INTEREST INCOME AND NET INTEREST MARGIN

    Net interest income, the difference between the interest generated from interest-earning assets and the interest paid for interest-bearing liabilities, continues to be the Company's primary source of revenue. The Company's net interest income totaled $54.8 million for 1999. This represented an increase of $2.4 million, 4.63%, over net interest income of $52.4 million for 1998. The increase was due to an increase of $3.4 million in interest income partially offset by an increase of $1.0 million in interest expense.

    The net interest margin is net interest income expressed as a percent of average earning assets. The increase in net interest income that resulted from a greater volume of earning assets for 1999 was partially offset by a decrease in the net interest margin. The net interest margin decreased to 4.86% for 1999, compared to 5.21% for 1998. The decrease in the net interest margin for 1999 was the result of a lower yield on average earning assets partially offset by a lower cost of average interest bearing liabilities. The yield on average earning assets declined to 8.02% for 1999, compared to 8.66% for 1998. The lower average yield on earning assets was attributable to a decrease in the yield on loans and leases to 9.64% for the year ending December 31, 1999, compared to a yield of 10.37% for the year ending December 31, 1998. The cost of average interest bearing liabilities decreased to 4.04% for 1999, compared to 4.44% for 1998. The decrease in the cost of average interest bearing liabilities was the result of a decreased reliance on time deposits combined with a lower average cost for those deposits.

    The Company's net interest income totaled $52.4 million for 1998. This represented an increase of $10.8 million, or 26.08%, over net interest income of $41.5 million for 1997. The increase for 1998 was the result of a $21.4 million increase in total interest income, partially offset by a $10.6 million increase in the cost of average interest bearing liabilities. Total interest income and interest expense increased primarily due to an increase in interest earning assets and interest bearing liabilities. The net interest margin decreased to 5.21% for 1998, compared to 5.71% for 1997. The decrease in the net interest margin was primarily the result of a decrease in the yield on earning assets to 8.66% for 1998, from a yield of 9.02% for 1997.

    Loan fee income totaled $3.4 million for 1999. This represented a decrease of $900,000, or 20.93%, over loan fee income of $4.3 million for 1998. Loan fee income increased $1.4, or 48.28%, for 1998, from a total of $2.9 million for 1997. The fluctuations for both 1999 and 1998 were primarily attributable to the fees earned on the sale of SBA loans into the secondary market. See Item 1. Business--Products and Services--Community Banking Division.

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

                                                                     YEAR ENDED
                                       -----------------------------------------------------------------------
                                               DECEMBER 31, 1999                    DECEMBER 31, 1998
                                       ----------------------------------   ----------------------------------
                                                     INTEREST    AVERAGE                  INTEREST    AVERAGE
                                        AVERAGE     INCOME OR    YIELD OR    AVERAGE     INCOME OR    YIELD OR
                                        BALANCE      EXPENSE       COST      BALANCE      EXPENSE       COST
                                       ----------   ----------   --------   ----------   ----------   --------
                                                               (DOLLARS IN THOUSANDS)
Interest-earning assets:
Loans and leases(1)..................  $  655,728    $63,235       9.64%    $  617,568    $64,029      10.37%
Investment securities(2).............     294,133     18,120       6.16        132,881      7,790       5.86
Federal funds sold...................      31,358      1,555       4.96         66,943      3,318       5.11
Funds allocated to discontinued
  operations.........................     146,134      7,521       5.15        188,068     11,802       6.28
                                       ----------    -------                ----------    -------
  Total interest-earning assets......   1,127,353     90,431       8.02%     1,005,460     87,039       8.66%

Other assets:
Cash and demand deposits with
  banks..............................      68,198                               88,513
Other assets.........................     110,358                              112,516
                                       ----------                           ----------
    Total assets.....................   1,305,909                            1,206,489
                                       ----------                           ----------

Interest-bearing liabilities:
Deposits
  Interest-bearing demand............  $  148,128    $ 1,531       1.03%    $  134,979    $ 1,964       1.46
  Money market.......................     130,323      4,249       3.26        116,283      4,001       3.44
  Savings............................     249,937     13,898       5.56        202,971     11,169       5.50
  Time...............................     260,853      9,022       3.46        286,147     13,428       4.69
                                       ----------    -------                ----------    -------
    Total interest- bearing
      deposits.......................     789,241     28,700       3.64        740,380     30,562       4.13
Short-term borrowing.................      65,169      3,652       5.60          13,80      8 806       5.84
Long-term debt.......................      27,657      3,294      11.91         27,657      3,310      11.97
                                       ----------    -------                ----------    -------
    Total interest- bearing
      liabilities                         882,067     35,646       4.04%       781,845     34,678       4.44%
Noninterest-bearing liabilities:
  Demand deposits....................     280,687                              288,377
  Other liabilities..................      17,254                               18,558
                                       ----------                           ----------
    Total liabilities                   1,180,008                            1,088,780
Shareholders' equity.................     125,901                              117,709
                                       ----------                           ----------
Total liabilities and shareholders'
  equity.............................  $1,305,909                           $1,206,489
                                       ==========    -------                ==========    -------
Net interest income..................                $54,785                              $52,361
                                                     =======                              =======
Net yield on interest- earning
  assets.............................                              4.86%                                5.21%

                                                   YEAR ENDED
                                       ----------------------------------
                                               DECEMBER 31, 1997
                                       ----------------------------------
                                                     INTEREST    AVERAGE
                                        AVERAGE     INCOME OR    YIELD OR
                                        BALANCE      EXPENSE       COST
                                       ----------   ----------   --------
                                             (DOLLARS IN THOUSANDS)
Interest-earning assets:
Loans and leases(1)..................  $  489,919    $51,055      10.42%
Investment securities(2).............     119,971      7,330       6.11
Federal funds sold...................      35,228      1,891       5.37
Funds allocated to discontinued
  operations.........................      82,504      5,349       6.48
                                       ----------    -------
  Total interest-earning assets......     727,622     65,625       9.02%
Other assets:
Cash and demand deposits with
  banks..............................      77,691
Other assets.........................      81,292
                                       ----------
    Total assets.....................     886,605
                                       ----------
Interest-bearing liabilities:
Deposits
  Interest-bearing demand............  $   98,188    $ 1,612       1.64
  Money market.......................      90,600      2,839       3.13
  Savings............................     126,356      5,496       4.35
  Time...............................     214,087     11,677       5.45
                                       ----------    -------
    Total interest- bearing
      deposits.......................     529,231     21,624       4.09
Short-term borrowing.................      12,478        563       4.51
Long-term debt.......................      15,982      1,908      11.94
                                       ----------    -------
    Total interest- bearing
      liabilities                         557,691     24,095       4.32%
Noninterest-bearing liabilities:
  Demand deposits....................     227,629
  Other liabilities..................      10,815
                                       ----------
    Total liabilities                     796,135
Shareholders' equity.................      90,470
                                       ----------
Total liabilities and shareholders'
  equity.............................  $  886,605
                                       ==========    -------
Net interest income..................                $41,530
                                                     =======
Net yield on interest- earning
  assets.............................                              5.71%

------------------------------

(1) Loan fees of $3.4 million, $4.3 million, and $2.9 million are included in the computations for 1999, 1998 and 1997, respectively.

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

                                                            FOR THE YEAR ENDED DECEMBER 31,
                                 -------------------------------------------------------------------------------------
                                           1999 COMPARED TO 1998                       1998 COMPARED TO 1997
                                 -----------------------------------------   -----------------------------------------
                                   NET                                         NET
                                  CHANGE      RATE      VOLUME      MIX       CHANGE      RATE      VOLUME      MIX
                                 --------   --------   --------   --------   --------   --------   --------   --------
                                                                    (IN THOUSANDS)
Interest Income
  Loans and leases.............  $  (794)   $(4,474)   $ 3,956     $(276)    $12,974    $  (260)   $13,301    $   (67)
  Investment securities........   10,330        396      9,453       481         460       (297)       789        (32)
  Federal funds sold...........   (1,863)       (98)    (1,817)       52       1,527        (92)     1,702        (83)
  Funds allocated to
    discontinued operations....   (4,281)    (2,123)    (2,631)      473       6,453       (172)     6,845       (220)
                                 -------    -------    -------     -----     -------    -------    -------    -------
    Total interest income......    3,392     (6,299)     8,961       730      21,414       (821)    22,637       (402)

Interest Expense
  Interest-bearing demand......     (433)      (569)       191       (55)        352       (183)       604        (69)
  Money market.................      248       (210)       483       (25)      1,162        278        805         79
  Savings......................    2,729        117      2,585        27       5,673      1,457      3,332        884
  Time.........................   (4,406)    (3,531)    (1,187)      312       1,751     (1,631)     3,930       (548)
  Short-term borrowing.........    2,846        (32)     2,998      (120)        243        165         60         18
  Long-term debt...............      (16)       (16)        --        --       1,402          5      1,394          3
                                 -------    -------    -------     -----     -------    -------    -------    -------
    Total interest expense.....      968     (4,241)     5,070       139      10,583         91     10,125        367
                                 -------    -------    -------     -----     -------    -------    -------    -------
Net interest income............  $ 2,424    $(2,058)   $ 3,891     $ 591     $10,831    $  (912)   $12,512    $  (769)
                                 =======    =======    =======     =====     =======    =======    =======    =======

NONINTEREST INCOME

    Noninterest income totaled $14.6 million for 1999. This represented an increase of $925,000, or 6.77%, over noninterest income of $13.7 million for 1998. The increase in noninterest income was primarily the result of increased merchant income associated with the credit card portfolio, and gains recognized from the sale of investment securities and other real estate owned.

    Noninterest income totaled $13.7 million for 1998. This represented an increase of $1.4 million, or 11.52%, over noninterest income of $12.3 million for 1997. The increase in noninterest income for 1998 compared to 1997 was the result of increased service charges and other deposit fees resulting from the Eldorado Acquisition.

    The following table presents for the periods the major categories of noninterest income:

                                                      YEARS ENDED DECEMBER 31,
                                                   ------------------------------
                                                     1999       1998       1997
                                                   --------   --------   --------
                                                           (IN THOUSANDS)
Service charges on deposit accounts..............  $ 6,399    $ 6,456    $ 5,562
SBA loan servicing...............................    2,181      2,539      2,353
Other income.....................................    6,008      4,668      4,337
                                                   -------    -------    -------
  Total noninterest income.......................  $14,588    $13,663    $12,252
                                                   =======    =======    =======

NONINTEREST EXPENSES

    Noninterest expense totaled $50.3 million for 1999. This represented a decrease of $1.8 million, or 3.39%, over total noninterest expense of $52.1 million for 1998. The decrease in noninterest expense for 1999 was primarily the result of decreases in professional services and item processing expenses. Salaries and related expenses totaled $21.7 million for 1999. This represented an increase of $676,000, or 3.22%, over total salaries and related expenses of $21.0 million for 1998. Occupancy and equipment expense totaled $6.7 million for 1999 and 1998. The amortization of goodwill and intangibles totaled $4.1 million for 1999. This represented an increase of $100,000, or 2.5%, over the amortization expense of $4.0 million for 1998.

    Noninterest expense totaled $52.1 million for 1998. This represented an increase of $12.4 million, or 31.12%, over noninterest expense of $39.7 million for 1997. The increase in noninterest expense for 1998 compared to 1997 was the result of increases in most expense categories resulting from the Eldorado Acquisition. Salaries and related expenses totaled $21.0 million for 1998. This represented an increase of $4.2 million, or 25.47%, over total salaries and related expenses of $16.8 million for 1997. Occupancy and equipment expenses for 1998 increased $1.2 million, or 21.37%, compared to a total expense of $5.5 million for 1997. The amortization of goodwill and intangibles for 1998 increased $1.1 million, or 38.70%, from a total of $2.9 million for 1997.

    The efficiency ratio measures the percentage of net revenue that is paid as noninterest expenses. The Company's efficiency ratio decreased to 66.48% for 1999, from 72.52% for 1998 and 72.52% for 1997. The decrease in the efficiency ratio indicates increased operating efficiency as a smaller portion of net revenue is used for the cost of operations. For purposes of this Annual Report, the efficiency ratio is defined as noninterest expense excluding the amortization of goodwill and other intangibles, and losses and carrying costs of OREO as a percentage of total revenue less interest expense. The Company's definition of the efficiency ratio may not be comparable to that used by other companies.

    The following table presents for the periods indicated the major categories of noninterest expense:

                                                              YEARS ENDED DECEMBER 31,
                                                           ------------------------------
                                                             1999       1998       1997
                                                           --------   --------   --------
                                                                   (IN THOUSANDS)
Salaries and employee benefits...........................  $21,698    $21,022    $16,754
Non-staff expenses
  Occupancy and equipment................................    6,731      6,730      5,545
  Professional, regulatory and other services............    1,186      1,650      1,406
  Legal..................................................    1,677      1,222        916
  Insurance..............................................      392        811        729
  Losses and carrying costs of OREO......................      111        219        395
  Amortization of goodwill and other intangibles.........    4,096      3,996      2,881
  Other..................................................   14,438     16,443     11,102
                                                           -------    -------    -------
    Total non-staff expense..............................   28,631     31,071     22,974
                                                           -------    -------    -------
      Total noninterest expense..........................  $50,329    $52,093    $39,728
                                                           =======    =======    =======

PROVISION FOR INCOME TAXES

    The Company's income tax provision totaled $6.8 million for 1999. This represents an increase of $2.1 million, or 44.36%, over an income tax provision of $4.7 million for 1998. The increase in tax provision resulted from higher pre-tax earnings for 1999 compared to 1998. The Company's effective tax rate for 1999 of 51.91% is higher than the applicable statutory rate (42.0%) because goodwill amortization is a charge to earnings for financial statement purposes and is not deductible for federal income tax purposes.

    The Company recorded a tax provision on continuing operations totaling $4.7 million in 1998 compared to $5.1 million 1997. The decrease in tax provision resulted from lower pre-tax earnings for 1998 compared to 1997.

FINANCIAL CONDITION

    The Company reported total assets of $1.4 billion at December 31, 1999. This represented a decrease of $28.4 million, or 2.04%, from total assets of $1.4 billion at December 31, 1998. The decrease in total assets for 1999 was primarily due to a decrease in the net assets associated with discontinued operations partially offset by increases in the investment securities and loan portfolios. The overall decrease in assets is a direct result of limiting funds provided by high priced time deposits and volatile title and escrow demand deposits.

LOANS AND LEASES

    Net loans and leases of the Company at December 31, 1999 were $662.8 million. This represented an increase above net loans and leases of $630.3 million at December 31, 1998. The increase in portfolio loans and leases was primarily attributable to growth in the commercial, real estate construction, and installment loan portfolios of $14.8 million, $16.1 million, and $23.0 million, respectively. The increase in those lending categories was partially offset by decreases in the real estate construction and lease financing portfolios of $13.6 million and $8.4 million, respectively.

    The following table sets forth the amount of loans and leases outstanding for the Company at the end of each of the years indicated, according to type of loan. The Company has no foreign loans or energy-related loans as of the dates indicated.

                                                          YEARS ENDED DECEMBER 31,
                                            ----------------------------------------------------
                                              1999       1998       1997       1996       1995
                                            --------   --------   --------   --------   --------
                                                               (IN THOUSANDS)
Commercial................................  $151,536   $136,783   $151,839   $ 79,505   $ 48,361
Real estate-commercial....................   214,387    227,945    263,855    194,394     26,248
Real estate-construction..................    62,822     46,717     36,332     19,638      2,435
Installment loans to individuals..........   174,129    151,127    136,587     78,874     53,666
Lease financing...........................    80,472     88,875     40,819     46,498         --
                                            --------   --------   --------   --------   --------
  Subtotal................................   683,346    651,447    629,432    418,909    130,710
Less: Allowance for loan and lease
  losses..................................    10,285      9,160     10,923      6,526      2,049
  Unearned Discount.......................     6,832      8,531      8,206      6,152      4,943
  Deferred loan fees......................     3,465      3,507      2,907      2,376         (6)
                                            --------   --------   --------   --------   --------
Net loans and leases......................  $662,764   $630,249   $607,396   $403,855   $123,724
                                            ========   ========   ========   ========   ========

    The following table shows the amounts of certain categories of loans outstanding as of December 31, 1999, which, based on remaining scheduled repayments of principal, were due in one year or less, more than one year through five years, and more than five years. Demand or other loans having no stated maturity and no stated schedule of repayments are reported as due in one year or less. Residential mortgage loans held for sale are recorded as due after five years.

                                                                 DECEMBER 31, 1999
                                                              ------------------------
                                                              COMMERCIAL   REAL ESTATE
                                                              ----------   -----------
                                                                   (IN THOUSANDS)
Aggregate maturities of loans and leases which are due:
Within one year.............................................   $ 74,919      $ 60,899
After one year but within five years:
  Interest rates are floating or adjustable.................     40,922        46,633
  Interest rates are fixed or predetermined.................     16,731        39,790
After five years:
  Interest rates are floating or adjustable.................     13,074        93,689
  Interest rates are fixed or predetermined.................      5,890        36,198
                                                               --------      --------
    Total...................................................   $151,536      $277,209
                                                               ========      ========

NONPERFORMING ASSETS

    The following table shows the total aggregate principal amount of nonaccrual and other nonperforming loans (accruing loans on which interest or principal is past due 90 days or more) as of the end of each of the past two years. The Company's impaired loans pursuant to SFAS 118 are loans that are nonaccrual and those that have been restructured. For the twelve months ended December 31, 1999, additional gross interest income of $1.3 million would have been recorded on impaired loans, and during 1998 additional gross interest income of $1.1 million would have been recorded on impaired loans, in each case had the loans been current. No accrued but unpaid interest income on such loans was in fact included in the Company's net income as of December 31, 1999 and 1998.

                                                                        YEARS ENDED DECEMBER 31,
                                                          ----------------------------------------------------
                                                            1999       1998       1997       1996       1995
                                                          --------   --------   --------   --------   --------
                                                                             (IN THOUSANDS)
Nonaccrual loans and leases, not restructured...........  $ 7,984    $ 6,271    $11,395    $ 6,628    $ 2,292
Accruing loans and leases past due 90 day or more.......       50        883      4,991      1,588         71
Restructured loans and leases...........................    3,513      3,728      2,990      2,659        126
                                                          -------    -------    -------    -------    -------
  Total nonperforming loans and leases ("NPLs").........   11,547     10,882     19,376     10,875      2,489
Other real estate owned ("OREO")........................      563      1,583      2,760      5,336      3,481
                                                          -------    -------    -------    -------    -------
  Total nonperforming assets ("NPAs")...................  $12,110    $12,465    $22,136    $16,211    $ 5,970
                                                          =======    =======    =======    =======    =======

Selected ratios:
  NPLs to total loans and leases........................     1.71%      1.67%      3.08%      2.60%      1.90%
  NPAs to total loans and leases and OREO(1)............     1.72       1.90       3.40       4.38       4.45
  NPAs to total assets..................................     0.85       0.89       2.03       2.77       3.19

    Loans aggregating $11.5 million at December 31, 1999 were designated as impaired in accordance with SFAS 114 as amended by SFAS 118. The Company's impaired loans are all collateral dependent, and as such the method used to measure the amount of impairment on these loans is to compare the loan amount to the fair value of collateral. In calculating the allowance for loan and lease losses that was required under the Company's internal guidelines, management determined that a minimum of $1.5 million should be included in the allowance at December 31, 1999 because of the risk to the loan and lease portfolio represented by impaired loans. At December 31, 1998, loans aggregating $9.8 million were designated as impaired and management determined that a minimum of $1.3 should be included in the allowance because of the risk to the loan and lease portfolio represented by such impaired loans.

    At December 31, 1999, the Company had OREO properties with an aggregate carrying value of $563,000. During 1999, properties with a total carrying value of $610,000 were added to OREO, properties with a total carrying value of $1.6 million were sold and OREO properties were written down by approximately $34,000. At December 31, 1998, the Company had OREO properties with an aggregate carrying value of $1.6 million. During 1998, properties with a total carrying value of $881,000 were added to OREO, properties with a total carrying value of $1.7 million were sold and properties were written down by approximately $353,000.

ALLOWANCE FOR LOAN AND LEASE LOSSES

    The allowance for loan and lease losses was $10.3 million at December 31, 1999. This represents an increase of $1.1 million, or 12.28%, from the allowance for loan and lease losses of $9.2 million at December 31, 1998. As a percent of portfolio loans and leases, the allowance for loan and lease losses increased to 1.63% at December 31, 1999, compared to a ratio of 1.40% at December 31, 1998. The increase in the allowance for credit losses at December 31, 1999 reflects an increase in nonperforming loans at December 31, 1999 compared to December 31, 1998.

    Nonperforming loans totaled $11.5 million at December 31, 1999. This represents an increase of $665,000, or 6.11%, from nonperforming loans of $10.9 million at December 31, 1998. The increase in nonperforming loans and leases for 1999 was primarily the result of the lease financing portfolio. Charged off loans and leases, net of recoveries totaled $4.7 million for 1999. This represented a decrease of $2.6 million, or 35.62%, over net loans and leases charged to the reserves of $7.3 million for 1998. The provision for loan and lease losses totaled $5.9 million for 1999. This represented an increase of $320,000, or 5.76%, over the provision for loan and lease losses of $5.6 million for 1998.

    The allowance for loan and lease losses totaled $9.2 million at December 31, 1998. This represented a decrease of $1.7 million, or 15.60%, over the allowance for loan and lease losses of $10.9 million at December 31, 1997. As a percent of portfolio loans and leases, the allowance for loan and lease losses decreased to 1.4% at December 31, 1998, compared to 1.7% of portfolio loans at December 31, 1997. Net loans and leases charged to the allowance totaled of $7.3 million for 1998, and represented an increase of $5.1 million, or 228.3%, over net loans charged to the allowance of $2.2 million for 1997. The provision for loan losses totaled $5.6 million for 1998, representing an increase of $3.1 million, or 124.0%, over the provision for loan and lease losses of $2.5 million for 1997.

    The table below summarizes average loans outstanding, gross loans and leases, nonperforming loans and changes in the allowance for possible loan and lease losses arising from loan and lease losses and additions to the allowance from provisions charged to operating expense:

                                                          AS OF AND FOR THE YEARS ENDED DECEMBER 31,
                                                     ----------------------------------------------------
                                                       1999       1998       1997       1996       1995
                                                     --------   --------   --------   --------   --------
                                                                        (IN THOUSANDS)
Average loans and leases outstanding...............  $665,728   $617,568   $489,919   $236,276   $130,086
Gross portfolio loans and leases...................   683,346    651,447    629,432    418,909    130,710
Nonperforming loans and leases.....................    11,547     10,882     19,376     10,875      2,489
  Allowance for loan and lease losses:
    Balance at beginning of period.................     9,160     10,923      6,526      2,049      1,859
    Balance acquired during period.................        --         --      4,076      4,382         --
    Loans charged off during period
      Commercial...................................       317      4,201        960      1,441        619
      Leases.......................................     4,191      2,282      1,092         --         --
      Real estate..................................       977      1,312        739        145        204
      Installment..................................     2,335      1,871      1,377        334      1,089
                                                     --------   --------   --------   --------   --------
        Total......................................     7,820      9,666      4,168      1,920      1,912

    Recoveries during period:
      Commercial...................................       674      1,226        438        129        152
      Leases.......................................       470         41         33         --         --
      Real estate..................................       737        194        517         61          5
      Installment..................................     1,192        890        952        610        610
                                                     --------   --------   --------   --------   --------
        Total......................................     3,073      2,351      1,940        800        767
      Net loans charged off during period..........     4,747      7,315      2,228      1,120      1,145
      Provision for loan and lease losses..........     5,872      5,552      2,549      1,215      1,335
                                                     --------   --------   --------   --------   --------
        Balance at end of period...................  $ 10,285   $  9,160   $ 10,923   $  6,526   $  2,049
                                                     ========   ========   ========   ========   ========

Selected ratios:
  Net charge-offs to average loans and leases
    (annualized)...................................     0.72%      1.18%      0.45%      0.47%      0.88%
  Provision for loan and lease losses to average
    loans..........................................     0.90%      0.90%      0.52%      0.51%      1.03%
  Allowance at end of period to gross loans and
    leases outstanding at end of period............     1.51%      1.41%      1.74%      1.56%      1.57%
  Allowance as percentage of nonperforming loans
    and leases.....................................    89.07%     84.18%     56.37%     60.01%     82.32%

    The following table indicates management's allocation of the allowance for each of the following years:

                                                                                 DECEMBER 31,
                                                        ---------------------------------------------------------------
                                                               1999                  1998                  1997
                                                        -------------------   -------------------   -------------------
                                                                            (DOLLARS IN THOUSANDS)
Allocated amount:
  Commercial, financial and agricultural..............  $ 6,960      67.7%     $4,323      47.2%    $   799       7.3%
  Real estate and construction........................    1,611      15.7%      1,992      21.7%      1,864      17.1%
  Consumer............................................      941       9.1%      2,836      31.0%      2,130      19.5%
  Unallocated.........................................      773       7.5%          9       0.1%      6,130      56.1%
                                                        -------     -----      ------     -----     -------     -----
    Total.............................................  $10,285     100.0%     $9,160     100.0%    $10,923     100.0%
                                                        =======     =====      ======     =====     =======     =====

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

INVESTMENT SECURITIES

    Total investments of the Company at December 31, 1999 were $325.1 million. This represents an increase of $74.61 million, or 29.79%, over total investments of $250.5 million at December 31, 1998. The increase in investment securities primarily reflects the reallocation of assets previously allocated to discontinued operations. The investment portfolio primarily consists of U.S. Treasury and U.S. government agencies, state and municipal securities and mortgage-backed securities. At December 31, 1999, all of the Company's investment securities were classified as available-for-sale. The amortized cost and estimated market value of the Company's investments at December 31, 1999 were as follows:

                                                                       DECEMBER 31, 1999
                                                          -------------------------------------------
                                                                       GROSS UNREALIZED     ESTIMATED
                                                          AMORTIZED   -------------------    MARKET
                                                            COST        GAIN       LOSS       VALUE
                                                          ---------   --------   --------   ---------
                                                                        (IN THOUSANDS)
Available-for-sale:
U.S. Treasury...........................................  $ 14,497      $ --     ($    30)  $ 14,467
U.S. Government agencies................................   113,088        37       (4,096)   109,029
State and municipal securities..........................    37,378        75       (1,948)    35,505
Mortgage-backed securities..............................   157,538        --       (5,625)   151,913
Corporate bonds and equities............................    14,609         2         (459)    14,152
                                                          --------      ----     --------   --------
  Total.................................................  $337,110      $114     ($12,158)  $325,066
                                                          ========      ====     ========   ========

    The following tables show the maturities of investment securities at December 31, 1999, and the weighted average yields of such securities:

                                                         AFTER ONE YEAR          AFTER FIVE YEARS
                                                         BUT WITHIN FIVE          BUT WITHIN TEN
                                WITHIN ONE YEAR               YEARS                    YEARS               AFTER TEN YEARS
                              -------------------      -------------------      -------------------      -------------------
                               AMOUNT     YIELD         AMOUNT     YIELD         AMOUNT     YIELD         AMOUNT     YIELD
                              --------   --------      --------   --------      --------   --------      --------   --------
                                                                  (DOLLARS IN THOUSANDS)
Securities
  available-for-sale:
  U.S. Treasuries...........  $14,467      5.38%       $    --        --        $    --        --        $     --       --
  U.S. Government
    agencies................    2,782      5.54%        90,781      5.59%        15,466      5.93%             --       --
  State and municipal
    bonds...................      460      8.16%         2,678      5.31%        10,338      4.32%         22,029     4.75%
  Mortgage-backed
    securities..............       --        --          2,414      6.44%         3,407      6.66%        146,092     6.88%
  Corporate debt and
    other...................       --        --             --        --             --        --          14,152     8.23%
                              -------                  -------                  -------                  --------
    Total...................  $17,709      5.48%       $95,873      5.60%       $29,211      5.45%       $182,273     6.73%
                              =======                  =======                  =======                  ========

    Additional information concerning investment securities is provided in the notes to the accompanying financial statements.

DEPOSITS

    Total deposits were $1.1 billion at December 31, 1999. This represents a decrease of $163.0 million, or 13.35%, from total deposits of $1.2 billion at December 31, 1998. The decrease in deposits was primarily attributable to decreased title and escrow demand deposits and time deposits. Title and escrow demand deposits totaled $14.1 million at December 31, 1999. This represents a decrease of $46.1 million, or 76.6%, from title and escrow demand deposits of $60.2 million at December 31, 1998. Total time deposits were $237.9 million at December 31, 1999. This represents a decrease of $77.7 million, or 24.62%, from time deposits of $315.6 million at December 31, 1998. The decrease in these deposit portfolios was a direct result of limiting funds provided by high priced time deposits and volatile title and escrow demand deposits. See Item 1. Business--Products and Services.

    The following table shows the average balance and average rate paid on the categories of deposits for each of years indicated:

                                              1999                    1998                   1997
                                      ---------------------   ---------------------   -------------------
                                       AVERAGE     AVERAGE     AVERAGE     AVERAGE    AVERAGE    AVERAGE
                                       BALANCE       RATE      BALANCE       RATE     BALANCE      RATE
                                      ----------   --------   ----------   --------   --------   --------
                                                            (DOLLARS IN THOUSANDS)
Noninterest-bearing demand..........  $  280,687     0.00%    $  288,377     0.00%    $227,629     0.00%
Interest-bearing demand.............     148,128     1.03        134,979     1.46       98,188     1.64
Money market........................     130,323     3.26        116,283     3.44       90,600     3.13
Savings.............................     249,937     5.56        202,971     5.50      126,356     4.35
Time................................     260,853     3.46        286,147     4.69      214,087     5.45
                                      ----------              ----------              --------
  Total.............................  $1,069,928     2.68%    $1,028,757     2.97%    $756,860     2.86%
                                      ==========              ==========              ========

    The following table shows the maturities of time certificates of deposits of $100,000, or more at December 31, 1999:

                                                              DECEMBER 31, 1999
                                                              ------------------
                                                                (IN THOUSANDS)
Due in three months or less.................................        $36,273
Due in over three months through six months.................         32,139
Due in over six months through twelve months................         17,823
Due in over twelve months...................................          4,324
                                                                    -------
  Total.....................................................        $90,559
                                                                    =======

BORROWINGS

    Other borrowed funds totaled $177.3 million at December 31, 1999. This represents an increase of $143.4 million, or 423.01%, from borrowed funds of $33.9 million at December 31, 1998. The increase in borrowed funds represents the replacement of funds provided by high priced time deposits and volatile title and escrow demand deposits.

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

    The Company and its subsidiary banks were well capitalized at December 31, 1999 for federal regulatory purposes. As of December 31, 1999, the Company and its subsidiary banks had a leverage ratio, Tier 1 risk-weighted capital ratio, and total risk-weighted capital ratio as follows:

                                                       COMPANY    ELDORADO   ANTELOPE VALLEY
                                                       --------   --------   ---------------
Leverage ratio.......................................    7.10%      6.19%          9.18%
Tier 1 risk weighted ratio...........................   10.96%      9.75%         12.77%
Total risk weighted ratio............................   12.16%     10.97%         13.93%

LIQUIDITY

    The Company relies on deposits as its principal source of funds and, therefore, must be in a position to service depositors' needs as they arise. Management attempts not to exceed a loan-to-deposit ratio of approximately 80% and attempts not to fall below a liquidity ratio (liquid assets--including cash and due from banks, Federal funds sold and investment securities--to total deposits) of approximately 20%. The average loan-to-deposit ratio was 61.29% for 1999, 60.30% for 1998 and 64.73% for 1997. The average liquidity ratio was 36.80% for 1999, 28.03% for 1998 and 30.51% for 1997. At December 31, 1999, the
Company's loan-to-deposit ratio was 63.59% and the liquidity ratio was 52.35%. While fluctuations in the balances of a few large depositors cause temporary increases and decreases in liquidity from time to time, the Company has not experienced difficulty in dealing with such fluctuations from existing liquidity sources.

    Should the level of liquid assets (primary liquidity) not meet the liquidity needs of the Company, other available sources of liquid assets (secondary liquidity), including the purchase of Federal funds, sale of securities under agreements to repurchase, sale of loans, window borrowing from the Federal Reserve Bank and, to a lesser extent, borrowings from the FHLB, could be employed. The Company has relied primarily upon the purchase of Federal funds and the sale of securities under agreements to repurchase for secondary sources of liquidity. At December 31, 1999 the Company had approximately $100.0 million of unused borrowing capacity under FHLB advances. In order to borrow from the Federal Reserve, the Company would be required to physically deliver to the Federal Reserve collateral consisting of marketable Government securities. At December 31, 1999, the Company has no such collateral at the Federal Reserve.

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

    As of the date of this report, the Year 2000 issue has had no effect on the Company's information technology systems, such as its item and data processing applications, microprocessors, security systems and telecommunication equipment. However, Year 2000 problems may turn out to exist in portions of computer programs not now suspected, and we can provide no assurance that the Company will not be adversely affected by issues we have yet to identify.

    The Company's noninterest expense for 1999 included $500,000 in direct costs associated with the Year 2000 issue.

ECONOMIC CONSIDERATIONS

CALIFORNIA ECONOMY

    The financial condition of the Company has been, and is expected to continue to be, affected primarily by overall general economic conditions and the real estate market in California. The commercial banking, lease financing, and automotive lending activity of the Company concentrates on serving the needs of small and medium-size businesses, professionals and individuals located primarily in Southern California.

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

    In addition, a substantial portion of the Company's assets consist of loans secured by real estate in Southern California with a lesser concentration in Northern California. Historically, these areas have experienced on occasion significant natural disasters, including earthquakes, brush fires and, recently, certain significant weather abnormalities, including flooding and coastal erosion. The availability of insurance for losses from such catastrophes is limited. The occurrence of one or more of those circumstances could impair the value of the collateral for the Company's real estate secured loans and have a material adverse effect on the Company.

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

    When appropriate, management may utilize off balance sheet instruments such as interest rate floors, caps and swaps to hedge its interest rate position. A Board of Directors approved hedging policy statement governs use of these instruments. As of December 31, 1999, the Company had not utilized any interest rate swaps or other such financial derivatives to alter its interest rate risk profile.

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

    The table on the following page sets forth the distribution of repricing opportunities of the Company's interest-earning assets and interest-bearing liabilities, the interest rate sensitivity gap (i.e., interest rate sensitive assets less interest rate sensitive liabilities), cumulative interest-earning assets and interest-bearing liabilities, the cumulative interest rate sensitivity gap, the ratio of cumulative interest-earning assets to cumulative interest-bearing liabilities and the cumulative gap as a percentage of total assets and total interest-earning assets as of December 31, 1999. The table also sets forth the time periods during which interest-earning assets and interest-bearing liabilities will mature or may reprice in accordance with their contractual terms. The interest rate relationships between the repriceable assets and repriceable liabilities are not necessarily constant and may be affected by many factors, including the behavior of customers in response to changes in interest rates. This table should, therefore, be used only as a guide as to the possible effect changes in interest rates might have on the net interest margins of the Company.

                                                                             DECEMBER 31, 1999
                                            -----------------------------------------------------------------------------------
                                                     AMOUNTS MATURING OR REPRICING IN
                                            ---------------------------------------------------
                                            3 MONTHS    OVER 3 MONTHS    OVER 1 YEAR     OVER
                                             OR LESS     TO 12 MONTHS    TO 5 YEARS    5 YEARS    NON-SENSITIVE(1)     TOTAL
                                            ---------   --------------   -----------   --------   ----------------   ----------
                                                                          (DOLLARS IN THOUSANDS)
ASSETS
  Cash and due from banks.................        --             --              --          --       $122,839       $  122,839
  Federal funds sold......................        --             --              --          --             --               --
  Investment securities...................        --         17,711          92,730     214,587             38          325,066
  Loans and leases........................   302,867         58,863         235,275      76,044             --          673,049
  Net assets of discontinued operations...        --             --              --          --        140,719          140,719
  Other assets(2).........................        --             --              --          --        104,567          104,567
                                            ---------     ---------       ---------    --------       --------       ----------
    Total assets..........................  $302,867      $  76,574       $ 328,005    $290,631       $368,163       $1,366,240
                                            =========     =========       =========    ========       ========       ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
  Non-interest bearing demand deposits....        --             --              --          --       $261,121       $  261,121
  Interest-bearing demand, money market
    and savings...........................   559,437             --              --          --             --          559,437
  Time certificates of deposit............    92,458        138,645           6,706          89             --          237,898
  Short term debt.........................   149,640             --              --          --             --          149,640
  Long term debt..........................        --             --              --          --         27,657           27,657
  Other liabilities.......................        --             --              --          --         12,869           12,869
  Shareholders' equity....................        --             --              --          --        117,618          117,618
                                            ---------     ---------       ---------    --------       --------       ----------
    Total liabilities & shareholders'
      equity..............................  $801,535      $ 138,645       $   6,706    $     89       $419,265       $1,366,240
                                            =========     =========       =========    ========       ========       ==========
  Period Gap..............................  (498,668)      (62,071)         321,299     290,542       (51,102)
  Cumulative interest earning assets......   302,867        379,441         707,446     998,077
  Cumulative interest earning
    liabilities...........................   801,535        940,180         946,886     946,975
  Cumulative Gap..........................  (498,668)     (560,739)       (239,440)      51,102
  Cumulative assets to liabilities........      0.38           0.40            0.75        1.05
  Cumulative gap as a percent of:
    Total assets..........................   (36.50)%       (41.04)%        (17.53)%       3.74%
    Interest earning assets...............   (49.96)%       (56.18)%        (23.99)%       5.12%

------------------------------

(1) Assets or liabilities which are not interest rate-sensitive.

(2) Allowance for possible loan losses of $10.3 million as of December 31, 1999 is included in other assets.

    At December 31, 1999, the Company had $379.5 million in assets and $940.2 million in liabilities repricing within one year. This means that $560.7 million more in interest rate sensitive liabilities than interest rate sensitive assets will change to the then current rate (changes occur due to the instruments being at a variable rate or because the maturity of the instrument requires its replacement at the then current rate). The ratio of interest earning assets to interest bearing liabilities maturing or repricing within one year at December 31, 1999 is 0.40. Management tries to maintain this ratio as close to 1.00 as possible while remaining in a range between 0.80 and 1.20. Interest income is likely to be affected to a greater extent than interest expense for any changes in interest rates within one year from December 31, 1999. If rates were to fall during this period, interest income would increase by a greater amount than interest expense and net income would increase. Conversely, if rates were to rise, the reverse would apply.

    Since interest rate changes do not affect all categories of assets and liabilities equally or simultaneously, a cumulative gap analysis alone cannot be used to evaluate the Company's interest rate sensitivity position. To supplement traditional gap analysis, the Company performs simulation modeling to estimate the potential effects of changing interest rates. The process allows the Company to explore the complex relationships within the gap over time and various interest rate environments. Based upon the Company's interest rate shock simulations net interest income is expected to decline approximately 1.50% with a 200 basis point instantaneous increase to interest rates and increase approximately 1.30% with a 200 basis point instantaneous decrease in rates. Management has a target of minimizing the decline in net interest income to no more than 4.00% given a 200 basis point instantaneous decrease in rates.

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

                                                                   DECEMBER 31, 1999
                               -----------------------------------------------------------------------------------------
                                                                   EXPECTED MATURITY
                               -----------------------------------------------------------------------------------------
                                 2000       2001       2002       2003       2004     THEREAFTER    TOTAL     FAIR VALUE
                               --------   --------   --------   --------   --------   ----------   --------   ----------
                                                                (DOLLARS IN THOUSANDS)
Investment Securities........  $ 17,711   $ 27,044   $ 9,618    $ 35,663   $20,443     $214,587    $325,066    $325,066
  Weighted average rate
    (%)......................      5.29       5.54      5.37        5.37      5.56         6.07        5.71
Fixed Rate Loans.............  $ 75,615   $ 55,591   $63,466    $ 72,117   $39,100     $ 63,399    $369,288    $364,531
  Weighted average rate
    (%)......................     10.09      10.81     10.62       10.28      9.31         8.87       10.04
Variable Rate Loans..........  $102,466   $ 23,491   $24,577    $ 20,824   $20,737     $111,686    $303,761    $306,540
  Weighted average rate
    (%)......................      8.95       9.17      9.36        9.04      8.86         9.46        9.19
                               --------   --------   -------    --------   -------     --------    --------    --------
Total interest earning
  assets.....................  $195,772   $106,126   $97,661    $128,604   $80,281     $389,672    $998,115    $996,137
                               ========   ========   =======    ========   =======     ========    ========    ========
Interest bearing demand,
  money market and savings...  $559,437         --        --          --        --           --    $559,437    $554,648
  Weighted average rate
    (%)......................      3.78                                                                3.78
Time deposits................  $231,103   $  5,549   $   696    $    148   $   312     $     89    $237,898    $238,105
  Weighted average rate
    (%)......................      5.07       5.09      5.54        5.20      5.38                     5.08
Subordinated debentures......        --         --        --          --        --     $ 27,657    $ 27,657    $ 27,657
  Weighted average rate
    (%)......................                                                             11.75       11.75
Federal funds purchased......  $149,640         --        --          --        --           --    $149,640    $149,640
  Weighted average rate
    (%)......................      5.60                                                                5.60
                               --------   --------   -------    --------   -------     --------    --------    --------
Total interest-bearing
  liabilities................  $940,180   $  5,549   $   696    $    148   $   312     $ 27,657    $974,632    $970,051
                               ========   ========   =======    ========   =======     ========    ========    ========

ITEM 8. FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS                                 PAGE NO.
-----------------------------                                 --------
Report of Independent Accountants...........................    F-1
Consolidated Statement of Condition as of December 31, 1999
  and 1998..................................................    F-2
Consolidated Statement of Income for the Years ended
  December 31, 1999, 1998 and 1997..........................    F-3
Consolidated Statement of Shareholders' Equity for the Years
  ended December 31, 1999, 1998 and 1997....................    F-4
Consolidated Statement of Cash Flows for the Years ended
  December 31, 1999, 1998 and 1997..........................    F-5
Notes to Consolidated Financial Statements December 31,
  1999, 1998 and 1997.......................................    F-7

    All financial schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information called for by this Item will be contained in the Company's Proxy Statement which the Company intends to file within 120 days following the end of the Company"s fiscal year ended December 31, 1999 and such information is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

    The information called for by this Item will be contained in the Company's Proxy Statement which the Company intends to file within 120 days following the end of the Company's fiscal year ended December 31, 1999 and such information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information called for by this Item will be contained in the Company's Proxy Statement which the Company intends to file within 120 days following the end of the Company's fiscal year ended December 31, 1999 and such information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information called for by this Item will be contained in the Company's Proxy Statement which the Company intends to file within 120 days following the end of the Company's fiscal year ended December 31, 1999 and such information is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS AND REPORTS ON 8-K

(a) Exhibit Index

         2.1            Agreement and Plan of Merger dated December 24, 1997 between
                        Commerce Security Bancorp, Inc. (the "Company") and Eldorado
                        Bancorp ("Eldorado") (filed as Exhibit 2.1 to the Company's
                        Current Report on Form 8-K dated December 24, 1997 and
                        incorporated by reference herein)

         2.2            Stock Option Agreement dated December 24, 1997 between the
                        Company and Eldorado (filed as Exhibit 2.2 to the Company's
                        Current Report on Form 8-K dated December 24, 1997 and
                        incorporated by reference herein)

         3.1            Certificate of Incorporation (filed as Exhibit 10.3 to the
                        Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1997 and incorporated by reference herein)

         3.2            Certificate of Amendment to Certificate of Incorporation
                        (incorporated by reference to the Company's Registration
                        Statement in Form S-4 (File no. 333-65683))

         3.5            Bylaws of the Company (filed as Exhibit 10.2 to the
                        Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1997 and incorporated by reference herein)

         4.1 Form of Specimen Stock Certificate (incorporated by reference to the Company's Form 8-A filed with the Commission on January 29, 1999)

        10.3            Indenture between the Company and Wilmington Trust Company, dated as of July 15, 1998 (incorporated by reference to the
                        Company's Current Report on Form 8-K filed with the
                        Commission on August 7, 1998)

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

        10.7            Employment Agreement by and between the Company and Robert
                        P. Keller (incorporated by reference to the Company's
                        Quarterly Report on Form 10-Q for the Quarter Ended
                        September 30, 1997)

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

                                                  ELDORADO BANCSHARES, INC.

Date: March 30, 2000                              By:               /s/ ROBERT P. KELLER
                                                       ----------------------------------------------
                                                                      Robert P. Keller
                                                           PRESIDENT, CHIEF EXECUTIVE OFFICER, AND
                                                                          DIRECTOR

Date: March 30, 2000                              By:              /s/ ROMOLO C. SANTAROSA
                                                       ----------------------------------------------
                                                                     Romolo C. Santarosa
                                                       SENIOR VICE PRESIDENT, CHIEF FINANCIAL OFFICER
                                                                        AND TREASURER

Date:                                             By:
                                                       ----------------------------------------------
                                                                       Ernest J. Boch
                                                                          DIRECTOR

Date:                                             By:
                                                       ----------------------------------------------
                                                                       James A. Conroy
                                                                          DIRECTOR

Date: March 30, 2000                              By:                 /s/ EDWARD A. FOX
                                                       ----------------------------------------------
                                                                        Edward A. Fox
                                                             CHAIRMAN OF THE BOARD AND DIRECTOR

Date:                                             By:
                                                       ----------------------------------------------
                                                                      Charles E. Hugel
                                                                          DIRECTOR

Date:                                             By:
                                                       ----------------------------------------------
                                                                     Mitchell A. Johnson
                                                                          DIRECTOR

Date: March 30, 2000                              By:                /s/ K. THOMAS KEMP
                                                       ----------------------------------------------
                                                                       K. Thomas Kemp
                                                                          DIRECTOR

Date: March 30, 2000                              By:              /s/ JEFFERSON W. KIRBY
                                                       ----------------------------------------------
                                                                     Jefferson W. Kirby
                                                                          DIRECTOR

Date: March 30, 2000                              By:                /s/ JOHN B. PETTWAY
                                                       ----------------------------------------------
                                                                       John B. Pettway
                                                                          DIRECTOR

Date:                                             By:
                                                       ----------------------------------------------
                                                                       Henry T. Wilson
                                                                          DIRECTOR

Date: March 30, 2000                              By:                 /s/ PAUL R. WOOD
                                                       ----------------------------------------------
                                                                        Paul R. Wood
                                                                          DIRECTOR

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Eldorado Bancshares, Inc.

    In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Eldorado Bancshares, Inc. and its subsidiaries (the "Company") at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers LLP

Los Angeles, CA
February 18, 2000

                   ELDORADO BANCSHARES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CONDITION

                           DECEMBER 31, 1999 AND 1998

                                                                       DECEMBER 31,
                                                              -------------------------------
                                                                   1999             1998
                                                              --------------   --------------
                                           ASSETS

Cash and due from banks.....................................  $  122,839,000   $  124,403,000
Federal funds sold..........................................              --       19,300,000
Available-for-sale investment securities....................     325,066,000      250,463,000
Loans and leases, net.......................................     662,764,000      630,249,000
Premises and equipment, net.................................      10,423,000       11,500,000
Real estate acquired through foreclosure, net...............         563,000        1,583,000
Intangibles arising from acquisitions, net..................      58,830,000       67,378,000
Net assets of discontinued operations (Note 2)..............     140,719,000      253,117,000
Accrued interest receivable and other assets................      45,036,000       36,628,000
                                                              --------------   --------------
  Total assets..............................................  $1,366,240,000   $1,394,621,000
                                                              ==============   ==============

                            LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
  Demand:
    Non-interest bearing....................................  $  261,121,000   $  313,891,000
    Interest bearing........................................     145,441,000      154,948,000
  Savings:
    Regular.................................................     297,624,000      317,285,000
    Money market............................................     116,372,000      119,836,000
  Time:
    Under $100,000..........................................     147,339,000      198,362,000
    $100,000 or more........................................      90,559,000      117,165,000
                                                              --------------   --------------
      Total deposits........................................   1,058,456,000    1,221,487,000
Federal funds purchased.....................................     149,640,000        5,900,000
Due to related parties......................................              --          338,000
Subordinated debentures.....................................      27,657,000       27,657,000
Accrued expenses and other liabilities......................      12,869,000       19,706,000
                                                              --------------   --------------
      Total liabilities.....................................   1,248,622,000    1,275,088,000
Shareholders' equity:
  Preferred stock, $.01 par value, 1,500,000 shares
    authorized, none issued and outstanding at December 31,
    1999 and 116,593 at December 31, 1998...................              --       11,659,000
  Special common stock, $.01 par value, 9,651,600 shares
    authorized, none issued and outstanding at December 31,
    1999 and 2,412,859 at December 31, 1998.................              --           24,000
  Common stock, $.01 par value, 35,000,000 shares
    authorized; 14,391,277 issued and outstanding at
    December 31, 1999 and 9,542,454 at December 31, 1998....         144,000           96,000
  Additional paid-in capital................................     109,299,000       87,543,000
  Retained earnings.........................................      16,525,000       20,591,000
  Unearned compensation.....................................      (1,360,000)      (1,006,000)
  Accumulated other comprehensive income....................      (6,990,000)         626,000
                                                              --------------   --------------
      Total shareholders' equity............................     117,618,000      119,533,000
                                                              --------------   --------------
      Total liabilities and shareholders' equity............  $1,366,240,000   $1,394,621,000
                                                              ==============   ==============

                See notes to consolidated financial statements.

                   ELDORADO BANCSHARES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENT OF INCOME

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                 FOR THE YEARS ENDED DECEMBER 31,
                                                              ---------------------------------------
                                                                 1999          1998          1997
                                                              -----------   -----------   -----------
Interest income:
  Interest and fees on loans................................  $54,318,000   $57,368,000   $46,928,000
  Income from lease finance receivables.....................    8,917,000     6,661,000     4,127,000
  Interest and dividends on securities......................   18,120,000     7,790,000     7,330,000
  Interest on Federal funds sold............................    1,555,000     3,418,000     1,891,000
  Interest on funds allocated to discontinued operations
    (Note 2)................................................    7,521,000    11,802,000     5,349,000
                                                              -----------   -----------   -----------
    Total interest income...................................   90,431,000    87,039,000    65,625,000
Interest expense:
  Interest bearing demand...................................    1,531,000     1,964,000     1,612,000
  Money market..............................................    4,249,000     4,001,000     2,839,000
  Savings...................................................   13,898,000    11,169,000     5,496,000
  Time......................................................    9,022,000    13,428,000    11,677,000
  Debentures................................................    3,294,000     3,310,000     1,908,000
  Federal funds purchased...................................    3,652,000       806,000       563,000
                                                              -----------   -----------   -----------
    Total interest expense..................................   35,646,000    34,678,000    24,095,000
                                                              -----------   -----------   -----------
    Net interest income.....................................   54,785,000    52,361,000    41,530,000
Provision for loan and lease losses.........................    5,872,000     5,552,000     2,549,000
                                                              -----------   -----------   -----------
  Net interest income after provision for loan and lease
    losses..................................................   48,913,000    46,809,000    38,981,000
Non-interest income:
  Service charges on deposit accounts.......................    6,399,000     6,456,000     5,562,000
  SBA loan servicing........................................    2,181,000     2,539,000     2,353,000
  Other income..............................................    6,008,000     4,668,000     4,337,000
                                                              -----------   -----------   -----------
    Total non-interest income...............................   14,588,000    13,663,000    12,252,000
Non-interest expense:
  Salaries and employee benefits............................   21,698,000    21,022,000    16,754,000
  Occupancy and equipment...................................    6,731,000     6,730,000     5,545,000
  Professional, regulatory and other services...............    1,186,000     1,650,000     1,406,000
  Legal.....................................................    1,677,000     1,222,000       916,000
  Insurance.................................................      392,000       811,000       729,000
  Losses and carrying cost of OREO..........................      111,000       219,000       395,000
  Amortization of goodwill and other intangibles............    4,096,000     3,996,000     2,881,000
  Other.....................................................   14,438,000    16,443,000    11,102,000
                                                              -----------   -----------   -----------
    Total non-interest expense..............................   50,329,000    52,093,000    39,728,000
                                                              -----------   -----------   -----------
Income from continuing operations, before taxes.............   13,172,000     8,379,000    11,505,000
Income tax provision........................................    6,837,000     4,736,000     5,110,000
                                                              -----------   -----------   -----------
Income from continuing operations...........................  $ 6,335,000   $ 3,643,000   $ 6,395,000
                                                              -----------   -----------   -----------
(Loss) income from discontinued operations, net of tax (Note
  2)........................................................   (9,695,000)    1,771,000    (1,485,000)
                                                              -----------   -----------   -----------
Net (Loss) income...........................................  $(3,360,000)  $ 5,414,000   $ 4,910,000
                                                              ===========   ===========   ===========
Income from continuing operations...........................  $ 6,335,000   $ 3,643,000   $ 6,395,000
Less: preferred stock dividend..............................  $  (706,000)  $(1,282,000)  $  (731,000)
                                                              ===========   ===========   ===========
Income from continuing operations available to common
  shareholders..............................................  $ 5,629,000   $ 2,361,000   $ 5,664,000
(Loss) income from discontinued operations (Note 2).........  $(9,695,000)  $ 1,771,000   $(1,485,000)
                                                              -----------   -----------   -----------
Net (Loss) income available to common shareholders..........  $(4,066,000)  $ 4,132,000   $ 4,179,000
                                                              ===========   ===========   ===========
Basic:
Income per share from continuing operations.................  $      0.41   $      0.20   $      0.56
Discontinued operations.....................................  $     (0.71)  $      0.15   $     (0.15)
                                                              -----------   -----------   -----------
(Loss) income per share.....................................  $     (0.30)  $      0.35   $      0.41
                                                              ===========   ===========   ===========
Diluted:
Income per share from continuing operations.................  $      0.40   $      0.19   $      0.50
Discontinued operations.....................................  $     (0.69)  $      0.14   $     (0.13)
                                                              -----------   -----------   -----------
(Loss) income per share.....................................  $     (0.29)  $      0.33   $      0.37
                                                              ===========   ===========   ===========

                See notes to consolidated financial statements.

                   ELDORADO BANCSHARES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                        DECEMBER 31, 1999, 1998 AND 1997

                                            PREFERRED STOCK               SPECIAL COMMON STOCK           COMMON STOCK
                                        -----------------------   ------------------------------------   ----------
                                         NUMBER                                            ADDITIONAL
                                           OF       PREFERRED     NUMBER OF     COMMON      PAID-IN      NUMBER OF
                                         SHARES       STOCK         SHARES      STOCK       CAPITAL        SHARES
                                        --------   ------------   ----------   --------   ------------   ----------
Balance at December 31, 1996..........        --             --          --         --              --   15,260,660
Issuance of preferred
  stock--Eldorado.....................   116,593     11,659,000          --         --              --          --
Issuance of common stock--Eldorado....        --             --   4,825,718     48,000      23,164,000   3,820,875
Issuance of restricted stock..........        --             --          --         --              --     427,556
Compensation expense..................        --             --          --         --              --          --
Cancellation of shares--Paulsen.......        --             --          --         --              --    (424,182)
Comprehensive income:
Unrealized gain on securities
  available for sale, net of tax......        --             --          --         --              --          --
Net income............................        --             --          --         --              --          --
Total comprehensive income............        --             --          --         --              --          --
Preferred dividends...................        --             --          --         --              --          --
                                        ========   ============   ==========   ========   ============   ==========
Balance at December 31, 1997..........   116,593   $ 11,659,000   4,825,718    $48,000    $ 23,164,000   19,084,909
Stock split (1 for 2).................        --             --   (2,412,859)  (24,000)         24,000   (9,542,455)
Compensation expense                          --             --          --         --              --          --
Comprehensive income:
Unrealized gain on securities
  available for sale, net of tax......        --             --          --         --              --          --
Net income............................        --             --          --         --              --          --
Total comprehensive income............        --             --          --         --              --          --
Preferred dividends...................        --             --          --         --              --          --
                                        ========   ============   ==========   ========   ============   ==========
Balance at December 31, 1998..........   116,593   $ 11,659,000   2,412,859    $24,000    $ 23,188,000   9,542,454
Issuance of Common Stock..............        --             --   (2,412,859)  ($24,000)  ($23,188,000)  4,699,259
Dissenting shares -- Antelope.........        --             --          --         --              --      (4,952)
Redemption of preferred stock.........  (116,593)  $(11,659,000)         --         --              --          --
Issuance of restricted stock..........        --             --          --         --              --     154,466
Compensation expense..................        --             --          --         --              --          --
Unrealized gain on securities
  available for sale, net of tax......        --             --          --         --              --          --
Net (loss) income.....................        --             --          --         --              --          --
Total comprehensive income............        --             --          --         --              --          --
Preferred dividends...................        --             --          --         --              --          --
                                        --------   ------------   ----------   --------   ------------   ----------
Balance at December 31, 1999..........        --             --          --         --              --   14,391,227
                                        ========   ============   ==========   ========   ============   ==========

                                           COMMON STOCK
                                        -----------------------                                  ACCUMULATED
                                                    ADDITIONAL     RETAINED                         OTHER
                                         COMMON      PAID-IN       EARNINGS       UNEARNED      COMPREHENSIVE
                                         STOCK       CAPITAL       (DEFICIT)    COMPENSATION        INCOME          TOTAL
                                        --------   ------------   -----------   -------------   --------------   ------------
Balance at December 31, 1996..........  $153,000   $ 45,963,000   $12,279,000             --     $   100,000       58,495,000
Issuance of preferred
  stock--Eldorado.....................       --              --            --             --              --       11,659,000
Issuance of common stock--Eldorado....   38,000      17,966,000            --             --              --       41,216,000
Issuance of restricted stock..........    4,000       2,008,000            --     (2,012,000)             --               --
Compensation expense..................       --              --            --        503,000              --          503,000
Cancellation of shares--Paulsen.......   (4,000)     (1,677,000)           --             --              --       (1,681,000)
Comprehensive income:
Unrealized gain on securities
  available for sale, net of tax......       --              --            --             --          44,000           44,000
Net income............................       --              --     4,910,000             --              --        4,910,000
                                                                                                 -----------
Total comprehensive income............       --              --            --             --              --        4,954,000
Preferred dividends...................       --              --      (730,000)            --              --         (730,000)
                                        ========   ============   ===========    ===========     ===========     ============
Balance at December 31, 1997..........  $191,000   $ 64,260,000   $16,459,000    $(1,509,000)    $   144,000     $114,416,000
Stock split (1 for 2).................  (95,000)         95,000            --             --              --               --
Compensation expense                         --              --            --        503,000              --          503,000
Comprehensive income:
Unrealized gain on securities
  available for sale, net of tax......       --              --            --             --         482,000          482,000
Net income............................       --              --     5,414,000             --              --        5,414,000
                                                                                                 -----------
Total comprehensive income............       --              --            --             --              --        5,896,000
Preferred dividends...................       --              --    (1,282,000)            --              --       (1,282,000)
                                        ========   ============   ===========    ===========     ===========     ============
Balance at December 31, 1998..........  $96,000    $ 64,355,000   $20,591,000    $(1,006,000)    $   626,000     $119,533,000
Issuance of Common Stock..............   47,000      43,558,000            --             --              --       20,393,000
Dissenting shares -- Antelope.........       --         (49,000)           --             --              --          (49,000)
Redemption of preferred stock.........       --              --            --             --              --      (11,659,000)
Issuance of restricted stock..........    1,000       1,435,000            --     (1,436,000)             --               --
Compensation expense..................       --              --            --      1,082,000              --        1,082,000
Unrealized gain on securities
  available for sale, net of tax......       --              --            --             --      (7,616,000)      (7,616,000)
Net (loss) income.....................       --              --    (3,360,000)            --              --       (3,360,000)
                                                                                                 -----------
Total comprehensive income............       --              --            --             --              --      (10,976,000)
Preferred dividends...................       --              --      (706,000)            --              --         (706,000)
                                        --------   ------------   -----------    -----------     -----------     ------------
Balance at December 31, 1999..........  $144,000   $109,299,000   $16,525,000    ($1,360,000)    $(6,990,000)    $117,618,000
                                        ========   ============   ===========    ===========     ===========     ============

                See notes to consolidated financial statements.

                   ELDORADO BANCSHARES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                         FOR THE YEARS ENDED DECEMBER 31,
                                                   ---------------------------------------------
                                                       1999            1998            1997
                                                   -------------   -------------   -------------
Operating Activities:
  Net (loss) income..............................  $  (3,360,000)  $   5,414,000   $   4,910,000
  Adjustments to reconcile net income (loss) to
    net cash provided by (used in) operating
    activities:
    Provision for loan and lease losses..........      5,872,000       5,552,000       2,549,000
    Provision for loss on real estate acquired
      through foreclosure........................         34,000              --         176,000
    (Gain) loss on sale of premises and
      equipment..................................        (29,000)        (30,000)         11,000
    (Gain) loss on sale of real estate owned.....       (295,000)        339,000          42,000
    Net gain on sale of securities...............       (589,000)       (472,000)       (205,000)
    Depreciation and amortization................      2,453,000       2,529,000       2,527,000
    Amortization of goodwill and other
      intangibles................................      4,096,000       3,996,000       2,881,000
    Accretion/amortization related to securities,
      net........................................      2,776,000        (302,000)      1,086,000
    (Decrease) increase in unearned discount.....     (1,699,000)        326,000       2,054,000
    Amortization of deferred compensation........      1,171,000         503,000         503,000
    Amortization of deferred loan fees and
      costs......................................     (1,741,000)       (601,000)     (1,178,000)
    Provision (benefit) of deferred taxes........      1,814,000       1,469,000       1,998,000
    Decrease (increase) in net assets of
      discontinued operations....................    112,398,000    (136,645,000)    (30,345,000)
    Other, net...................................     (1,919,000)     (3,132,000)      3,211,000
                                                   -------------   -------------   -------------
      Net cash provided by (used in) operating
        activities...............................    120,982,000    (121,054,000)     (9,780,000)
Investing Activities:
    Decrease in interest bearing deposits with
      other financial institutions...............             --          99,000       1,127,000
    Purchases of investment securities...........   (296,788,000)   (285,716,000)    (77,401,000)
    Proceeds from sales/maturities of investment
      securities.................................    192,556,000     140,624,000     130,450,000
    Loans/leases originated for portfolio, net of
      principal repayment........................    (24,697,000)    (27,351,000)    (54,875,000)
    Purchases of premises and equipment..........     (1,519,000)     (2,378,000)     (2,279,000)
    Proceeds from sale of premises and
      equipment..................................        176,000       1,255,000          98,000
    Proceeds from sale of real estate acquired
      through foreclosure........................      1,890,000       1,719,000       5,779,000
    Capital expenditures for other real estate
      owned......................................             --              --         (26,000)
    Purchase of Eldorado Bank, net of cash
      received...................................             --              --     (61,299,000)
                                                   -------------   -------------   -------------
      Net cash used in investing activities......   (128,382,000)   (171,748,000)    (58,426,000)

                See notes to consolidated financial statements.

                                                         FOR THE YEARS ENDED DECEMBER 31,
                                                   ---------------------------------------------
                                                       1999            1998            1997
                                                   -------------   -------------   -------------
Financing Activities:
  Net (decrease) increase in deposits............   (163,031,000)    288,416,000      79,473,000
  Issuance of subordinated debentures............             --              --      27,657,000
  (Redemption) issuance of preferred stock.......    (11,659,000)             --      11,659,000
  Issuance of common stock.......................     20,393,000              --      18,004,000
  Issuance of special common stock...............             --              --      23,212,000
  Payment of preferred dividends.................       (706,000)     (1,282,000)       (730,000)
  Redemption of mandatory convertible
    debentures...................................             --        (537,000)             --
  Repayment of notes payable to shareholder......             --        (202,000)             --
  Proceeds from issuance of notes payable to
    related parties..............................             --         540,000              --
  Net increase (decrease) in other borrowings....    143,402,000       3,850,000     (10,986,000)
                                                   -------------   -------------   -------------
    Net cash (used in) provided by financing
      activities.................................    (11,601,000)    290,785,000     148,289,000
                                                   -------------   -------------   -------------
Net (decrease) increase in cash and cash
  equivalents....................................    (19,001,000)     (2,017,000)     80,083,000
Cash and cash equivalents at beginning of
  period.........................................    141,840,000     143,857,000      63,774,000
                                                   -------------   -------------   -------------
Cash and cash equivalents at end of period.......  $ 122,839,000   $ 141,840,000   $ 143,857,000
                                                   =============   =============   =============

Supplemental disclosures of cash flow
  information:
  Cash paid for interest.........................  $  35,646,000   $  36,182,000   $  24,549,000
  Cash paid for income taxes.....................      3,825,000       4,054,000       2,230,000
Supplemental disclosures of non-cash investing
  activities:
  Loans transferred to foreclosed real estate....        610,000         763,000       3,677,000
  Transfer of securities from held to maturity to
    available for sale...........................             --              --      15,004,000
Supplemental disclosures of non-cash financing
  activities:
  Issuance of restricted stock...................      1,435,000              --       2,012,000

                See notes to consolidated financial statements.

                   ELDORADO BANCSHARES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1999, 1998 AND 1997

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BASIS OF PRESENTATION

    Eldorado Bancshares, Inc. (formerly Commerce Security Bancorp, Inc.), a Delaware corporation and bank holding company, and its wholly-owned subsidiaries Eldorado Bank, Antelope Valley Bank and CSBI Capital Trust I are included in the accompanying consolidated financial statements and are collectively referred to as the "Company." Significant intercompany transactions and accounts have been eliminated.

    Prior to June 1997 and the acquisition of Eldorado Bank, the Company had three subsidiaries, Commerce Security Bank (CSB), Liberty National Bank (LNB), and San Dieguito National Bank (SDNB). On June 30, 1997, the Company merged the then existing three subsidiaries into the newly acquired Eldorado Bank. On January 22, 1999, the Company completed the acquisition of Antelope Valley Bank. Following those transactions, the organizational structure consists of the Company, its two wholly owned banking subsidiaries, Eldorado Bank and Antelope Valley Bank (sometimes referred to collectively as the "Banks") and CSBI Capital Trust.

    The Company has accounted for the Antelope Valley Bank acquisition using the pooling of interest method of accounting for business combinations. The Consolidated Financial Statements have been prepared as if the Company had acquired Antelope Valley Bank at the beginning of the earliest period presented.

BUSINESS

    The Banks offer a broad range of commercial banking services primarily in Southern California, catering especially to small and medium-sized businesses. The Banks offer commercial, real estate, consumer and Small Business Administration-guaranteed loans, as well as checking and savings deposits, corporate cash management, international banking services, safe deposit boxes, collection, traveler's checks, notary public and other customary non-deposit banking services.

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

                   ELDORADO BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)
RECENTLY ISSUED ACCOUNTING STANDARDS

    In June 1998 the FASB issued SFAS 133, "Accounting for Derivative instruments and Hedging Activities." This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or as liabilities in the statement of financial position and measure those instruments at fair value. For the Company, this new standard is effective in 2000 and is not to be applied retroactively to financial statements of prior periods. The impact of this Statement, if any, is yet to be determined.

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

LOANS AND LEASES

    Loans are stated at principal amounts outstanding, net of unearned income, including discounts and fees. Net deferred fees and costs are generally deferred and amortized into interest income over the contractual life of the related loans as a yield adjustment. Direct financing leases, which include estimated residual values of leased equipment, are carried net of unearned income. Income from these leases is recognized on a basis which produces a level yield on the outstanding net investment in the lease. The production of new leases comes primarily from the retail sector of Southern California. The Company services these leases and, during 1998, sold blocks of leases from time to time to other institutions. Leases

                   ELDORADO BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED) held for resale are carried at the lower of cost or estimated fair value on an aggregate basis. Gains and losses on the sale of leases are recognized upon delivery based on the difference between selling price and carrying value.

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

                        DECEMBER 31, 1999, 1998 AND 1997

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)

LOAN SERVICING RIGHTS

    Loan servicing rights are accounted for under the provisions of SFAS 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which became effective January 1, 1997. SFAS 125 superseded SFAS 122, "Accounting for Mortgage Servicing Rights," but did not significantly change the methodology used to account for servicing rights. The servicing rights currently capitalized, included in other assets, are the result of servicing rights retained on sold SBA loans and are being amortized in proportion to and over the period of estimated servicing income. Management stratifies servicing rights based on origination period and interest rate and evaluates the recoverability in relation to the impact of actual and anticipated loan portfolio prepayment, foreclosure, and delinquency experience. The Company did not have a valuation allowance associated with the servicing rights portfolio as of December 31, 1999 and 1998.

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

INTANGIBLES ARISING FROM ACQUISITIONS

    The Company has paid amounts in excess of fair value for three branches of Wells Fargo Bank and for CSB's, LNB's, and Eldorado's core deposits and tangible assets. Such amounts are being amortized by systematic charges to income (primarily for periods from 10 to 25 years) over a period which is no greater than the estimated remaining life of the assets acquired or not to exceed the estimated average remaining life of the existing deposit base assumed. The Company periodically reviews intangibles to assess recoverability and an impairment is recognized in operations if a permanent loss of value occurs.

FEDERAL AND STATE TAXES

    The Company provides for income taxes under the provisions of SFAS 109, "Accounting for Income Taxes." Under the liability method which is prescribed by SFAS 109, a deferred tax asset and/or liability is computed for both the expected future impact of differences between the financial statement and tax bases

                   ELDORADO BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED) of assets and liabilities, and for the expected future tax benefit to be derived from tax loss and tax credit carryforwards. SFAS 109 also requires the establishment of a valuation allowance, if necessary, to reflect the likelihood of the realization of deferred tax assets. The effect of tax rate changes will be reflected in income in the period such changes are enacted.

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

                   ELDORADO BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)
PER SHARE DATA

    All earnings per share amounts reflect the implementation of SFAS 128, "Earnings per Share." The components of the per share amounts are as follows:

                                                           1999          1998          1997
                                                        -----------   -----------   -----------
NUMERATOR:
Income from continuing operations.....................  $ 6,335,000   $ 3,643,000   $ 6,395,000
Less: preferred stock dividend........................     (706,000)   (1,282,000)     (731,000)
                                                        -----------   -----------   -----------
Income from continuing operations applicable to common
  shares..............................................    5,629,000     2,361,000     5,664,000
(Loss) income from discontinued operations............   (9,695,000)    1,771,000    (1,485,000)
                                                        -----------   -----------   -----------
Net (loss) income applicable to common shares.........  $(4,066,000)  $ 4,132,000   $ 4,179,000
                                                        ===========   ===========   ===========
DENOMINATOR:
Weighted average common shares outstanding (Basic)....   13,711,473    11,955,313    10,188,177
Dilutive options and warrants.........................      242,667       478,457     1,228,089
                                                        -----------   -----------   -----------
Weighted average common stock outstanding
  (Dilutive)..........................................   13,954,140    12,433,770    11,416,266
                                                        ===========   ===========   ===========
EARNINGS PER SHARE:
Basic:
  Income from continuing operations...................  $      0.41   $      0.20   $      0.56
  (Loss) income from discontinued operations..........  $     (0.71)  $      0.15   $     (0.15)
                                                        -----------   -----------   -----------
  Net (loss) income...................................  $     (0.30)  $      0.35   $      0.41
                                                        ===========   ===========   ===========
Dilutive:
  Income from continuing operations...................  $      0.40   $      0.19   $      0.50
  (Loss) income from discontinued operations..........  $     (0.69)  $      0.14   $     (0.13)
                                                        -----------   -----------   -----------
  Net (loss) income...................................  $     (0.29)  $      0.33   $      0.37
                                                        ===========   ===========   ===========

RECLASSIFICATIONS

    Certain prior year amounts have been reclassified to conform with the 1999 presentation.

ESTIMATES

    The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures in the consolidated financial statements. Actual results could differ from those estimates.

                   ELDORADO BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997

NOTE 2--DISCONTINUED OPERATIONS:

    In October 1999, the Company adopted a plan to discontinue operations of the Mortgage Wholesale Division. The Company ceased production of new mortgage loans and intends to fund its existing commitments and sell all loans held for sale by the end of the second quarter of 2000. With the decision to exit the wholesale mortgage business, the Company recorded an after-tax provision for disposal costs and losses of $3.5 million and wrote $4.0 million of associated intangible assets during the fourth quarter of 1999. Accordingly, the operating results and net assets of the Mortgage Wholesale Division have been segregated retroactively from continuing operations and reported separately in the Consolidated Financial Statements. The loss from discontinued operations includes interest paid by the Mortgage Wholesale Division to the continuing operations segment, under the Company's cost allocation policy. Such amount is shown on the Consolidated Statement of Income as "interest on funds allocated to discontinued operations."

    The components of the loss from discontinued operations are as follows:

                                                                YEARS ENDED DECEMBER 31,
                                                        ----------------------------------------
                                                            1999          1998          1997
                                                        ------------   -----------   -----------
Discontinued operations:
  Income (loss) from operations of discontinued
    Mortgage Wholesale Division.......................  $ (3,819,000)  $ 3,053,000   $(2,561,000)
    Applicable income tax.............................     1,604,000    (1,282,000)    1,076,000
  Loss on disposal of discontinued Mortgage Wholesale
    Division..........................................   (10,000,000)           --            --
    Applicable income tax.............................     2,520,000            --            --
                                                        ------------   -----------   -----------
                                                        $ (9,695,000)  $ 1,771,000   $(1,485,000)
                                                        ============   ===========   ===========

NOTE 3--ACQUISITIONS AND REORGANIZATIONS:

    From September 1995, the Company has completed four acquisitions, increasing the Company's assets by approximately $1.0 billion, including the acquisition, completed on January 22, 1999, of Antelope Valley Bank, in a transaction accounted for as a pooling of interest. In connection with the acquisition, the Company issued approximately 2,777,000 shares of common stock. As of December 31, 1998, Antelope Valley Bank had total assets of $211.7 million.

    On January 22, 1999, the Company completed the acquisition of Antelope Valley Bank. The acquisition of Antelope was effected pursuant to an agreement and plan of merger entered into between the Company and Antelope on September 22, 1998. At December 31, 1998, Antelope had assets of
$211.7 million, deposits of $187.7 million and shareholders' equity of $21.4 million. The Company issued 2,777,543 of Class B common stock to complete the merger with Antelope. Merger related expenses totaling $651,000, net of tax, were recorded during 1999 in conjunction with the Antelope acquisition.

    On June 6, 1997, the Company acquired Eldorado Bancorp ("Eldorado") and its bank subsidiary, Eldorado Bank, a community bank based in Tustin, California with approximately $400 million in total assets (collectively with the financing related thereto, the "Eldorado Acquisition"). Effective June 30, 1997, the Company consolidated via mergers (collectively, the "Bank Mergers") into Eldorado Bank the respective operations of its other subsidiaries--LNB, SDNB, and CSB. Contemporaneously with the bank

                   ELDORADO BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997

NOTE 3--ACQUISITIONS AND REORGANIZATIONS: (CONTINUED) mergers, the Company's predecessor, SDN Bancorp, Inc. ("SDN"), a then wholly-owned subsidiary of the Company, merged into the Company.

    The Eldorado Acquisition was effected pursuant to an Agreement and Plan of Merger entered into between the Company and Eldorado on December 24, 1996. The Company acquired 100% of the outstanding stock of Eldorado for cash consideration of $23.00 per share. Contemporaneously with the Eldorado Acquisition, each Eldorado stock option that had not previously been exercised (collectively, the "Eldorado Options") was canceled in return for payment by Eldorado of the difference between the $23.00 price per share and the exercise price thereof. The aggregate consideration paid to holders of Eldorado common stock and Eldorado Options (net of the tax benefit arising out of the Eldorado Options) was approximately $90.3 million.

    As of September 1, 1996, the Company completed the plan of reorganization (the "1996 Reorganization") contemplated by the Agreement and Plan of Reorganization dated April 23, 1996 between SDN and CSB. As part of the 1996 Reorganization, SDN became a subsidiary of the Company, effective August 31, 1996, in a transaction in which SDN shareholders received shares of the Company's common stock in exchange for all of the outstanding shares of SDN common stock. As of September 1, 1996, the Company completed the acquisition of CSB (the "Commerce Acquisition") in which the Company acquired all of the outstanding shares of CSB. Pursuant to the Agreement, holders of CSB common stock received approximately $14.1 million in cash and a total of 1,771,845 shares of the Company's common stock. CSB had total assets of approximately $220 million at September 1, 1996.

    On March 31, 1996, the Company's predecessor, SDN Bancorp, Inc. ("SDN") completed its acquisition of LNB (the "Liberty Acquisition") for approximately $15.1 million in cash. LNB had total assets of approximately $150 million as of the acquisition date.

    The Liberty, Commerce, and Eldorado Acquisitions were accounted for using the purchase method of accounting in accordance with APB Opinion 16, "Business Combinations". Under this method of accounting, the purchase price was allocated to the assets acquired and deposits and liabilities assumed based on their fair values as of the acquisition date. The consolidated financial statements include the operations of LNB, CSB, and Eldorado from the date of acquisition. Intangibles arising from the transactions totaled approximately $3.8 million in the Liberty Acquisition, $7.2 million in the Commerce Acquisition and approximately $50.2 million in the Eldorado Acquisition. Certain preacquistion contingency reserves were established as of the acquisition dates that are subject to adjustment during the "allocation period" in accordance with SFAS 38 "Accounting for Preacquisition Contingencies." The fair value of CSB has been adjusted to reflect the resolution of these contingencies established relating to certain litigation, writedowns of real estate owned and a settlement with the principal shareholder of CSB.

                   ELDORADO BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997

NOTE 3--ACQUISITIONS AND REORGANIZATIONS: (CONTINUED)
    The following table presents income statement data reported prior to the merger and on a combined basis. Net interest income has been restated to give effect to the discontinued operations (Note 2).

                                                             YEARS ENDED DECEMBER 31,
                                                             -------------------------
                                                                1998          1997
                                                             -----------   -----------
Net interest income:
  Eldorado Bancshares, Inc.................................  $41,362,000   $31,647,000
  Antelope Valley Bank.....................................   10,999,000     9,883,000
                                                             -----------   -----------
  Combined.................................................  $52,361,000   $41,530,000
                                                             ===========   ===========
Net income:
  Eldorado Bancshares, Inc.................................  $ 3,952,000   $ 2,990,000
  Antelope Valley Bank.....................................    1,462,000     1,920,000
                                                             -----------   -----------
  Combined.................................................  $ 5,414,000   $ 4,910,000
                                                             ===========   ===========

NOTE 4--CASH AND DUE FROM BANKS:

    The Bank is required to maintain average reserve balances with the Federal Reserve Bank. Included in cash and due from banks in the consolidated statement of financial condition are restricted amounts aggregating $1,788,000 and $1,714,000 at December 31, 1999 and 1998, respectively.

                   ELDORADO BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997

NOTE 5--INVESTMENT SECURITIES:

    At December 31, 1999 and 1998, the Company's investment portfolio is as follows:

                                                                       DECEMBER 31, 1999
                                                          -------------------------------------------
                                                                       GROSS UNREALIZED     ESTIMATED
                                                          AMORTIZED   -------------------    MARKET
                                                            COST        GAIN       LOSS       VALUE
                                                          ---------   --------   --------   ---------
                                                                        (IN THOUSANDS)
Available-for-sale:
U.S. Treasury...........................................  $ 14,497      $ --     $    (30)  $ 14,467
U.S. Government agencies................................   113,088        37       (4,096)   109,029
State and municipal securities..........................    37,378        75       (1,948)    35,505
Mortgage-backed securities..............................   157,538        --       (5,625)   151,913
Corporate bonds and equities............................    14,609         2         (459)    14,152
                                                          --------      ----     --------   --------
  Total.................................................  $337,110      $114     $(12,158)  $325,066
                                                          ========      ====     ========   ========

                                                                        DECEMBER 31, 1998
                                                           -------------------------------------------
                                                                        GROSS UNREALIZED     ESTIMATED
                                                           AMORTIZED   -------------------    MARKET
                                                             COST        GAIN       LOSS       VALUE
                                                           ---------   --------   --------   ---------
                                                                         (IN THOUSANDS)
Available-for-sale:
U.S. Treasury............................................  $ 42,753     $  673        --     $ 43,426
U.S. Government agencies.................................   109,136         53      (357)     108,832
State and municipal securities...........................    18,418        696       (50)      19,064
Mortgage-backed securities...............................    45,277        193      (108)      45,362
Corporate bonds and equities.............................    33,747        145      (113)      33,779
                                                           --------     ------     -----     --------
  Total..................................................  $249,331     $1,760     $(628)    $250,463
                                                           ========     ======     =====     ========

                   ELDORADO BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997

NOTE 5--INVESTMENT SECURITIES: (CONTINUED)

    Amortized cost and estimated market value of debt securities at December 31, 1999, by contractual maturity, are shown below.

                                                                   ESTIMATED
                                                    AMORTIZED        MARKET
                                                       COST          VALUE
                                                   ------------   ------------
Due in one year or less..........................  $ 18,396,000   $ 17,709,000
Due after one year through five years............   101,813,000     95,873,000
Due after five years through ten years...........    20,807,000     29,211,000
Due after ten years..............................   196,094,000    182,273,000
                                                   ------------   ------------
  Subtotal.......................................  $337,110,000   $352,066,000
                                                   ============   ============

    For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the weighted-average contractual maturities of the underlying collateral. The mortgage-backed securities may mature earlier than their weighted-average contractual maturities because of principal prepayments.

    Investment securities with an amortized cost of $90,428,000 and $32,710,000 and an estimated market value of $87,225,000 and $20,081,000 at December 31, 1999 and 1998, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

    Proceeds from sales and maturities of debt securities during 1999, 1998, and 1997 were $192,556,000, $140,624,000, and $130,450,000, respectively. Gross gains of $589,000, $476,000, and $341,000 were realized on those transactions. Gross losses on sales totaled $-0-, $4,000, and $136,000 for 1999, 1998, and 1997, respectively.

NOTE 6--LOANS AND LEASES:

    The loan and lease portfolio consists of the various types of loans and leases that are classified as held to maturity and available for sale. These loans and leases by major type are as follows:

                                                                     DECEMBER 31,
                                                              ---------------------------
                                                                  1999           1998
                                                              ------------   ------------
Commercial..................................................  $151,536,000   $136,783,000
Real estate -- commercial...................................   214,387,000    227,945,000
Real estate construction....................................    62,822,000     46,717,000
Installment loans to individuals............................   174,129,000    151,127,000
Direct financing leases.....................................    80,472,000     88,875,000
                                                              ------------   ------------
                                                               683,346,000    651,447,000
Less:
  Allowance for loan and lease losses.......................   (10,285,000)    (9,160,000)
  Unearned discount.........................................    (6,832,000)    (8,531,000)
  Deferred loan fees and costs..............................    (3,465,000)    (3,507,000)
                                                              ------------   ------------
Loans and leases, net.......................................  $662,764,000   $630,249,000
                                                              ============   ============

                   ELDORADO BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997

NOTE 6--LOANS AND LEASES: (CONTINUED)
    The components of the Company's direct financing lease receivable are summarized below:

                                                                     DECEMBER 31,
                                                              ---------------------------
                                                                  1999           1998
                                                              ------------   ------------
Future minimum lease payments...............................  $ 92,599,000   $104,604,000
Residuals...................................................       389,000        699,000
Initial direct costs........................................     3,218,000      4,384,000
Unearned income.............................................   (15,734,000)   (20,812,000)
                                                              ------------   ------------
  Total.....................................................  $ 80,472,000   $ 88,875,000
                                                              ============   ============

    An analysis of the activity in the allowance for loan and lease losses is as follows:

                                                                     DECEMBER 31,
                                                        ---------------------------------------
                                                           1999          1998          1997
                                                        -----------   -----------   -----------
Balance at beginning of year..........................  $ 9,160,000   $10,923,000   $ 6,526,000
Balance acquired......................................           --            --     4,076,000
Provision for loan and lease losses...................    5,872,000     5,552,000     2,549,000
Loans charged off.....................................   (7,820,000)   (9,666,000)   (4,168,000)
Loan recoveries.......................................    3,073,000     2,351,000     1,940,000
                                                        -----------   -----------   -----------
Balance at end of year................................  $10,285,000   $ 9,160,000   $10,923,000
                                                        ===========   ===========   ===========

    At December 31, 1999, future minimum lease payments receivable are as follows:

2000........................................................  $33,298,000
2001........................................................   21,105,000
2002........................................................   14,760,000
2003........................................................    8,565,000
2004........................................................    2,744,000
Thereafter..................................................           --
                                                              -----------
Total.......................................................  $80,472,000
                                                              ===========

    There are no contingent rental payments included in income for the year ended December 31, 1999.

    As of December 31, 1999 and 1998 there were no loans outstanding to directors, officers or entities with which each of these individuals are associated, which in aggregate exceed $60,000 per individual. In the opinion of management, all transactions entered into between either Bank and such related parties have been and are in the ordinary course of business, and made on the same terms and conditions consistent with the Bank's general lending policies for similar transactions with unaffiliated persons.

                   ELDORADO BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997

NOTE 6--LOANS AND LEASES: (CONTINUED)
    The following table represents information relating to nonperforming and past due loans:

                                                                     DECEMBER 31,
                                                        ---------------------------------------
                                                           1999          1998          1997
                                                        -----------   -----------   -----------
Nonaccrual, not restructured..........................  $ 7,984,000   $ 6,271,000   $11,395,000
90 days or more past due, not on nonaccrual...........       50,000       883,000     4,991,000
Restructured loans....................................    3,513,000     3,728,000     2,990,000
                                                        -----------   -----------   -----------
Total.................................................  $11,547,000   $10,882,000   $19,376,000
                                                        ===========   ===========   ===========

    At December 31, 1999 and 1998, loans aggregating $11,500,000 and $9,800,000, respectively, have been designated as impaired. The total allowance for loan losses related to these loans was $1,500,000 and $1,300,000 at December 31, 1999 and 1998, respectively.

    The average balance of impaired loans during 1999 and 1998 was $10,650,000 and $11,199,000, respectively. The Company is not committed to lending additional funds to debtors whose loans have been modified.

    With respect to the above nonperforming loans, the following table presents interest income actually earned and additional interest income that would have been earned under the original terms of the loans:

                                                                  YEARS ENDED DECEMBER 31,
                                                              --------------------------------
                                                                1999       1998        1997
                                                              --------   --------   ----------
Non-accrual loans:
  Income recognized.........................................  $114,000   $139,000           --
  Income foregone...........................................   667,000    472,000      980,000
Restructured loans:
  Income recognized.........................................   134,000    288,000      336,000
  Income foregone...........................................   633,000    610,000    1,127,000

NOTE 7--REAL ESTATE ACQUIRED THROUGH FORECLOSURE:

    An analysis of the activity in the allowance for losses on real estate acquired through foreclosure as of December 31, 1999, 1998 and 1997 is as follows:

                                                                       DECEMBER 31,
                                                              -------------------------------
                                                                1999       1998       1997
                                                              --------   --------   ---------
Balance at the beginning of year............................  $452,000   $452,000   $ 485,000
Provision charged to expense................................        --         --     176,000
Balances related to properties sold.........................        --         --    (209,000)
                                                              --------   --------   ---------
Balance at the end of year..................................  $452,000   $452,000   $ 452,000
                                                              ========   ========   =========

                   ELDORADO BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997

NOTE 8--PREMISES AND EQUIPMENT:

    Premises and equipment are summarized as follows:

                                                                     DECEMBER 31,
                                                              ---------------------------
                                                                  1999           1998
                                                              ------------   ------------
Land........................................................  $  2,478,000   $  2,547,000
Buildings...................................................     6,731,000      7,534,000
Furniture, fixtures and equipment...........................    12,603,000     14,918,000
Leasehold improvements......................................     5,001,000      5,053,000
Leasehold interests.........................................       732,000        732,000
                                                              ------------   ------------
                                                                27,545,000     30,784,000
Less: Accumulated depreciation and amortization.............   (17,122,000)   (18,401,000)
                                                              ------------   ------------
Premises and equipment, net.................................  $ 10,423,000   $ 12,383,000
                                                              ============   ============

    Depreciation and amortization of premises and equipment included in operating expense amounted to $2,453,000, $2,529,000, and $2,527,000 in 1999,
1998 and 1997, respectively.

NOTE 9--DEPOSITS:

    A summary of deposits is as follows:

                                                                       DECEMBER 31,
                                                              -------------------------------
                                                                   1999             1998
                                                              --------------   --------------
Noninterest bearing:
  Checking..................................................  $  247,014,000   $  253,671,000
  Title and escrow..........................................      14,107,000       60,220,000
                                                              --------------   --------------
                                                                 261,121,000      313,891,000
Interest bearing:
  Savings...................................................     297,624,000      317,285,000
  NOW and Super NOW.........................................     145,441,000      154,948,000
  Money market..............................................     116,372,000      119,836,000
  Certificates of deposit $100,000 or greater...............      90,559,000      117,165,000
  Other certificates........................................     147,339,000      198,362,000
                                                              --------------   --------------
                                                                 797,335,000      907,596,000
                                                              --------------   --------------
Total deposits..............................................  $1,058,456,000   $1,221,487,000
                                                              ==============   ==============

                   ELDORADO BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997

NOTE 9--DEPOSITS: (CONTINUED)
    A summary of certificates of deposit maturities at December 31, 1999:

2000........................................................  $231,103,000
2001........................................................     5,549,000
2002........................................................       696,000
2003........................................................       148,000
2004........................................................       312,000
Thereafter..................................................        89,000
                                                              ------------
                                                              $237,898,000
                                                              ============

    Interest expense for certificates of deposit in amounts of $100,000 or more was $4,029,000, $6,540,000, and $5,213,000 for the years ended December 31,
1999, 1998, and 1997, respectively.

NOTE 10--BORROWINGS:

MANDATORY CONVERTIBLE DEBENTURES

    Effective June 30, 1997, the Company assumed certain obligations of SDN its then wholly-owned subsidiary. Among these obligations were mandatory convertible debentures that totaled approximately $537,000. At the Company's option, the debentures were redeemed on March 27, 1998 at 100% of par. The Company funded the redemption of the debentures by entering into a note payable with Dartmouth Capital Group, L.P. which was paid off during 1999. The annual interest rate on the note was 10.5%, with principal and interest payments payable in quarterly installments.

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

                   ELDORADO BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997

NOTE 11--INCOME TAXES:

    The components of the income tax provisions (benefits) for the years ended December 31 are as follows:

                                                                YEARS ENDED DECEMBER 31,
                                                          -------------------------------------
                                                             1999          1998         1997
                                                          -----------   ----------   ----------
Current:
  Federal...............................................  $ 9,462,000   $2,834,000   $3,137,000
  State.................................................    2,573,000      433,000    1,203,000
                                                          -----------   ----------   ----------
  Total current provision (benefit).....................   12,418,000    3,267,000    4,340,000
Deferred:
  Federal...............................................   (4,002,000)     768,000      746,000
  State.................................................   (1,196,000)     701,000       24,000
                                                          -----------   ----------   ----------
  Total deferred provision (benefit)....................   (5,198,000)   1,469,000      770,000
                                                          -----------   ----------   ----------
  Total income tax provision (benefit)..................  $ 6,847,000   $4,736,000   $5,110,000
                                                          ===========   ==========   ==========

                   ELDORADO BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997

NOTE 11--INCOME TAXES: (CONTINUED)

    The amount of deferred tax assets (liabilities) resulting from each type of temporary difference are as follows:

                                                                      DECEMBER 31,
                                                        ----------------------------------------
                                                            1999          1998          1997
                                                        ------------   -----------   -----------
Deferred tax liabilities:
  FHLB stock dividends................................  $    463,000   $   363,000   $   216,000
  Depreciation........................................       107,000       445,000       605,000
  Bad debt reserve recapture..........................       671,000     1,212,000     1,860,000
  Deferred loan costs.................................     1,132,000       919,000       599,000
  State taxes.........................................            --            --            --
  Deferred lease acquisition cost.....................     1,475,000     1,966,000       611,000
  Core deposits.......................................       158,000       380,000       470,000
  Other...............................................            --            --        45,000
                                                        ------------   -----------   -----------
  Total deferred tax liabilities......................     4,006,000     5,285,000     4,406,000
                                                        ------------   -----------   -----------
Deferred tax assets:
  Provision for loan losses...........................    (3,911,000)   (3,168,000)   (4,468,000)
  Accrued expenses....................................      (266,000)     (453,000)     (181,000)
  Other reserves......................................      (453,000)     (156,000)     (248,000)
  Real estate acquired through foreclosure............       (28,000)     (161,000)     (143,000)
  NOL carryforward....................................      (693,000)     (938,000)   (1,363,000)
  General business credit.............................            --            --       (77,000)
  AMT credit..........................................            --            --      (104,000)
  Salary continuation payable.........................    (1,232,000)   (1,220,000)     (794,000)
  Restricted stock....................................      (231,000)     (451,000)     (225,000)
  Accrued Legal.......................................    (1,146,000)   (1,121,000)   (1,134,000)
  Refinance reserve...................................            --      (190,000)     (341,000)
  State taxes.........................................      (345,000)     (252,000)      (34,000)
  Discontinued operation..............................     2,750,000            --            --
  Securities..........................................    (4,863,000)      285,000        92,000
  Other...............................................      (488,000)     (412,000)           --
                                                        ------------   -----------   -----------
  Total deferred tax assets...........................   (16,406,000)   (8,237,000)   (9,020,000)
                                                        ------------   -----------   -----------
Net deferred tax asset................................  $(12,400,000)  $(2,952,000)  $(4,614,000)
                                                        ============   ===========   ===========

    As of December 31, 1999 and 1998, no valuation allowance was established against the recorded net deferred tax asset as, in management's opinion, it is more likely than not that such asset will be realized.

                   ELDORADO BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997

NOTE 11--INCOME TAXES: (CONTINUED)
    The income tax provisions (benefits) varied from the federal statutory rate of 35% for 1999, 1998 and 1997, for the following reasons:

                                                                       YEARS ENDED
                                                                       DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
Statutory federal expected tax rate.........................   35.00%     35.00%     35.00%
Increase in income taxes resulting from:
  State franchise tax (net of federal benefit)..............    8.60       7.90       7.90
  Goodwill..................................................    8.50      12.20       6.20
  Tax exempt interest.......................................   (4.20)     (3.90)        --
  Other.....................................................    4.00       5.30      (4.60)
                                                               -----      -----      -----
Effective tax rate..........................................   51.90%     56.50%     44.50%
                                                               =====      =====      =====

    At December 31, 1999 the Bank had federal net operating loss carryforwards of approximately $1,958,000, which expire in the years 2008 through 2011 and California net operating loss carryforwards of approximately $69,000 which will expire in the years 2000 through 2001.

    Use of these NOLs are subject to limitations imposed by the Internal Revenue Code Section 382, which restrict the use of NOLs in the event of a change in ownership. These limitations are not expected to impact the Company's ability to utilize these NOLs.

NOTE 12--SHAREHOLDERS' EQUITY:

ELDORADO ACQUISITION

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

    CLASS B COMMON STOCK. In conjunction with the Eldorado Acquisition financing, the 4,848,715 shares of common stock outstanding immediately prior to the closing of the Eldorado Acquisition were redesignated as "Class B Common Stock," and the Company issued 2,124,215 additional shares of Class B Common Stock to various accredited investors for consideration, net of a 1% commitment fee, of $17,735,115.

    DCG, the Company's largest shareholder, purchased 506,122 of those shares of Class B Common Stock for aggregate consideration, net of a 1% commitment fee, of $4,419,793, of which $4.3 million initially was made in the form of a loan to the Company in December 1997 to fund an escrow account that would have been forfeited to Eldorado if the Company were unable to consummate the Acquisition financing. Peter H. Paulsen, a director of the Company, loaned $200,000 to the Company on the same terms as DCG. That $4.5 million was converted to shares of Class B Common Stock upon the consummation of the Acquisition at a purchase price of $8.80 per share, and interest on that $4.5 million was converted to shares of Class B Common Stock upon the completion of the Eldorado Acquisition at a

                   ELDORADO BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997

NOTE 12--SHAREHOLDERS' EQUITY: (CONTINUED) purchase price of $9.62 per share, which, after giving effect to the 1% commitment fee credit to other investors, was the same price at which the remaining shares of common stock and the Special Common Stock were sold by the Company to fund the acquisition.

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

    The Special Common Stock would have been entitled to a liquidation preference over the Class B Common Stock if, in the case of a liquidation or a change in control of the Company, the distribution per share of Common Stock was less than $9.62.

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

    SERIES B PREFERRED STOCK. The Company issued a total of 116,593 shares of 11.0% Series B Preferred Stock, $100 liquidation value per share (the "Series B Preferred"), to DCG, MDP and Olympus for an aggregate amount of $11,545,210, net of a 1% commitment fee. During 1999 the Company redeemed all outstanding shares of the Series B Preferred Stock.

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

    The Company also issued common stock warrants (collectively, the "Shattan Warrants") to The Shattan Group, LLC (and certain affiliates), which acted as the Company's placement agent for the sale of securities to MDP and Olympus. The Shattan Warrants, which were issued as of June 6, 1998 and July 15, 1998, respectively, entitle the holders thereof to purchase an aggregate of 241,216 shares of Class B Common Stock at an exercise price of $9.62 per share and expire on June 6, 2002 and July 15, 2002, respectively. The aggregate purchase price of the Shattan Warrants was $4,824.

CANCELLATION OF COMMON STOCK

    In October 1997, the Company settled litigation that it had brought against the former majority shareholder of CSB, and certain other directors and officers of CSB arising out of the Commerce Acquisition of CSB in September 1996. As part of that settlement, the Company canceled 212,091 shares of Class B Common Stock, which cancellation, was recorded as a purchase price adjustment.

REVERSE STOCK SPLIT

    Effective September 4, 1998, the Company declared a 1-for-2 reverse stock split of its common stock.

                   ELDORADO BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997

NOTE 12--SHAREHOLDERS' EQUITY: (CONTINUED)

ISSUANCE OF COMMON STOCK AND RECAPITALIZATION

    In April 1999, the Company completed a public offering of 2,286,333 shares of common stock for net proceeds of $21,264,000. In conjunction with the April 1999 public offering, the Company used $12,009,000 of the proceeds raised in the offering to redeem all of the Series B Preferred Stock. Also in conjunction with that offering, Class B Common Stock was redesignated as "common stock," and each share of Special Common Stock was converted into one share of common stock.

NOTE 13--EMPLOYEE BENEFIT PLANS:

401(K) RETIREMENT PLAN

    The Company has a retirement plan under Section 401(k) of the Internal Revenue Code. All employees of the Company are eligible to participate in the 401(k) plan if they are twenty-one years of age or older and have completed six months of service. Under the plan, eligible employees are able to contribute up to 15% of their compensation (some limitations apply to highly compensated employees). Company contributions are discretionary and are determined annually by the Board of Directors. The Company's contribution was approximately $500,000 for 1999 and $484,000 for 1998.

DEFINED BENEFIT PENSION PLAN

    The Company has employment agreements with two executive officers that provide for a defined benefit pension plan. Under the terms of the employment agreements, a fixed monthly benefit is payable in 180 equal installments from the death or retirement of the executive. The defined benefit pension plan includes the following pension costs for the years ended December 31, 1999 and 1998:

                                                               YEARS ENDED
                                                              DECEMBER 31,
                                                           -------------------
                                                             1999       1998
                                                           --------   --------
Service cost of benefits earned during the year..........  $17,000    $ 32,000
Interest costs of projected benefit obligation...........   69,000      72,000
Recognized net actuarial loss............................    7,000      14,000
Net amortization and deferral............................       --      11,000
                                                           -------    --------
                                                           $93,000    $129,000
                                                           =======    ========

    An analysis of the activity in the projected benefit obligation is as follows:

                                                       YEARS ENDED DECEMBER 31,
                                                       -------------------------
                                                          1999          1998
                                                       -----------   -----------
Benefit obligation at the beginning of the year......  $1,195,000    $1,074,000
Service cost.........................................      17,000        31,000
Interest cost........................................      69,000        72,000
Actuarial loss/(gain)................................    (132,000)       69,000
Benefits paid........................................     (94,000)      (51,000)
                                                       ----------    ----------
Benefit obligation at the end of the year............  $1,055,000    $1,195,000
                                                       ==========    ==========

                   ELDORADO BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997

NOTE 13--EMPLOYEE BENEFIT PLANS: (CONTINUED)
    An analysis of the funded status of the plan is as follows:

                                                       YEARS ENDED DECEMBER 31,
                                                       -------------------------
                                                          1999          1998
                                                       -----------   -----------
Actuarial present value of vested benefit
  obligation.........................................  $1,055,000    $1,195,000
                                                       ==========    ==========
Accumulated and projected benefit obligation.........  $1,055,000    $1,195,000
Plan assets at fair value............................          --            --
                                                       ----------    ----------
Projected benefit obligation in excess of plan
  assets.............................................   1,055,000     1,195,000
Unrecognized net (loss) gain.........................     (31,000)     (170,000)
Unrecognized prior service cost......................          --            --
                                                       ----------    ----------
Accrued pension and retirement cost included in
  accompanying consolidated financial statements.....   1,024,000     1,025,000
Additional minimum liability.........................      31,000       170,000
                                                       ----------    ----------
Required minimum liability...........................  $1,055,000    $1,195,000
                                                       ==========    ==========

    The projected benefit obligation was determined using a weighted-average assumed discount rate of 7.75% for the year ended December 31, 1999 and 6.00% for the year ended December 31, 1998. The benefit obligation is paid using Company assets upon the executive officers' death or retirement.

RESTRICTED STOCK PLAN

    During 1997, the Company's shareholders approved the adoption of a Restricted Stock Plan, providing for the issuance of common stock to the Company's current president, subject to restrictions on sale or transfer. The restrictions on sale or transfer expire over a period of four years. Under this plan 582,022 restricted shares have been issued with a market value of $3,448,000 as of December 31, 1999. This amount was recorded as unearned compensation and is shown as a separate component of shareholders' equity. Unearned compensation is being amortized to expense over the four year vesting period with expense of $1,082,000, and $503,000 recorded for 1999 and 1998, respectively.

    Until the Company's Tier 1 capital, for regulatory purposes, is greater than $125.0 million, whenever, during the term of employment of the Company's current president, the Company issues common stock or a common stock equivalent, the Company's president will be entitled to receive additional shares of restricted stock. The number of shares of restricted stock that will be issued to the Company's president will be equal to 3% of the sum of (x) the number of shares of common stock then to be issued by the Company or, in the case of the issuance of a common stock equivalent, the number of shares of common stock that such common stock equivalent may be converted into or exchanged for, and (y) the number of shares of restricted stock to be issued to the Company's president at that time at December 31, 1995, the Company had Tier 1 capital of $93.4 million.

STOCK OPTION PLAN

    In January 1997, the Company adopted the Option Plan pursuant to which the Company's Board of Directors or the Compensation Committee (the "Committee") may grant stock options to directors and

                   ELDORADO BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997

NOTE 13--EMPLOYEE BENEFIT PLANS: (CONTINUED) certain officers of the Company or any of its subsidiaries. There are currently 1,061,600 shares of common stock subject to the Option Plan. The Option Plan provides only for the issuance of so-called "nonqualified" stock options (as compared to incentive stock options). The options granted will vest over four years, in half-year increments, with the first portion vesting on the 18-month anniversary of the date of grant. The Option Plan provides that unless the Committee otherwise determines, the options will have a six-year term, expiring on the sixth anniversary of the date of grant.

    A summary of transactions in the Option Plan for the two years ended December 31, 1999 follows:

                                                                        WEIGHTED
                                                                        AVERAGE
                                             AVAILABLE   NUMBER OF   EXERCISE PRICE
                                             FOR GRANT    SHARES       PER SHARE
                                             ---------   ---------   --------------
Balance at December 31, 1996...............         --         --            --
  Options granted..........................    339,300    389,300        $10.97
                                             ---------   --------        ------
Balance at December 31, 1997...............    339,300    389,300        $10.97
  Options granted..........................   (161,000)   161,000         14.12
  Options cancelled........................     50,000    (50,000)        13.97
                                             ---------   --------        ------
Balance at December 31, 1998...............    228,300    500,300        $11.69
  Options granted..........................     23,200    309,800         11.52
  Options cancelled........................     42,500    (42,500)        12.89
                                             ---------   --------        ------
Balance at December 31, 1999...............    294,000    767,600        $11.84
                                             =========   ========        ======

    At December 31, 1999 158,000 shares were exercisable at prices ranging from $9.64 to $13.00 per share. These shares had a weighted average remaining contractual life of 4 years and a weighted average exercise price of $9.76.

    The maximum number of shares as to which options may be granted under the Option Plan is sometimes referred to as the "Option Pool." Until such time as the Company has Tier 1 capital of $125.0 million or more, if the Company issues any additional common stock or common stock equivalents, the number of shares in the Option Pool automatically increases such that the number of shares in the Option Pool will be equal to 6% of the sum of (i) the shares of common stock (and common stock equivalents) issued and outstanding immediately following such issuance and (ii) the number of shares in the Option Pool. The Company had Tier 1 capital of $93.4 million at December 31, 1999.

    The Company applies APB Opinion 25 in accounting for its Options Plan, and accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under the methodology prescribed under SFAS 123, the Company's net earnings and earnings per share for 1999 and 1998 would have been reduced to the pro forma amounts indicated below. The per share weighted-average fair value of the stock options granted during 1999 and 1998 was $2.72 and $3.36, respectively. The fair value of each option grant is estimated on the date of grant using the Black- Scholes

                   ELDORADO BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997

NOTE 13--EMPLOYEE BENEFIT PLANS: (CONTINUED) option-pricing model with the following assumptions: expected dividend yield 0.00%, risk-free interest rate of 5.50%, an expected life of 6 years and expected volatility of 20.00%.

                                              1999          1998         1997
                                           -----------   ----------   ----------
Net earnings:
  As reported............................  $(3,360,000)  $5,414,000   $4,910,000
  Pro forma..............................   (3,815,000)   5,198,000    4,354,000
Basic earnings per share:
  As reported............................  $     (0.30)  $     0.35   $     0.21
  Pro forma..............................        (0.33)        0.33         0.18
Diluted earnings per share:
  As reported............................  $     (0.29)  $     0.33   $     0.18
  Pro forma..............................        (0.32)        0.31         0.16

NOTE 14--CAPITAL ADEQUACY:

    The Banks are subject to various regulatory capital requirements established by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on either Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, each Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Each Bank's capital amounts and classifications are also subject to qualitative judgment by the regulators about components, risk weighting, and other factors.

    Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 1999, that each Bank met all capital adequacy requirements to which it is subject.

    As of December 31, 1998, the most recent notification from the Department of Financial Institutions (DFI) categorized Eldorado Bank as adequately capitalized and Antelope Valley Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as adequately capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed either Bank's category.

                   ELDORADO BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997

NOTE 14--CAPITAL ADEQUACY: (CONTINUED)

    The Bank's actual capital amounts and ratios are presented in the table below (dollars in thousands):

                                      DECEMBER 31, 1999                           DECEMBER 31, 1998
                          -----------------------------------------   -----------------------------------------
                                                  MINIMUM CAPITAL                             MINIMUM CAPITAL
                                ACTUAL               ADEQUACY               ACTUAL               ADEQUACY
                          -------------------   -------------------   -------------------   -------------------
                           RATIO      AMOUNT     RATIO      AMOUNT     RATIO      AMOUNT     RATIO      AMOUNT
                          --------   --------   --------   --------   --------   --------   --------   --------
Tier 1 Capital:
  ELBI..................    10.96%   $ 93,435      4.0%    $34,100       8.76%   $79,185       4.0%    $36,158
  EB....................     9.75      67,916      4.0      27,863       8.29     62,329       4.0      30,074
  Antelope..............    12.77      19,704      4.0       6,172      11.47     17,370       4.0       6,058
Leverage Capital:
  ELBI..................     7.10%   $ 93,435      3.0%    $34,100       6.37%   $79,185       3.0%    $37,293
  EB....................     6.19      67,916      3.0      27,863       6.01     62,329       3.0      31,113
  Antelope..............     9.18      19,704      3.0       6,172       8.49     17,370       3.0       6,138
Total Capital:
  ELBI..................    12.16%   $103,720      8.0%    $68,237       9.78%   $88,345       8.0%    $72,266
  EB....................    10.97      76,420      8.0      55,730       9.26     69,633       8.0      60,158
  Antelope..............    13.93      21,485      8.0      12,339      12.70     19,226       8.0      12,111

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

    The contract or notional amounts of those instruments reflect the extent of the Company's involvement in particular classes of financial instruments. The following is a summary of the notional amounts of various off-balance sheet financial instruments entered into by the Company:

                                                                     DECEMBER 31,
                                                              ---------------------------
                                                                  1999           1998
                                                              ------------   ------------
Commitments to extend credit................................  $250,483,000   $240,666,000
Standby letters of credit...................................  $  6,200,000   $  3,047,000

    The Company is principally engaged in providing commercial loans and leases with interest rates that fluctuate with the various market indices and variable-rate real estate loans. These loans are primarily funded through short-term demand deposits and certificates of deposit with fixed rates. The contractual amounts of commitments to extend credit, standby and commercial letters of credit represent the amount

                   ELDORADO BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997

NOTE 15--FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK: (CONTINUED) of credit risk. Since many of the commitments and letters of credit are expected to expire without being drawn, the contractual amounts do not necessarily represent future cash requirements.

    Commitments to extend credit are agreements to lend to a customer as long as there are no violations of any conditions established in the contract. The Company evaluates the creditworthiness of each customer. The amount of collateral obtained, if deemed necessary by the Company upon the extension of credit, is based upon management's evaluation. Collateral varies, but may include securities, accounts receivable, inventory, personal property, equipment, income property, commercial and residential property. Commitments generally have fixed expiration dates or other terminal clauses and may require the payment of fees. The Company experiences interest rate risk on commitments to extend credit which are at fixed rates. There were no fixed rate commitments at December 31, 1999 or 1998.

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

NOTE 16--DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS:

    Fair values for each class of financial instruments are as follows:

                                         DECEMBER 31, 1999                 DECEMBER 31, 1998
                                  -------------------------------   -------------------------------
                                  CARRYING VALUE     FAIR VALUE     CARRYING VALUE     FAIR VALUE
                                  --------------   --------------   --------------   --------------
Financial Assets:
  Cash and Federal funds sold...  $  122,839,000   $  122,839,000   $  141,840,000   $  141,840,000
  Investment securities.........     325,066,000      325,066,000      252,326,000      252,326,000
  Loans and leases receivable...     673,049,000      671,071,000      644,188,000      643,577,000
Financial Liabilities:
  Deposits......................   1,058,456,000    1,053,874,000    1,221,487,000    1,206,745,000
  Federal funds purchased.......     149,640,000      149,640,000        5,900,000        5,900,000
  Note payable to related
    parties.....................              --               --          338,000          338,000
  Subordinated debentures.......      27,657,000       27,657,000       27,657,000       27,657,000

CASH AND FEDERAL FUNDS SOLD

    For cash and Federal funds sold the carrying amount is a reasonable estimate of fair value.

INVESTMENT SECURITIES

    All investment securities are marketable and have an easily determined market value. Market quotes are used in determining the fair value.

                   ELDORADO BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997

NOTE 16--DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS: (CONTINUED) LOANS AND LEASES RECEIVABLE

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

    Generally, rates currently being paid are higher than current market rates resulting in these accounts having a lower fair value.

BORROWINGS

    Federal funds purchased are over-night investments and the carrying value is a reasonable estimate of fair value. For subordinated debentures, having been recently priced at the issuance in 1997, the carrying value is a reasonable estimate of fair value.

                   ELDORADO BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997

NOTE 16--DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS: (CONTINUED)

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

NOTE 17--COMMITMENTS AND CONTINGENCIES:

LITIGATION

    As of December 31, 1999, no litigation was pending against the Company itself. Eldorado Bank is the defendant in an action filed in 1994 by a former CSB loan production officer alleging wrongful termination, breach of contract, defamation and various other causes of action. In October 1997, a jury awarded the former employee $3.8 million in damages, including $2.0 million in punitive damages. The trial court subsequently reduced the award to $2.0 million, including $500,000 in punitive damages. In conjunction with this initial judgment, the Bank recorded a reserve for the full amount of the judgment. Both the Company and its former employee have filed appeals, with the former employee seeking to have the total amount of the jury's punitive damage award reinstated. Interest accrues on the judgment at the statutory rate of 10% and as of December 31, 1999 the judgment, including interest, was equal to $2.7 million. There can be no assurance, however, that the Company will not incur additional expense in connection with such matter or that an adverse outcome in the appeal will not have a material adverse effect on the Company's results of operations.

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

OPERATING LEASE COMMITMENTS

    A summary of noncancellable future operating lease commitments at December 31, 1999 is as follows:

2000........................................................  $ 2,670,000
2001........................................................    2,499,000
2002........................................................    1,851,000
2003........................................................    1,461,000
2004........................................................    1,328,000
Thereafter..................................................    3,613,000
                                                              -----------
                                                              $13,422,000
                                                              ===========

    It is expected that in the normal course of business, expiring leases will be renewed or replaced.

                   ELDORADO BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997

NOTE 17--COMMITMENTS AND CONTINGENCIES: (CONTINUED)
    Rent expense under all noncancellable operating lease obligations aggregated $2,744,000, $2,636,000 and $2,389,000 for the years ended December 31, 1999,
1998 and 1997, respectively.

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

    The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") generally prohibits a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its holding company if the depository institution would thereafter be

                   ELDORADO BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997

NOTE 17--COMMITMENTS AND CONTINGENCIES: (CONTINUED)
"undercapitalized" for regulatory purposes. Those regulations and restrictions may limit the Company's ability to obtain funds from the Bank for its cash needs, including funds for payment of interest and operating expenses and dividends.

NOTE 18--OPERATING SEGMENTS:

    Upon discontinuance of the Mortgage Wholesale Division, the Company's business consists of one segment, Commercial Banking. The Company does not have revenues derived from foreign operations and is not reliant on revenues from a single major customer.

                   ELDORADO BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997

NOTE 19--QUARTERLY FINANCIAL DATA (UNAUDITED):

    Quarterly financial data for the years ended December 31, 1999 and 1998 are as follows:

                                                                            1999
                                                          -----------------------------------------
                                                           FOURTH     THIRD      SECOND     FIRST
                                                          --------   --------   --------   --------
Interest income.........................................  $24,017    $23,319    $21,529    $21,565
Interest expense........................................   10,125      8,871      7,937      8,713
                                                          -------    -------    -------    -------
Net interest income.....................................   13,892     14,448     13,592     12,852
Provision for losses....................................    2,690      1,300      1,102        780
Noninterest income......................................    3,573      3,513      3,844      3,659
Noninterest expense.....................................   12,934     11,800     13,052     12,543
Income tax expense......................................    1,029      2,395      1,683      1,731
                                                          -------    -------    -------    -------
Income from continuing operations.......................  $   812    $ 2,466    $ 1,599    $ 1,457
Income (loss) from discontinued operations (a)..........   (8,233)    (1,335)       (61)       (65)
                                                          -------    -------    -------    -------
Net income..............................................  $(7,421)   $ 1,131    $ 1,538    $ 1,392
                                                          =======    =======    =======    =======
Income per share from continuing operations:
  Basic.................................................  $  0.06    $  0.17    $  0.09    $  0.09
  Diluted...............................................  $  0.06    $  0.17    $  0.08    $  0.09
Net income per share:
  Basic.................................................  $ (0.52)   $  0.08    $  0.08    $  0.09
  Diluted...............................................  $ (0.51)   $  0.08    $  0.08    $  0.09

                                                                            1998
                                                          -----------------------------------------
                                                           FOURTH     THIRD      SECOND     FIRST
                                                          --------   --------   --------   --------
Interest income.........................................  $22,906    $22,335    $21,192    $20,607
Interest expense........................................    9,729      9,287      8,385      7,277
                                                          -------    -------    -------    -------
Net interest income.....................................   13,177     13,048     12,807     13,330
Provision for losses....................................    2,120        970      1,270      1,192
Noninterest income......................................    3,744      3,327      3,427      3,166
Noninterest expense.....................................   14,296     12,196     13,613     11,989
Income tax expense......................................      728      1,524        862      1,623
                                                          -------    -------    -------    -------
Income (loss) from continuing operations................  $  (223)   $ 1,685    $   489    $ 1,692
Income (loss) from discontinued operations (a)..........   (1,129)       774      1,677        448
                                                          -------    -------    -------    -------
Net income..............................................  $(1,352)   $ 2,459    $ 2,166    $ 2,140
                                                          =======    =======    =======    =======
Income per share from continuing operations:
  Basic.................................................  $ (0.05)   $  0.11    $  0.01    $  0.12
  Diluted...............................................  $ (0.04)   $  0.11    $  0.01    $  0.11
Net income per share:
  Basic.................................................  $ (0.14)   $  0.18    $  0.15    $  0.15
  Diluted...............................................  $ (0.13)   $  0.17    $  0.15    $  0.15

(a) In the fourth quarter of 1999, the Company adopted a plan to discontinue the operations of the Mortgage Wholesale Division and recorded a provision for disposal costs and wrote off $4.0 million associated with intangible assets.

                   ELDORADO BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997

NOTE 20--CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY:

    The following are condensed unconsolidated financial statements of Eldorado Bancshares, Inc.

                        CONDENSED STATEMENT OF CONDITION

                                                                    DECEMBER 31,
                                                     ------------------------------------------
                                                         1999           1998           1997
                                                     ------------   ------------   ------------
Assets
  Cash and due from banks..........................  $  4,525,000   $    122,000   $    262,000
  Investments......................................        38,000         38,000         38,000
  Investment in subsidiary.........................    95,684,000    100,897,000     99,569,000
  Goodwill and other intangibles...................    44,631,000     47,662,000     49,756,000
  Receivables and other assets.....................     1,498,000        178,000        176,000
                                                     ------------   ------------   ------------
Total Assets.......................................  $146,376,000   $148,897,000   $143,691,000
                                                     ============   ============   ============

Liabilities and Shareholders' Equity
  Guaranteed preferred beneficial interest in the
    Company's junior subordinated debentures.......  $ 28,513,000   $ 28,513,000   $ 28,513,000
  Accrued expenses.................................       245,000        513,000        225,000
  Mandatory convertible debentures.................            --             --        537,000
  Notes payable to related parties.................            --        338,000             --
                                                     ------------   ------------   ------------
Total liabilities..................................    28,758,000     29,364,000     29,275,000
                                                     ------------   ------------   ------------
Shareholders' equity
  Preferred stock..................................            --     11,659,000     11,659,000
  Common stock.....................................       144,000        120,000        239,000
  Additional paid-in-capital.......................   109,299,000     87,543,000     87,424,000
  Retained earnings (deficit)......................    16,525,000     20,591,000     16,459,000
  Unearned compensation............................    (1,360,000)    (1,006,000)    (1,509,000)
  Unrealized gain on investments, net of tax.......    (6,990,000)       626,000        144,000
                                                     ------------   ------------   ------------
Total shareholders' equity.........................   117,618,000    119,533,000    114,416,000
                                                     ------------   ------------   ------------
Total liabilities and shareholders' equity.........  $146,376,000   $148,897,000   $143,691,000
                                                     ============   ============   ============

                   ELDORADO BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997

NOTE 20--CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY: (CONTINUED)
                       CONDENSED STATEMENT OF OPERATIONS

                                                                       DECEMBER 31,
                                                           -------------------------------------
                                                              1999          1998         1997
                                                           -----------   ----------   ----------
Income:
  Dividend from Bank.....................................  $ 1,000,000   $3,800,000   $1,700,000
  Interest income........................................      103,000      102,000       51,000
  Non-interest income....................................           --       49,000      866,000
                                                           -----------   ----------   ----------
  Total Income...........................................    1,103,000    3,951,000    2,617,000
Expenses:
  Interest expense.......................................    3,405,000    3,450,000    1,959,000
  Amortization of goodwill and intangibles...............    2,576,000    2,574,000    1,537,000
  Non-interest expense...................................    1,896,000    1,481,000    1,453,000
                                                           -----------   ----------   ----------
  Total expense..........................................    7,877,000    7,505,000    4,949,000
Loss before taxes and equity in undistributed earnings of
  subsidiary.............................................   (6,774,000)  (3,554,000)  (2,332,000)
Income tax benefit.......................................    2,184,000    2,010,000    1,161,000
                                                           -----------   ----------   ----------
Loss before equity in undistributed earnings of
  subsidiary.............................................   (4,590,000)  (1,544,000)  (1,171,000)
Equity in undistributed earnings of subsidiary...........    1,230,000    6,958,000    6,081,000
                                                           -----------   ----------   ----------
  Net income.............................................  $(3,360,000)  $5,414,000   $4,910,000
                                                           ===========   ==========   ==========

                   ELDORADO BANCSHARES, INC. AND SUBSIDIARIES

                        DECEMBER 31, 1999, 1998 AND 1997

NOTE 20--CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY: (CONTINUED)

                       CONDENSED STATEMENT OF CASH FLOWS

                                                            FOR THE YEARS ENDED DECEMBER 31,
                                                        ----------------------------------------
                                                           1999          1998           1997
                                                        -----------   -----------   ------------
Operating activities:
  Net income..........................................  $(3,360,000)  $ 5,414,000   $  4,910,000
  Adjustments to reconcile net income to net cash
    (used in) provided by operating activities:
    Equity in earnings of subsidiary..................   (2,230,000)  (10,758,000)    (7,781,000)
    Accretion/amortization related to securities......           --            --             --
    Dividends from subsidiary.........................    1,000,000     3,800,000      1,700,000
    Loss on sale of securities, net...................           --            --          7,000
    Amortization of goodwill and other intangibles....    2,576,000     2,574,000      1,537,000
    Amortization of compensation expense..............    1,171,000       503,000        503,000
    Income taxes......................................           --        15,000        109,000
    (Increase) decrease in other assets...............   (2,176,000)     (497,000)       163,000
    Increase (decrease) in other liabilities..........     (268,000)      291,000       (443,000)
                                                        -----------   -----------   ------------
Net cash (used in) provided by operating activities...   (3,287,000)    1,342,000        705,000
                                                        -----------   -----------   ------------
Investing activities:
  Merger of SDN Bancorp, net of cash received.........           --            --         22,000
  Purchase of Eldorado, net of cash received..........           --            --    (80,815,000)
  Maturities/Sales of investment securities...........           --            --        404,000
                                                        -----------   -----------   ------------
Net cash used in investing activities.................           --            --    (80,389,000)
                                                        -----------   -----------   ------------
Financing activities:
  Issuance of capital securities......................           --            --     27,657,000
  Issuance of preferred stock.........................           --            --     11,659,000
  Issuance of Class B common stock....................           --            --     18,004,000
  Redemption of preferred stock.......................
  Redemption of mandatory convertible debentures......  (11,659,000)     (538,000)            --
  Net proceeds from issuance of notes payable.........           --       338,000             --
  Repayment of notes payable..........................     (338,000)           --             --
  Issuance of special common stock....................   20,393,000            --     23,212,000
  Payment of dividends................................     (706,000)   (1,282,000)      (730,000)
  Other borrowings....................................           --            --     (4,500,000)
                                                        -----------   -----------   ------------
Net cash provided by financing activities.............    7,690,000    (1,482,000)    75,302,000
                                                        -----------   -----------   ------------
Net increase (decrease) in cash.......................    4,403,000      (140,000)    (4,382,000)
Cash at beginning of year.............................      122,000       262,000      4,644,000
                                                        -----------   -----------   ------------
Cash at end of year...................................  $ 4,525,000   $   122,000   $    262,000
                                                        ===========   ===========   ============