Form 10-Q
period 2000-03-31
ELDORADO BANCSHARES INC
filed 2000-05-15
CIK 818633

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For Quarterly Period Ended March 31, 2000

                         Commission file number 2-76555

                            ELDORADO BANCSHARES, INC.
                            -------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                             33-0720548
                --------                             ----------
     (State or other jurisdiction of             (I.R.S. Employer or
     incorporation or organization)              Identification No.)

24012 Calle de la Plata, Suite 340, Laguna Hills, California            92653
------------------------------------------------------------          ----------
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

Common Stock, $.01 par value       14,391,227 shares outstanding on May 14, 2000

                            ELDORADO BANCSHARES, INC.
                     U.S. SECURITIES AND EXCHANGE COMMISSION

                                    FORM 10-Q

                                      INDEX

                                                                                       Page

Part I - Financial Information
   Item 1.  Financial Statements

           Condensed Consolidated Statements of Condition -
           March 31, 2000 and December 31, 1999                                         3


           Condensed Consolidated Statements of Operations -
           For the three months ended March 31, 2000 and 1999                           5

           Condensed Consolidated Statements of Cash Flows - For the three
           months ended March 31, 2000 and 1999                                         6

           Notes to the Condensed Consolidated Financial Statements                     8

   Item 2. Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                                    11

   Item 3. Quantitative and Qualitative Disclosures about Market Risk                   25


Part II - Other Financial Information

   Item 5.  Other Information                                                           28

   Item 6.  Exhibits and Reports on Form 8-K                                            28

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            ELDORADO BANCSHARES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CONDITION

                                                                    March 31,
                                                                      2000                December 31,
                                                                   (Unaudited)                1999
                                                                   -----------            -----------
                                                                             (in thousands)

ASSETS

Cash and due from banks                                            $   116,314            $   122,839
Federal funds sold                                                       5,870                    ---
Securities                                                             367,323                325,066
Loans and leases, net                                                  672,120                662,764
Premises and equipment, net                                             10,504                 10,423
Foreclosed real estate                                                     828                    563
Intangibles arising from acquisitions                                   57,857                 58,830
Net assets of discontinued operations                                   91,169                140,719
Accrued interest receivable and other assets                            46,176                 45,036
                                                                   -----------            -----------
Total assets                                                       $ 1,368,161            $ 1,366,240
                                                                   ===========            ===========


LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Noninterest-bearing deposits                                       $   305,824            $   261,121
Interest-bearing deposits                                              786,590                797,335
                                                                   -----------            -----------
Total deposits                                                       1,092,414              1,058,456
Borrowings                                                             117,281                149,640
Subordinated debentures                                                 27,657                 27,657
Accrued expenses and other liabilities                                  12,167                 12,869
                                                                   -----------            -----------
Total liabilities                                                    1,249,519              1,248,622
                                                                   -----------            -----------

Shareholders' equity:
Common stock and additional paid in capital
   $.01 par value, 35,000,000 shares authorized,
   14,391,227 issued and outstanding as of March 31, 2000 and
   December 31, 1999                                                   109,443                109,443
Retained earnings                                                       17,966                 16,525
Unearned compensation                                                   (1,040)                (1,360)
Accumulated other comprehensive loss                                    (7,727)                (6,990)
                                                                   -----------            -----------
Total shareholders' equity                                             118,642                117,618
                                                                   -----------            -----------
Total liabilities and shareholders' equity                         $ 1,368,161            $ 1,366,240
                                                                   ===========            ===========

            See notes to condensed consolidated financial statements

                            ELDORADO BANCSHARES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                                     Three Months Ended March 31,
                                                                   ----------------------------------
                                                                      2000               1999
                                                                   ------------    ------------------
                                                                (in thousands, except per share amounts)

Interest and fee income on loans and leases                           $ 16,505              $ 15,497
Interest and dividend income on securities                               5,518                 3,379
Interest income on Federal funds sold                                    1,345                   274
Interest on funds allocated to discontinued operations                     715                 2,415
                                                                   ------------          ------------
  Total interest income                                                 24,083                21,565
                                                                   ------------          ------------

Interest on deposits                                                     7,551                 7,535
Interest on borrowings                                                   2,226                   365
Interest on subordinated debentures                                        821                   813
                                                                   ------------          ------------
  Total interest expense                                                10,598                 8,713
                                                                   ------------          ------------

Net interest income                                                     13,485                12,852
Provision for credit losses                                              1,209                   780
                                                                   ------------          ------------
Net interest income after provision for credit losses                   12,276                12,072
                                                                   ------------          ------------

Service charges on deposit accounts                                      1,704                 1,625
Other income                                                             1,988                 2,034
                                                                   ------------          ------------
  Total non-interest income                                              3,692                 3,659
                                                                   ------------          ------------

Salaries and employee benefits                                           5,790                 5,604
Premises and equipment                                                   1,536                 1,634
Amortization of intangibles                                                974                 1,024
Other expenses                                                           4,669                 4,281
                                                                   ------------          ------------
  Total non-interest expense                                            12,969                12,543
                                                                   ------------          ------------

Income from continuing operations before taxes                           2,999                 3,188
Income tax provision                                                     1,557                 1,731
                                                                   ------------          ------------
Income from continuing operations                                        1,442                 1,457
Loss from discontinued operations                                            -                  (65)
                                                                   ------------          ------------
Net income                                                             $ 1,442               $ 1,392
                                                                   ============          ============

Net income available to common shareholders                            $ 1,442               $ 1,076
                                                                   ============          ============
Earnings per basic common share:
  Income from continuing operations                                      $0.10                 $0.09
  Loss from discontinued operations                                          -                     -
                                                                   ------------          ------------
  Net income                                                             $0.10                 $0.09
                                                                   ------------          ------------

Earnings per diluted common share:
  Income from continuing operations                                      $0.10                 $0.09
  Loss from discontinued operations                                          -                     -
                                                                   ------------          ------------
  Net income                                                             $0.10                 $0.09
                                                                   ------------          ------------

            See notes to condensed consolidated financial statements

                            ELDORADO BANCSHARES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                     Three Months Ended March 31,
                                                                       2000              1999
                                                                     ------------   ---------------
                                                                             (in thousands)

OPERATING ACTIVITIES:
Net income                                                                $1,442            $1,392
Adjustments to reconcile net income to net cash
   provided by operating activities:
       Provision for credit losses                                         1,209               780
       Depreciation and amortization                                       1,516             1,915
       Gain on sale of securities                                              -              (264)
       Mortgage loans originated for sale                                      -          (374,440)
       Proceeds from sales of mortgage loans and servicing                     -           458,219
       Gain on sale of mortgage loans and servicing                            -            (3,120)
       Net increase (decrease) in other assets and liabilities            46,482             3,600
                                                                     ------------       -----------
Net cash provided by operating activities                                 50,649            88,082
                                                                     ------------       -----------

INVESTING ACTIVITIES:
Loans originated net of principal repayments                             (10,565)          (10,884)
Decrease (increase) in securities                                        (42,257)           27,669
Increase in Federal funds sold                                            (5,870)           (4,850)
Purchases of premises and equipment                                          (81)             (302)
                                                                     ------------       -----------
Net cash provided by (used in) investing activities                      (58,773)           11,633
                                                                     ------------       -----------

FINANCING ACTIVITIES:
Increase (decrease) in deposits                                           33,958          (123,652)
Decrease in borrowings                                                   (32,359)             (424)
Payment of preferred dividends                                                 -              (316)
                                                                     ------------       -----------
Net cash provided by (used in) financing activities                        1,599          (124,392)
                                                                     ------------       -----------

Decrease in cash for the period                                           (6,525)          (24,677)

Cash due from banks:
       Beginning of period                                               122,839           124,403
                                                                     ------------       -----------
       End of period                                                   $ 116,314          $ 99,726
                                                                     ============       ===========

Supplemental disclosures of cash flow information:
Cash paid during the period for:
       Interest expense                                                  $10,598          $  8,713
       Income taxes                                                            -          $    165

            See notes to condensed consolidated financial statements

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BASIS OF PRESENTATION

         The accompanying financial information for Eldorado Bancshares, Inc. (the "Company") has been prepared in accordance with the Securities and Exchange Commission rules and regulations for quarterly reporting and therefore does not necessarily include all information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. The interim financial data is unaudited; however, in the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Results for the three-month period ended March 31, 2000 are not necessarily indicative of results which may be expected for any other interim period or for the year as a whole. The information contained in this report should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 1999 and in particular the footnotes to the audited consolidated financial statements included therewith.

         In October 1999, the Company adopted a plan to discontinue the operations of the mortgage banking division. Accordingly, the operating results and net assets of this division have been segregated retroactively from continuing operations and reported separately in the condensed consolidated financial statements.

RISKS AND UNCERTAINTIES

         In the normal course of its business, the Company encounters two significant types of risk: economic and regulatory. Economic risk is comprised of three components - interest rate risk, credit risk and market risk. The Company is subject to interest rate risk to the degree that its interest-bearing liabilities mature and reprice at different speeds, or on a different basis, than its interest-earning assets. Credit risk is the risk of default on the Company's loan portfolio that results from the borrower's inability or unwillingness to make contractually required payments. Market risk results from changes in the value of assets and liabilities which may impact, favorably or unfavorably, the realizability of those assets and liabilities.

         The Company is subject to the regulations of various governmental agencies. These regulations can and do change significantly from period to period. The Company is also subject to periodic examinations by the regulatory agencies, which may subject it to changes in asset valuations, in amounts of required loss allowances and in operating restrictions resulting from judgments by the regulators based on information available to them at the time of their examination.

EARNINGS PER COMMON SHARE

         The number of common shares outstanding at March 31, 2000 was 14,391,227. Earnings per basic common share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Earnings per diluted common share gives effect to all potential issuances of common stock that would have caused earnings per basic share to be lower, as if the issuances had already occurred.

         The weighted average number of common shares used to compute earnings per basic share were 14,391,227 and 12,015,428 for the quarter ended March 31, 2000 and 1999, respectively. The average number of common shares used to compute earnings per diluted share was 14,391,227 and 12,333,657 for the quarter ended March 31, 2000 and 1999, respectively.

COMPREHENSIVE INCOME

         The Company's total comprehensive income was as follows:

                                                     Three Months Ended
                                                          March 31,
                                               ----------------------------------
                                                  2000                  1999
                                               ------------          ------------
                                                         (in thousands)

          Net income                                $1,442                $1,392
          Unrealized holding loss, net of            (737)                 (623)
          tax, on securities available for
          sale
                                               ------------          ------------
          Total comprehensive income                 $ 705                   769
                                               ============          ============


OPERATING SEGMENTS

         Upon the discontinuance of the mortgage banking division, the Company's business consists of one segment - commercial banking. The Company does not have revenues derived from foreign operations and is not reliant on revenues from a single major customer.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

         This information should be read in conjunction with the condensed consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 1999 contained in the 1999 Annual Report on Form 10-K.

         Except for the historical information contained herein, the following discussion contains forward looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not specifically limited to, changes in regulatory climate, shifts in interest rate environment, change in economic conditions of various markets the Company serves, as well as the other risks detailed in this section, and in the sections entitled Results of Operations, Financial Condition, Capital, Liquidity and Market Risk, and those discussed in the 1999 Annual Report on Form 10-K, including without limitation those sections entitled Risk Factors, Supervision and Regulation, Capital Resources and Liquidity.

         Contained within this document are various measures of financial performance that have been calculated excluding the amortization of intangibles arising from acquisitions. These measures are identified as "excluding intangible amortization" and have been provided to assist the reader in evaluating the performance of the Company. This presentation is not defined by generally accepted accounting principles; however, management believes it to be beneficial to gaining an understanding of the Company's financial performance in comparison to its peer group.

         Prior to September 1995, the predecessor to the Company, SDN Bancorp, Inc. ("SDN"), owned a single bank, San Dieguito National Bank ("San Dieguito"), with approximately $56 million in assets. At that time, San Dieguito was categorized as "critically undercapitalized" by federal regulators. In September 1995, SDN and San Dieguito were recapitalized by Dartmouth Capital Group, L.P. ("DCG"), a bank holding company organized by Robert Keller, the Company's current President and Chief Executive Officer. Following the recapitalization, Mr. Keller assumed control of SDN and San Dieguito, installed new management and began implementing policies and improve the their asset quality and operating performance.

         Since September 1995, the Company has acquired four banks in California with combined assets of approximately $1.0 billion. The following table summarizes certain data regarding those acquisitions, including the asset size of the acquired bank as of the end of the quarter immediately preceding the acquisition.

                                                                        PRINCIPAL COUNTY              ASSETS
ACQUIRED BANK                             ACQUISITION DATE              OF ACQUIRED BANK             ACQUIRED
--------------------------------   -------------------------------   ------------------------    -----------------
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

         Through its two operating subsidiaries, Eldorado Bank and Antelope Valley Bank (collectively referred to as the "Banks"), the Company offers a broad range of commercial banking products and services to small and medium-sized businesses and personal banking products and services to individual customers from 24 full service offices located primarily in Southern California and the Sacramento area of Northern California.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999

OVERVIEW

         Net income from continuing operations was $1.4 million for the first quarter ended March 31, 2000, or $0.10 per diluted share. For the year ago period, net income from continuing operations was $1.5 million, or $0.09 per diluted share. The related return on average assets for the first quarter of 2000 and the first quarter of 1999 was .42 percent and .46 percent, respectively. The return on average common equity for the first quarter of 2000 was 4.96 percent. For the same period a year ago, the return on average common equity was 5.35 percent.

         In the fourth quarter of 1999, the Company discontinued the operations of the mortgage banking division. Accordingly, the operating results and net assets of this division have been segregated retroactively from continuing operations and are reported separately. The net loss from discontinued operations for the first quarter of 1999 was $65,000 and had a nil effect on earnings per share. There has been no change in the estimate that was recorded in the fourth quarter of 1999 for disposal costs and losses.

                                                        Three Months ended March 31,
                                                        ----------------------------
                                                              2000      1999
                                                              ----      ----

Income from continuing operations, before income taxes and
         amortization of intangibles                         $3,973   $ 4,212
Income taxes                                                  1,557     1,731
                                                             ------   -------
Net operating income                                          2,416     2,481

Amortization of intangibles                                     974     1,024
                                                             ------   -------
Net income from continuing operations                         1,442     1,457

Net loss from discontinued operations                          --         (65)
                                                             ------   -------
Net income                                                   $1,442   $ 1,392
                                                             ======   =======

Earnings per common share from net operating income
        Basic                                                $ 0.17   $  0.18
        Diluted                                              $ 0.17   $  0.17


         Net operating income, which excludes the effect of discontinued operations and the amortization of intangibles, was $2.4 million for the first quarter of 2000, or $0.17 per diluted share. For the year ago period, net operating income was $2.5 million, or $0.17 per diluted share. Revenues from net interest income and service charges and fees increased $930,000, or 6 percent from the first quarter of 1999; however, the combination of higher operating expenses and credit loss provision, together with the absence of gains from securities transactions, off set the increase in revenues.

NET INTEREST INCOME AND NET INTEREST MARGIN

         For the first quarter of 2000, net interest income was $13.5 million, up 5 percent from the same period last year. Net interest income was $12.9 million for the first quarter of 1999. The increase in net interest income is attributable to an increase in avearage yield on loans and securities outstanding.

         The net interest margin for the first quarter of 2000 was 4.54 percent, compared with 4.65 percent for the year ago period. The decline in the net interest margin is principally due to a higher proportion of lower-yielding interest-earning assets. The average yield on interest-earning assets increased to 8.14 percent for the first quarter of 2000 from 7.81 percent for the first quarter of 1999. The average cost of interest-bearing liabilities, however also increased to 4.43 percent for the first quarter of 2000. A year ago, the average cost of interest-bearing liabilities was 4.13 percent.

                                                                      Three Months Ended March 31,
                                             --------------------------------------------------------------------------------
                                                              2000                                     1999
                                             ---------------------------------------- ---------------------------------------
                                                            Interest       Average                   Interest      Average
                                              Average      Income or      Yield or     Average      Income or      Yield or
                                              Balance       Expense         Cost       Balance       Expense         Cost
                                             -----------   -----------   ------------ -----------   -----------   -----------
                                                                           (dollars in thousands)

Assets:
Loans and leases                             $  677,255       $16,505          9.80%  $  651,070       $15,497         9.52%
Securities                                      354,270         5,518          6.26%     246,703         3,379         5.55%
Federal funds sold                               51,144           715          5.62%      29,252           274         3.80%
Funds allocated to discontinued operations      106,635         1,345          5.07%     177,494         2,415         5.44%
                                             -----------   -----------         -----   -----------   -----------       -----
       Total interest-earning assets          1,189,304        24,083          8.14%   1,104,519        21,565         7.81%

Cash due from banks                              67,086                                   60,364
Other assets                                    107,669                                  111,036
                                             -----------                              -----------
       Total assets                           1,364,059                                1,275,919
                                             ===========                              ===========

Liabilities and shareholders' equity:
Interest-bearing deposits                       791,726         7,551       3.84%        793,516         7,535         3.85%
Borrowings                                      142,125         2,226       6.27%         33,926           365         4.36%
Subordinated debt                                27,657           821      11.87%         27,657           813        11.92%
                                             -----------   -----------     ------     -----------   -----------       ------
       Total interest-bearing liabilities       956,508        10,598       4.43%        855,099         8,713         4.13%
Noninterest-bearing deposits                    270,236                                  279,711
Other liabilities                                16,026                                   20,561
                                             -----------                              -----------
       Total liabilities                      1,247,770                                1,155,371
Shareholders' equity                            116,289                                  120,548
                                             -----------                              -----------
Total liabilities and shareholders' equity   $1,364,059                               $1,275,919
                                             ===========                              ===========

Net interest income                                           $13,485                                  $12,852

Net yield on interest-earning assets                                           4.54%                                   4.65%

The following table sets forth changes in interest income and interest expense attributable to changes in rates and changes in volume of the various components. Changes due to a combination of rate and volume are presented under the column titled "Mix. "

                                                             Three Months Ended March 31,
                                               ----------------------------------------------------------
                                                                 1999 compared to 1998
                                               ----------------------------------------------------------
                                                   Net
                                                 Change           Rate          Volume           Mix
                                               ------------   -------------   ------------   ------------
                                                                    (in thousands)

    Loans and leases                               $ 1,008           $ 456         $  623          $ (71)
    Securities                                       2,139             441          1,465            233
    Federal funds sold                                 441             133            208            100
    Funds allocated to discontinued operations      (1,070)           (164)          (964)            58
                                               ------------   -------------   ------------   ------------
        Total interest income                        2,518             866          1,332            320
                                               ------------   -------------   ------------   ------------

    Interest-bearing deposits                           16             (20)           (17)            53
    Borrowings                                       1,861             162          1,179            520
    Subordinated debt                                    8              (3)             -             11
                                               ------------   -------------   ------------   ------------
        Total interest expense                       1,885             139          1,162            584
                                               ------------   -------------   ------------   ------------

    Net interest income                            $   633           $ 727         $  170          $(264)
                                               ============   =============   ============   ============

PROVISION FOR CREDIT LOSSES

         The Company maintains an allowance for potential credit losses. A provision for credit losses is charged to operations for an amount sufficient to maintain the allowance for credit losses at a level determined adequate for each Bank. The provision for credit losses for the first quarter ended March 31, 2000 was $1.2 million, compared with $780,000 for the year ago period. As a multiple of net charge-offs for the corresponding periods, the provision for credit losses represented .94 times net charge-offs for the first quarter of 2000 compared with 1.03 times net charge-offs for the first quarter of 1999.

NON-INTEREST INCOME

         The following table presents for the periods indicated the major categories of non-interest income.

                                                  Three Months ended March 31,
                                                  ----------------------------
                                                   2000                  1999
                                                   ----                  ----
                                                         (in thousands)

    Service charges on deposit accounts           $1,704                $1,625
    SBA servicing                                    519                   596
    Other                                          1,469                 1,174
                                                --------              --------
    Service charges and fees                       3,692                 3,395
    Securities transactions                            -                   264
                                                --------              --------
    Non-interest income                           $3,692                $3,659
                                                ========              ========

         Service charges and fees increased 9 percent to $3.7 million for the first quarter of 2000 from $3.4 million for the first quarter of 1999. Gains from the sales of securities totaled $264,000 for the first quarter last year. There were no securities transactions for the first quarter of 2000.

NON-INTEREST EXPENSE

         The following table presents for the periods indicated the major categories of non-interest expenses.

                                                   Three Months Ended March 31,
                                                   ----------------------------
                                                        2000             1999
                                                        ----             ----
                                                          (in thousands)

               Salaries and benefits                  $ 5,790            $ 5,604
               Premises and equipment                   1,536              1,634
               Other expenses                           4,669              4,206
                                                     --------            -------
               Operating expenses                      11,995             11,444
               Amortization of intangibles                974              1,024
               Foreclosed real estate                       -                 75
                                                     --------            -------
               Non-interest expense                   $12,969            $12,543
                                                     ========           ========

Operating expenses increased to $12.0 million for the first quarter of 2000 from $11.4 million for the first quarter of 1999. The efficiency ratio for the first quarter of 2000 was 69.8 percent, down from 70.4 percent for the same period a year ago.

PROVISION FOR INCOME TAXES

         The provision for income taxes for the first quarter ended March 31, 2000 was $1.6 million and represented an effective tax rate of 51.9 percent. For the same period a year ago, the provision for income taxes was $1.7 million and represented an effective tax rate of 54.9 percent. The effective tax rate is higher than the combined federal and state statutory rate of 42.0 percent principally because the amortization of intangibles is not deductible for income tax purposes.

FINANCIAL CONDITION AS OF MARCH 31, 2000 AND DECEMBER 31, 1999

         At March 31, 2000, the Company had total assets of $1.4 billion. At year-end, total assets also were $1.4 billion. Although loans and securities increased since the end of the year, this increase was offset by a decline in the amount of net assets from discontinued operations.

LOANS AND LEASES

         The following table presents for the periods indicated the major categories of loans.

                                                    March 31,          December 31,
                                                       2000                  1999
                                                   -------------       ----------------
Commercial loans and lines                             $120,042           $123,170
Commerical mortgages                                    230,257            228,662
Residential construction                                 73,950             62,823
Lease financing                                          70,903             80,472
Installment loans                                       159,448            156,356
Residential mortgages                                    16,097             14,971
Home equity loans and lines                              20,764             16,892
Unearned discount and deferred fees                      (9,133)           (10,297)
                                                   -------------       ------------
Total loans                                             682,328            673,049
Allowance for credit losses                             (10,208)           (10,285)
                                                   -------------       ------------
Loans and leases, net                                  $672,120           $662,764
                                                   =============       ============

         For regulatory reporting purposes and the table above, commercial loans that are secured in whole or part by real estate are categorized as commercial mortgage loans. The Company believes such categorization overstates the Company's emphasis on real estate lending because, for example, all SBA loans are secured by real estate and are categorized as commercial mortgage loans. As of March 31, 2000 SBA loans totaled $85.9 million.

         The following table shows the maturities of loans and leases as of March 31, 2000 based on remaining scheduled repayments of principal. Demand or other loans having no stated maturity and no stated schedule of repayments are reported as due in one year or less.


                                                                        March 31,
                                                                          2000
                                                                    ------------------
                                                                     (in thousands)
     Aggregate maturities of loans and leases which are due:

       Three months or less                                                  $310,095
       Over three months through 12 months                                     58,598
       Over one year through three years                                      104,808
       Over three years through five years                                    132,875
       Over five years                                                         85,085
                                                                    ------------------
                                                                             $691,461
                                                                    ==================

NONPERFORMING ASSETS

         The following table shows the total aggregate principal amount of nonaccrual and other nonperforming loans (accruing loans on which interest or principal is past due 90 days or more).

                                                 March 31,      December 31,
                                                   2000             1999
                                                ------------   ------------
                                                     (in thousands)
Nonaccrual, not restructured                        $10,924        $ 7,984
90 days or more past due and accruing                    59             50
Restructured loans                                    3,420          3,513
                                                ------------   ------------
    Total nonperforming loans and leases             14,403         11,547

Foreclosed real estate                                  828            563
                                                ------------   ------------
    Total nonperforming assets                      $15,231        $12,111
                                                ============   ============

Selected ratios:

    Nonperforming loans to loans                      2.11%          1.72%
    Nonperforming assets to assets                    1.11%          0.89%

         Nonperforming loans totaled $14.4 million at March 31, 2000, up from $11.5 million at year-end. The increase is attributable to the small-equipment lease portfolio. Nonperforming loans, except for loans past due 90 days or more and still accruing, are designated as impaired loans.

         Management is not aware of any loan that had not been placed on nonaccrual status as of March 31, 2000 for which there was a serious doubt as to the ability of the borrower to comply with present loan repayment terms.

ALLOWANCE FOR CREDIT LOSSES

         The allowance for credit losses was $10.2 million at March 31, 2000 compared with $10.3 million at December 31, 1999. Net charge-offs for the first quarter of 2000 were $1.3 million and the provision charged to operations was $1.2 million. A year ago, the allowance for credit losses was $9.2 million at March 31, 1999. Net charge-offs for the first quarter of 1999 were $756,000 and the provision charged to operations was $780,000.

         The table below summarizes average loans and leases, loans and leases, nonperforming loans and leases and changes in the allowance for possible credit losses.


                                                     As of and for the Quarter ended
                                               --------------------------------------------
                                               March 31,        December 31,    March 31,
                                                  2000            1999             1999
                                               -----------     -----------      -----------
                                                             (in thousands)
Average loans and leases                         $677,255        $671,486         $651,070
Loans and leases                                  682,328         673,049          651,605
Nonperforming loans and leases                     14,403          11,547           13,235

Allowance for credit losses:

Balance at beginning of period                    $10,285         $ 9,245           $9,160
                                               -----------     -----------      -----------

   Commercial                                         922              16               33
   Leases                                           1,097           1,523              633
   Real estate                                        139             357              330
   Installment                                        590             594              681
                                               -----------     -----------      -----------
   Loans charged off during period                  1,848           2,490            1,677
                                               -----------     -----------      -----------

   Commercial                                         110             329              126
   Leases                                             112             187               90
   Real estate                                         10             112              418
   Installment                                        330             212              287
                                               -----------     -----------      -----------
   Recoveries during period                           562             840              921
                                               -----------     -----------      -----------
   Net loans charged off during period              1,286           1,650              756
                                               -----------     -----------      -----------

   Provision for credit losses                      1,209           2,690              780
                                               -----------     -----------      -----------
   Balance at end of period                       $10,208         $10,285           $9,184
                                               ===========     ===========      ===========


Selected ratios:

    Net charge-offs (annualized) to average          0.76%           0.98%            0.47%
    loans and leases
    Provision for credit losses (annualized)         0.71            1.60             0.49
    to average loans and leases
    Allowance at end of period to loans and          1.55            1.53             1.41
    leases outstanding at end of period
    Allowance as percentage of nonperforming        99.26          111.25            69.39
    loans and leases

         The following table indicates management's allocation of the allowance as of the dates indicated:

                                                           March 31,            December 31,
                                                             2000                  1999
                                                           ---------            -------------
                                                               (dollars in thousands)

      Commercial financial and agricultural           $  7,027    68.8%     $  6,960      67.7%
      Real estate and construction                       1,403    13.7         1,611      15.7
      Consumer                                           1,052    10.3           941       9.1
      Unallocated                                          726     7.2           773       7.5
                                                       -------  -------      -------    ------
      Allowance for possible credit losses             $10,208   100.0%      $10,285     100.0%
                                                       =======   ======      =======    ======

         In allocating the Company's allowance for possible credit losses, management has considered the credit risk in the various loan categories in its portfolio. While the Company has made a reasonable effort to allocate the allowance to specific categories of loans, management believes that any allocation of the allowance for possible credit losses into loan categories lends an appearance of exactness which does not exist, in that the allowance for possible credit losses is utilized as a single unallocated allowance available for losses on all types of loans and leases, and actual losses in loan categories may vary from the amounts allocated to such categories.

SECURITIES

         Securities available for sale totaled $367.3 million at March 31, 2000 compared with $325.1 million at the end of 1999. The securities portfolio primarily consists of bonds, notes and mortgaged-backed securities issued by US Government agencies. The amortized costs and estimated market values of the securities follows:

                                                                           March 31, 2000
                                                    -------------------------------------------------------------
                                                                       Gross           Gross         Estimated
                                                     Amortized       Unrealized      Unrealized       Market
                                                        Cost            Gain            Loss           Value
                                                    -------------   -------------   -------------   ------------
                                                                           (in thousands)
      U.S. Treasury                                     $ 14,498            $  -       $    (44)       $ 14,454
      U.S. Government agencies                           110,725              13         (4,220)        106,518
      State and municipal securities                      49,166             129         (1,919)         47,376
      Mortgage-backed securities                         191,544              26         (6,746)        184,824
      Corporate bonds and equities                        14,573               -           (422)         14,151
                                                    -------------   -------------   -------------   ------------
              Total                                     $380,506            $168       $(13,351)       $367,323
                                                    =============   =============   =============   ============

         The following table shows the maturities of securities at March 31, 2000.

                                                                             March 31, 2000
                                                                           -------------------
  Aggregate maturities of securities available for sale which are due:

  Within one year                                                                    $ 21,987
  After one year but within three years                                                66,278
  After three years but within 15 years                                               108,188
  After 15 years                                                                      170,870
                                                                           -------------------
                                                                                     $367,323
                                                                           ===================


DEPOSITS

         Deposits were $1.092 billion at March 31, 2000, compared with $1.058 billion at December 31, 1999. Noninterest-bearing deposits represented 28 percent of total deposits at the end of the first quarter of 2000. At the end of 1999, noninterest-bearing deposits represented 25 percent of total deposits. Time deposits of $100,000 or more continue to represent a small proportion of total deposits. At March 31, 2000, time deposits of $100,000 or more represented 10 percent of total deposits, compared to 9 percent at the end of 1999.

         The following table presents the average balances and weighted average rate paid on deposits:

                                                            Three Months Ended March 31,
                                             ------------------------------------------------------------
                                                        2000                            1999
                                             ----------------------------   -----------------------------
                                               Average        Average         Average         Average
                                               Balance          Rate          Balance           Rate
                                                               (dollars in thousands)
      Noninterest-bearing                       $270,236             -          $279,711             -
      Interest-bearing                           791,726           3.84%         793,516           3.85%
                                             ------------                   -------------
          Total                               $1,061,962           2.84%      $1,073,227           2.85%
                                             ============                   =============

         The following table shows the maturities of time certificates of deposits of $100,000 or more at:


                                                                    March 31, 2000       December 31, 1999
                                                                   ------------------    -------------------
                                                                                (in thousands)
      Due in three months or less                                           $ 39,837                $36,273
      Due in over three months through twelve months                          58,515                 49,962
      Due in over twelve months                                                4,908                  4,324

                                                                   ------------------    -------------------
          Total                                                             $103,260                $90,559
                                                                   ==================    ===================


BORROWINGS

         Borrowings totaled $117.3 million at March 31, 2000, compared with $149.6 million at December 31, 1999.

CAPITAL

         Current regulatory capital standards generally require banks and holding companies to maintain a ratio of Tier 1 capital (consisting principally of common equity) to adjusted total assets ("Leverage Ratio") of at least 3 percent, a ratio of Tier 1 Capital to risk-weighted assets of at least 4 percent ("Tier 1 Capital Ratio"), and a ratio of total capital (which includes Tier 1 capital plus certain forms of subordinated debt, a portion of the allowance for credit losses and preferred stock) to risk-weighted assets ("Total Capital Ratio") of at least 8 percent. Risk-weighted assets are calculated by multiplying the balance in each category of assets according to a risk factor which ranges from zero for cash assets and certain government obligations to 100 percent for some types of loans and adding the products together.

         The Company and its subsidiary banks were well capitalized at March 31, 2000 for federal regulatory purposes. At March 31, 2000, the Company and subsidiary banks had a Leverage ratio, Tier 1 capital ratio and Total capital ratio as follows:

                                                                       Antelope
                                                Eldorado Bank         Valley Bank              Company
                                                -------------         -----------              --------
Leverage ratio                                       6.40%               9.69%                   7.36%
Tier 1 capital ratio                                10.13%              12.84%                  11.29%
Total capital ratio                                 11.35%              13.98%                  12.49%

         On May 1, 2000, the Company announced that its Board of Directors had authorized the Company to repurchase up to 1,000,000 shares of its common stock. The purchases may be made from time to time in open market and privately negotiated transactions. The purpose of the common stock repurchases is to redeploy a portion of the Company's capital that formerly was used to support the wholesale mortgage lending business.

LIQUIDITY

         The Company relies on deposits as its principal source of funds and, therefore, must be in a position to service depositors' needs as they arise. Management attempts to maintain a loan-to-deposit ratio of not greater than 80 percent and a liquidity ratio (liquid assets, including cash and due from banks, Federal funds sold and securities, to deposits) of approximately 20 percent. The average loan-to-deposit ratio was 63.8 percent for the quarter ended March 31, 2000. The average liquidity ratio was 44.5 percent for the quarter ended March 31, 2000. At year-end 1999, the loan-to-deposit ratio was
63.6 percent and the liquidity ratio was 52.4 percent. While fluctuations in the balances of a few large depositors cause temporary increases and decreases in liquidity from time to time, the Company has not experienced difficulty in dealing with such fluctuations from existing liquidity sources.

         Should the level of liquid assets (primary liquidity) not meet the liquidity needs of the Company, other available sources of liquid assets (secondary liquidity), including the purchase of Federal funds, sale of securities under agreements to repurchase, sale of loans, window borrowing from the Federal Reserve

Bank and, borrowings from the FHLB, could be utilized. The Company has relied primarily upon the purchase of Federal funds and the sale of securities under agreements to repurchase for secondary sources of liquidity. At March 31, 2000, the Company had $100.0 million of unused borrowing capacity under FHLB advances. In order to borrow from the Federal Reserve, the Company would be required to physically deliver to the Federal Reserve collateral consisting of marketable Government securities. At March 31, 2000, the Company has no such collateral at the Federal Reserve.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

         In Management's opinion there has not been a material change in the Company's market risk profile during the quarter ended March 31, 2000. Market risk is the risk of loss in a financial instrument arising from adverse changes in market prices and rates, foreign currency exchange rates, commodity prices and equity prices. The Company's market risk arises primarily from interest rate risk inherent in its lending and deposit taking activities. To that end, management actively monitors and manages its interest rate risk exposure. The Company does not have any market risk sensitive instruments acquired for trading purposes. The Company manages its interest rate sensitivity by matching the repricing opportunities on its earning assets to those on its funding liabilities. Management uses various asset/liability strategies to manage the repricing characteristics of its assets and liabilities to ensure that exposure to interest rate fluctuations is limited within Company guidelines of acceptable levels of risk-taking. Hedging strategies, including the terms and pricing of loans and deposits, and managing the deployment of its securities are used to reduce mismatches in interest rate repricing opportunities of portfolio assets and their funding sources.

         When appropriate, management may utilize off balance sheet instruments such as interest rate floors, caps and swaps to hedge its interest rate position. A Board of Directors approved hedging policy statement governs use of these instruments. As of March 31, 2000, the Company had not utilized any interest rate swap or other such financial derivative to alter its interest rate risk profile.

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

         The following table sets forth the distribution of repricing opportunities of the Company's interest-earning assets and interest-bearing liabilities, the interest rate sensitivity gap (i.e., interest rate sensitive assets less interest rate sensitive liabilities), cumulative interest-earning assets and interest-bearing liabilities, the cumulative interest rate sensitivity gap, the ratio of cumulative interest-earning assets to cumulative interest-bearing liabilities and the cumulative gap as a percentage of total assets and total interest-earning assets as of March 31, 2000. The table also sets forth the time periods during which interest-earning assets and interest-bearing liabilities will mature or may reprice in accordance with their contractual terms. The interest rate relationships between the repriceable assets and repriceable liabilities are not necessarily constant and may be affected by many factors, including the behavior of customers in response to changes in interest rates. This table should, therefore, be used only as a guide as to the possible effect changes in interest rates might have on the net margins of the Company.

                                                                          AS OF MARCH 31, 2000
                                       -------------------------------------------------------------------------------------------
                                                                    Amounts Maturing or Repricing In
                                       -------------------------------------------------------------------------------------------

                                                           Over 3
                                                           Months          Over 1
                                          3 Months          to 12         Year to          Over           Non-
                                          Or Less          Months         5 Years        5 Years      Sensitive(1)      Total
                                       ---------------  --------------  -------------  ------------- -----------------------------
                                                                         (dollars in thousands)
ASSETS

     Cash and due from banks                 $      -        $      -       $      -       $      -       $116,314    $   116,314
     Federal funds sold                         5,870               -              -              -              -          5,870
     Securities                                12,442           9,417         93,475        251,951             38        367,323
     Loans and leases                         300,962          58,598        237,683         85,085              -        682,328
     Other assets (2)                               -               -              -              -        196,326        196,326
                                       ---------------  --------------  -------------  ------------- --------------  -------------
         Total assets                         319,274          68,015        331,158        337,036        312,678      1,368,161
                                       ===============  ==============  =============  ============= ==============  =============


LIABILITIES AND SHAREHOLDERS' EQUITY

     Noninterest-bearing deposits                   -               -              -              -        305,824        305,824
     Interest-bearing deposits                633,758         141,570         11,262              -              -        786,590
     Borrowings                                22,281          65,000         30,000              -              -        117,281
     Subordinated debentures                        -               -              -         27,657              -         27,657
     Other liabilities                              -               -              -              -         12,167         12,167
     Shareholders' equity                           -               -              -              -        118,642        118,642
                                       ---------------  --------------  -------------  ------------- --------------  -------------
         Total liabilities &
              shareholders' equity           $656,039        $206,570       $ 41,262       $ 27,657       $436,633     $1,368,161
                                       ===============  ==============  =============  ============= ==============  =============

     Period gap                             ($336,765)      ($138,555)      $289,896       $309,379      ($123,955)

     Cumulative gap                         ($336,765)      ($475,320)     ($185,424)      $123,955

     Cumulative interest-earning
         assets to cumulative interest-
         bearing liabilities                    0.49            0.45           0.79           1.13

     Cumulative gap as a percent of:
         Total assets                         -24.61%         -34.74%        -13.55%          9.06%
         Interest-earning assets              -31.91%         -45.03%        -17.57%         11.74%


---------------------------------------

(1)  Assets or liabilities which are not interest rate-sensitive.

(2) Allowance for possible credit losses of $10.2 million as of March 31, 2000 is included in other assets.

         At March 31, 2000, the Company had $475.3 million more in interest rate sensitive liabilities than interest rate sensitive assets repricing within one year. If rates were to fall during this period, interest expense would decline by a greater amount than interest income and net income would increase. Conversely, if rates were to rise, the reverse would apply, and the Company's net income would decrease.

         Since interest rate changes do not affect all categories of assets and liabilities equally or simultaneously, a cumulative gap analysis alone cannot be used to evaluate the Company's interest rate sensitivity position. To supplement traditional gap analysis, the Company performs simulation modeling to estimate the potential effects of changing interest rates. The process allows the Company to explore the complex relationships within the gap over time and various interest rate environments. Based upon the Company's interest rate shock simulations, net interest income is expected to decrease approximately 1.5 percent with a 200 basis point instantaneous increase to interest rates and increase approximately 1.3 percent with a 200 basis point instantaneous decrease in rates. Management has a target of minimizing the decline in net interest income to no more than 4.0 percent given a 200 basis point instantaneous decrease in rates.

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

                      PART II - OTHER FINANCIAL INFORMATION

ITEM 5.  OTHER INFORMATION

         On May 1, 2000, the Company announced that its Board of Directors had authorized the Company to repurchase up to 1,000,000 shares of its common stock. The purchases may be made from time to time in open market and privately negotiated transactions.

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

10.11 Form of Severance Agreement between the Company and certain executive officers (incorporated by reference to the Company's Registration Statement on Form S-1 (File no. 333-61589))

10.12 Form of Amended and Restated Series B Warrant held by Madison Dearborn and Olympus (incorporated by reference to the Company's Registration Statement on Form S-1 (File no. 333-61589))

10.13 Amended and Restated Shareholder Agreement by and among Eldorado Bancshares, Inc., Madison Dearborn Capital Partners II, L.P., Olympus Growth Fund II, L.P., Olympus Executive Fund, L.P., Dartmouth Capital Group, L.P., Dartmouth Capital Group, Inc.
             and Robert P. Keller

27           Financial Data Schedule

REPORTS ON FORM 8-K:

         Report on Form 8-K dated April 17, 2000: this filing provided notice of the Company's Annual Meeting of Shareholders to be held on Tuesday, May 16, 2000.

                   ELDORADO BANCSHARES, INC. AND SUBSIDIARIES
                U.S. SECURITIES AND EXCHANGE COMMISSION FORM 10-Q

SIGNATURES

Pursuant to the requirements of the U.S. Securities Exchange Act of 1934, ELBI has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    ELDORADO BANCSHARES, INC.


DATE: May 15, 2000                  By:  /s/ Robert P. Keller
                                         --------------------------------------
                                         Robert P. Keller
                                         President and Chief Executive Officer


DATE: May 15, 2000                  By:  /s/ Romolo C. Santarosa
                                         --------------------------------------
                                         Romolo C. Santarosa
                                         Senior Vice President,
                                         Chief Financial Officer and Treasurer