Form 10-Q
period 2000-06-30
ELDORADO BANCSHARES INC
filed 2000-08-10
CIK 818633

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

    FOR QUARTERLY PERIOD ENDED JUNE 30, 2000                     COMMISSION FILE
NUMBER 2-76555

                            ------------------------

                           ELDORADO BANCSHARES, INC.
             (Exact name of registrant as specified in its charter)

                          DELAWARE                                           33-0720548
              (State or other jurisdiction of                             (I.R.S. Employer
               incorporation or organization)                          or Identification No.)

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

    Common Stock, $.01 par value 14,191,227 shares outstanding on August 10,
2000.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           ELDORADO BANCSHARES, INC.
                    U.S. SECURITIES AND EXCHANGE COMMISSION
                                   FORM 10-Q
                                     INDEX

                                                                                PAGE
                                                                              --------
PART I--FINANCIAL INFORMATION

    Item 1.     Financial Statements

                Condensed Consolidated Statement of Condition--June 30, 2000
                and December 31, 1999.......................................      3

                Condensed Consolidated Statement of Operations--For the
                three months and six months ended June 30, 2000 and 1999....      4

                Condensed Consolidated Statement of Comprehensive
                Income--For the three months and six months ended June 30,
                2000 and 1999...............................................      5

                Condensed Consolidated Statement of Cash Flows--For the six
                months ended June 30, 2000 and 1999.........................      6

                Notes to the Condensed Consolidated Financial Statements....      7

    Item 2.     Management's Discussion and Analysis of Financial Condition
                and Results of Operations...................................      9

    Item 3.     Qualitative and Quantitative Disclosures about Market
                Risk........................................................     22

PART II--OTHER FINANCIAL INFORMATION

    Item 5.     Other Information...........................................     25

    Item 6.     Exhibits and Reports on Form 8-K............................     25

                         PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             ELDORADO BANCSHARES, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CONDITION

                                                               JUNE 30,    DECEMBER 31,
                                                                 2000          1999
                                                              ----------   ------------
                                                                   (IN THOUSANDS)
ASSETS

Cash and due from banks.....................................  $   66,400    $  122,839
Federal funds sold..........................................      25,000            --
Securities..................................................     359,432       325,066
Loans, net..................................................     683,597       662,764
Premises and equipment, net.................................      10,211        10,423
Foreclosed real estate......................................         847           563
Intangibles arising from acquisitions.......................      56,905        58,830
Net assets of discontinued operations.......................      31,360       140,719
Accrued interest receivable and other assets................      40,821        45,036
                                                              ----------    ----------
Total assets................................................  $1,274,573    $1,366,240
                                                              ==========    ==========
LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Noninterest-bearing deposits................................  $  375,125    $  261,121
Interest-bearing deposits...................................     635,153       797,335
                                                              ----------    ----------
Total deposits..............................................   1,010,278     1,058,456
Borrowings..................................................     106,036       149,640
Subordinated debentures.....................................      27,657        27,657
Accrued expenses and other liabilities......................       9,991        12,869
                                                              ----------    ----------
Total liabilities...........................................   1,153,962     1,248,622
                                                              ----------    ----------
Shareholders' equity:
Common stock and additional paid in capital $.01 par value,
  35,000,000 shares authorized 14,391,227 issued as of June
  30, 2000 and December 31, 1999............................     109,443       109,443
Retained earnings...........................................      20,363        16,525
Unearned compensation.......................................        (680)       (1,360)
Accumulated other comprehensive income......................      (7,065)       (6,990)
Common stock in treasury, at cost, 200,000 shares...........      (1,450)           --
                                                              ----------    ----------
Total shareholders' equity..................................     120,611       117,618
                                                              ----------    ----------
Total liabilities and shareholders' equity..................  $1,274,573    $1,366,240
                                                              ==========    ==========

            See condensed consolidated notes to financial statements

                           ELDORADO BANCSHARES, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                                                           THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                JUNE 30,                JUNE 30,
                                                          ---------------------   ---------------------
                                                            2000        1999        2000        1999
                                                          ---------   ---------   ---------   ---------
                                                          (IN THOUSANDS, EXCEPT   (IN THOUSANDS, EXCEPT
                                                           PER SHARE AMOUNTS)      PER SHARE AMOUNTS)
Interest and fee income on loans........................   $17,274     $15,653     $33,779     $31,150
Interest and dividend income on securities..............     6,141       3,605      11,659       6,984
Interest income on Federal funds sold...................       188         528         903         802
Interest on funds allocated to discontinued
  operations............................................       602       1,743       1,947       4,158
                                                           -------     -------     -------     -------
  Total interest income.................................    24,205      21,529      48,288      43,094
                                                           -------     -------     -------     -------
Interest on deposits....................................     6,801       7,037      14,352      14,572
Interest on debentures..................................       830         830       1,651       1,643
Interest on borrowings..................................     1,683          70       3,909         435
                                                           -------     -------     -------     -------
  Total interest expense................................     9,314       7,937      19,912      16,650
                                                           -------     -------     -------     -------
Net interest income.....................................    14,891      13,592      28,376      26,444
Provision for credit losses.............................     2,240       1,102       3,449       1,882
                                                           -------     -------     -------     -------
Net interest income after provision for credit losses...    12,651      12,490      24,927      24,562
                                                           -------     -------     -------     -------
Service charges on deposit accounts.....................     1,761       1,632       3,465       3,257
Other income............................................     2,425       2,212       4,413       4,246
                                                           -------     -------     -------     -------
  Total noninterest income..............................     4,186       3,844       7,878       7,503
                                                           -------     -------     -------     -------
Salaries and employee benefits..........................     5,599       5,450      11,389      11,054
Premises and equipment..................................     1,576       1,592       3,112       4,249
Amortization of intangibles.............................       950       1,024       1,924       2,048
Other expense...........................................     4,756       4,986       9,425       8,244
                                                           -------     -------     -------     -------
  Total noninterest expense.............................    12,881      13,052      25,850      25,595
                                                           -------     -------     -------     -------
Income from continuing operations before income taxes...     3,956       3,282       6,955       6,470
Income tax provision....................................     1,560       1,683       3,117       3,414
                                                           -------     -------     -------     -------
Income from continuing operations.......................     2,396       1,599       3,838       3,056
Loss from discontinued operations.......................        --         (61)         --        (126)
                                                           -------     -------     -------     -------
Net income..............................................   $ 2,396     $ 1,538     $ 3,838     $ 2,930
                                                           =======     =======     =======     =======
Basic earnings per common share:
  Income from continuing operations.....................   $  0.17     $  0.08     $  0.27     $  0.18
  Loss from discontinued operations.....................        --        0.00          --       (0.01)
                                                           -------     -------     -------     -------
  Net income............................................   $  0.17     $  0.08     $  0.27     $  0.17
                                                           =======     =======     =======     =======
Diluted earnings per common share:
  Income from continuing operations.....................   $  0.17     $  0.08     $  0.27     $  0.18
  Loss from discontinued operations.....................        --        0.00          --       (0.01)
                                                           -------     -------     -------     -------
  Net income............................................   $  0.17     $  0.08     $  0.27     $  0.17
                                                           =======     =======     =======     =======

            See condensed consolidated notes to financial statements

                           ELDORADO BANCSHARES, INC.
            CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

                                                                THREE MONTHS        SIX MONTHS ENDED
                                                               ENDED JUNE 30,           JUNE 30,
                                                             -------------------   -------------------
                                                               2000       1999       2000       1999
                                                             --------   --------   --------   --------
                                                               (IN THOUSANDS)        (IN THOUSANDS)
Net income.................................................   $2,396    $ 1,538     $3,838    $ 2,930
Other comprehensive income (loss) net of tax:
  Unrealized holding gains (losses) arising during
    period.................................................      662     (3,895)       (75)    (4,159)
  Less: reclassification adjustment for gains included in
    net income.............................................       --        100         --        364
                                                              ------    -------     ------    -------
  Total other comprehensive income (loss)..................      662     (3,795)       (75)    (3,795)
                                                              ------    -------     ------    -------
Comprehensive income (loss)................................   $3,058    $(2,257)    $3,763    $  (865)
                                                              ======    =======     ======    =======

            See condensed consolidated notes to financial statements

                           ELDORADO BANCSHARES, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                SIX MONTHS ENDED
                                                                 JUNE 30, 2000
                                                              --------------------
                                                                2000       1999
                                                              --------   ---------
                                                                 (IN THOUSANDS)
OPERATING ACTIVITIES:
Net income..................................................  $  3,838   $   2,930
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Provision for credit losses...............................     3,449       1,882
  Depreciation and amortization.............................     2,137       3,015
  Change in unearned compensation...........................       680      (2,789)
  Change in accrued interest and other assets...............     4,215       6,979
  Change in accrued expenses and other liabilities..........    (2,878)     54,533
                                                              --------   ---------
Net cash provided by operating activities...................    11,441      66,550
                                                              --------   ---------
INVESTING ACTIVITIES:
Loans originated, net of principal repayments...............   (24,282)    (11,615)
Purchase of premises and equipment..........................        --        (328)
Change in foreclosed real estate............................      (284)      1,243
Change in net assets of discontinued operations.............   109,359     131,021
Change in securities, net...................................   (34,441)    (88,836)
Change in federal funds sold................................   (25,000)     14,280
                                                              --------   ---------
Net cash provided by investing activities...................    25,352      45,765
                                                              --------   ---------
FINANCING ACTIVITIES:
Change in deposits..........................................   (48,178)    (85,584)
Change in borrowings........................................   (43,604)         18
Retirement of subordinated debentures.......................        --     (27,657)
Payment of dividends........................................        --        (706)
Payment to acquire treasury stock...........................    (1,450)         --
Redemption of preferred stock...............................        --     (11,659)
Issuance of common stock....................................        --      22,701
                                                              --------   ---------
Net cash used in financing activities.......................   (93,232)   (102,887)
                                                              --------   ---------
(Decrease) increase in cash and due from banks..............   (56,439)      9,428
Cash and due from banks, beginning of period................   122,839     124,403
                                                              --------   ---------
Cash and due from banks, end of period......................  $ 66,400   $ 133,831
                                                              ========   =========
Supplemental disclosure of cash flow information:
  Cash paid for interest....................................  $ 19,255   $  16,650
  Cash paid for income taxes................................  $  3,470   $   3,400

            See condensed consolidated notes to financial statements

                           ELDORADO BANCSHARES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS

    Eldorado Bancshares, Inc. (the "Company"), through its two operating subsidiaries, Eldorado Bank and Antelope Valley Bank (collectively referred to herein as the "Banks"), offers a broad range of commercial banking products and services to small and medium-sized businesses and retail customers from 24 full service offices located primarily in Southern California and the Sacramento area of Northern California. The products offered by the Banks include commercial, consumer and real estate loans, a broad range of deposit products and other non-deposit banking services. In addition, the Banks augment their traditional banking products and services with specialized products primarily consisting of Small Business Administration ("SBA") loans, and loans to finance the acquisition of new and used automobiles that are originated through automobile dealers located in Southern California.

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

2. BASIS OF PRESENTATION

    The accompanying condensed consolidated financial information for the Company has been prepared in accordance with the Securities and Exchange Commission rules and regulations for quarterly reporting and therefore does not necessarily include all information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States. All significant intercompany transactions have been eliminated.

    The interim financial data is unaudited; however, in the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Results for the three-month period and the six-month period ended June 30, 2000 are not necessarily indicative of results which may be expected for any other interim period or for the year as a whole. The information contained in this report should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 1999, and in particular the footnotes to the audited financial statements included therewith. Certain amounts for prior periods have been reclassified to conform to current financial statement presentation.

    In October 1999, the Company adopted a plan to discontinue the operations of its wholesale mortgage banking division. Accordingly, the operating results and net assets of this division have been segregated retroactively from continuing operations and reported separately in the condensed consolidated financial statements.

3. RISKS AND UNCERTAINTIES

    In the normal course of its business, the Company encounters two significant types of risk: economic and regulatory. Economic risk is comprised of three components--interest rate risk, credit risk and market risk. The Company is subject to interest rate risk to the degree that its interest-bearing liabilities mature and reprice at different speeds, or on a different basis, than its interest-bearing assets. Credit risk is the risk of default on the Company's loan portfolio that results from the borrower's inability or unwillingness to make contractually required payments. Market risk results from changes in

                           ELDORADO BANCSHARES, INC.

3. RISKS AND UNCERTAINTIES (CONTINUED)
the value of assets and liabilities which may impact, favorably or unfavorably, the realizability of those assets and liabilities.

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

4. EARNINGS PER COMMON SHARE

    The number of common shares outstanding at June 30, 2000 was 14,191,227. Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share gives effect to all potential issuances of common stock that would have caused basic earnings per share to be lower, as if the issuances had already occurred.

    The weighted average number of common shares used to compute basic earnings per share was 14,292,326 and 14,014,000 for the quarter ended June 30, 2000 and 1999, respectively. The average number of common shares used to compute basic earnings per share was 14,431,776 and 13,020,000 for the six months ended
June 30, 2000 and 1999, respectively. The weighted average number of common shares used to compute diluted earnings per share was 14,292,326 and 14,330,000 for the quarter ended June 30, 2000 and 1999, respectively. The weighted average number of common shares used to compute diluted earning per share was 14,341,868 and 13,339,000 for the six months ended June 30, 2000 and 1999, respectively.

5. OPERATING SEGMENTS

    Upon the discontinuance of the wholesale mortgage banking division, the Company's business consists of one segment which includes accepting deposits and providing loans and lines of credit to small and medium-size businesses as well as other retail customers. The Company does not have revenues derived from foreign operations and is not reliant on revenues from a single major customer.

6. RECENT ACCOUNTING PRONOUNCEMENTS

    Statement of Financial Accounting Standards No. 133 (SFAS 133), Accounting For Derivative Instruments and Hedging Activities, was issued in June of 1998. SFAS 133 is effective for all fiscal years beginning after June 15, 2000. The Company does not now hold nor expect to hold a significant number of derivative instruments. As such, management does not believe that the adoption of SFAS 133 will result in any material impact to the Company's financial position or results of operations.

    The Securities and Exchange Commission Staff Accounting Bulletin No. 101 (SAB 101) will become effective during the fourth quarter of 2000. The Company believes its revenue recognition policies comply with the content of Topic 13:
Revenue Recognition.

7. SUBSEQUENT EVENT

    On July 12, 2000, the Company allowed participants (other than the Company's directors, chief executive officer, and non-employee directors of the Banks) in its stock-based compensation plan to cancel their existing options for $0.01 per share. Substantially all eligible participants chose to cancel their options at a total cost to the Company of $1,621.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

    This information should be read in conjunction with the condensed consolidated financial statements and the notes thereto of the Company included in Item 1 of this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended
December 31, 1999 contained in the Company's 1999 Annual Report on Form 10-K.

    Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not specifically limited to, changes in regulatory climate, shifts in interest rate environment, changes in economic conditions of various markets the Company serves, as well as the other risks detailed in this section, and in the sections entitled Results of Operations, Financial Condition, Capital, Liquidity and Market Risk, and those discussed in the Annual Report on Form 10-K for the year ended December 31, 1999, including without limitation those sections entitled Risk Factors, Supervision and Regulation, Capital Resources and Liquidity.

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

    Prior to September 1995, the predecessor to the Company, SDN Bancorp, Inc. ("SDN"), owned a single bank, San Dieguito National Bank ("San Dieguito"), with approximately $56 million in assets. At that time, San Dieguito was categorized as "critically undercapitalized" by federal regulators. In September 1995, SDN and San Dieguito were recapitalized by Dartmouth Capital Group, L.P. ("DCG"), a bank holding company organized by Robert Keller, the Company's current President and Chief Executive Officer. Following the recapitalization, Mr. Keller assumed control of SDN and San Dieguito, installed new management and began implementing policies to improve asset quality and operating performance.

    Since September 1995, the Company has acquired four banks in California with combined assets of approximately $1.0 billion. The following table summarizes certain data regarding those acquisitions, including the asset size of the acquired bank as of the end of the quarter immediately preceding the acquisition.

                                                       PRINCIPAL COUNTY OF
ACQUIRED BANK                 ACQUISITION DATE            ACQUIRED BANK             ASSETS ACQUIRED
------------------------  ------------------------   ------------------------   ------------------------
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

    With the exception of the acquisition of Antelope Valley Bank (which was accounted for under the "Pooling of Interests" method of accounting for business combinations) the Company recognized the excess of the purchase price over the estimated fair value of the assets received and liabilities assumed as goodwill. The goodwill is being amortized on the straight-line basis method over 20 years. The unamortized carrying amount of the goodwill recorded for the acquisitions is periodically reviewed by management in order to determine if facts and circumstances suggest that it is not recoverable and therefore should be reduced. No such reduction in goodwill occurred during the six-month period ended June 30, 2000.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999

OVERVIEW

    Net income from continuing operations was $2.4 million for the second quarter ended June 30, 2000, or $0.17 per diluted share. For the same period in the prior year, net income from continuing operations was $1.6 million, or $0.08 per diluted share. The related return on average assets for the second quarter of 2000 and the second quarter of 1999 was 0.75 percent and 0.49 percent, respectively. The return on average common equity for the second quarter of 2000 was 8.01 percent. For the same period of the prior year, the return on average common equity was 4.79 percent.

    In the fourth quarter of 1999, the Company discontinued the operations of its wholesale mortgage banking division. Accordingly, the operating results and net assets of this division have been segregated retroactively from continuing operations and reported separately. The net loss from discontinued operations for the second quarter of 1999 was $61,000, or less than $0.01 per diluted share. There has been no change in the estimate that was recorded during the fourth quarter of 1999 for disposal costs and losses of discontinued operations.

                                                                THREE MONTHS ENDED
                                                                     JUNE 30,
                                                              -----------------------
                                                                2000           1999
                                                              --------       --------
                                                                  (IN THOUSANDS,
                                                              EXCEPT PER SHARE DATA)
Income from continuing operations before income taxes and
  amortization of intangibles...............................   $4,906         $4,306
Income taxes................................................    1,560          1,683
                                                               ------         ------
Net operating income........................................    3,346          2,623
Amortization of intangibles.................................      950          1,024
                                                               ------         ------
Net income from continuing operations.......................    2,396          1,599
Net loss from discontinued operations.......................       --            (61)
                                                               ------         ------
Net income..................................................   $2,396         $1,538
                                                               ======         ======
Earnings per share from net operating income
  Basic.....................................................   $ 0.23         $ 0.19
  Diluted...................................................   $ 0.23         $ 0.18

    Net operating income, excluding amortization of intangibles and the effect of discontinued operations, was $3.3 million for the second quarter of 2000, or $0.23 per diluted share. For the same period of the prior year, net operating income was $2.6 million, or $0.18 per diluted share. Net operating income increased 28 percent from the year ago period on higher levels of net interest income.

NET INTEREST INCOME AND NET INTEREST MARGIN

    For the second quarter of 2000, net interest income was $14.9 million, up 10 percent from the same period last year. Net interest income was $13.6 million for the second quarter of 1999.

    The net interest margin for the second quarter of 2000 was 5.35 percent, compared with 5.04 percent for the same period of the prior year. The increase in the net interest margin is principally due to an increase in the rates earned on interest-earning assets. The average yield on interest-earning assets increased to 8.70 percent for the second quarter of 2000 from 7.98 percent for the second quarter of 1999. The average cost of interest-bearing liabilities increased to 4.54 percent for the second quarter of 2000 from 3.85 percent for the second quarter of 1999.

    The following table presents, for the periods indicated, the distribution of average assets, liabilities, and shareholders' equity, as well as the total dollar amounts of interest income from average interest-earning assets and the resultant yields, and the dollar amounts of interest expense from average interest-bearing liabilities and the resultant rates paid. Nonaccrual loans are included in the calculation of the average loans while nonaccrued interest thereon is excluded from the computation of rates earned.

                                                               THREE MONTHS ENDED JUNE 30,
                                          ---------------------------------------------------------------------
                                                        2000                                1999
                                          ---------------------------------   ---------------------------------
                                                       INTEREST    AVERAGE                 INTEREST    AVERAGE
                                           AVERAGE     INCOME OR   YIELD OR    AVERAGE     INCOME OR   YIELD OR
                                           BALANCE      EXPENSE      COST      BALANCE      EXPENSE      COST
                                          ----------   ---------   --------   ----------   ---------   --------
                                                                     (IN THOUSANDS)
ASSETS:
Loans...................................  $  681,953    $17,274     10.13%    $  696,661    $15,653      8.99%
Securities..............................     366,138      6,141      6.71%       253,774      3,605      5.68%
Federal funds sold......................      15,891        188      4.73%        43,873        528      4.81%
Funds allocated to discontinued
  operations............................      48,820        602      4.93%        84,857      1,743      8.22%
                                          ----------    -------     -----     ----------    -------     -----
  Total interest-earning assets.........   1,112,802     24,205      8.70%     1,079,165     21,529      7.98%
                                          ----------    -------     -----     ----------    -------     -----
Cash and due from banks.................      91,722                              68,146
Other assets............................      63,314                             106,255
                                          ----------                          ----------
    Total assets........................   1,267,838                           1,253,566
                                          ==========                          ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing deposits...............     676,755      6,801      4.02%       791,298      7,037      3.56%
Borrowings..............................     116,097      1,683      5.80%         6,444         70      4.35%
Subordinated debt.......................      27,657        830     12.00%        27,657        830     12.00%
                                          ----------    -------     -----     ----------    -------     -----
  Total interest-bearing liabilities....     820,509      9,314      4.54%       825,399      7,937      3.85%
                                          ----------    -------     -----     ----------    -------     -----
Noninterest-bearing deposits............     309,694                             282,542
Other liabilities.......................      11,163                              16,875
                                          ----------                          ----------
  Total liabilities.....................   1,141,366                           1,124,816
                                          ==========                          ==========
Shareholders' equity....................     126,472                             128,750
                                          ----------                          ----------
  Total liabilities and shareholders'
    equity..............................  $1,267,838                          $1,253,566
                                          ==========                          ==========
Net interest income.....................                $14,891                             $13,592
Net interest margin.....................                             5.35%                               5.04%

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

                                                                    THREE MONTHS ENDED JUNE 30,
                                                                       2000 COMPARED TO 1999
                                                             -----------------------------------------
                                                               NET
                                                              CHANGE      RATE      VOLUME      MIX
                                                             --------   --------   --------   --------
                                                                          (IN THOUSANDS)
Loans......................................................   $1,621     $4,075    $(2,481)   $    27
Securities.................................................    2,536        641      1,854         41
Federal fund sold..........................................     (340)        (9)      (326)        (5)
Funds allocated to discontinued operations.................   (1,141)     1,029       (437)    (1,733)
                                                              ------     ------    -------    -------
  Total interest income....................................    2,676      5,736     (1,390)    (1,670)
                                                              ------     ------    -------    -------
Interest-bearing deposits..................................     (236)       357     (1,132)       539
Borrowings.................................................    1,613         21      1,564         28
Subordinated debt..........................................       --         --         --         --
                                                              ------     ------    -------    -------
  Total interest expense...................................    1,377        378        432        567
                                                              ------     ------    -------    -------
  Net interest income......................................   $1,299     $5,358    $(1,822)   $(2,237)
                                                              ------     ------    -------    -------

PROVISION FOR CREDIT LOSSES

    The Company maintains an allowance for credit losses. A provision for credit losses is charged to operations for an amount sufficient to maintain the allowance for credit losses at a level determined adequate for each Bank. The provision for credit losses for the second quarter ended June 30, 2000 was $2.2 million, compared with $1.1 million for the same period a year ago. The increase in the provision primarily reflects the higher loss experienced on equipment leases.

NONINTEREST INCOME

    The following table presents the major categories of noninterest income for the periods indicated:

                                                                 THREE MONTHS
                                                                ENDED JUNE 30,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
                                                                (IN THOUSANDS)
Service charges on deposit accounts.........................   $1,761     $1,632
SBA servicing...............................................      624        538
Other service charges and fees..............................    1,801      1,674
                                                               ------     ------
Noninterest income..........................................   $4,186     $3,844
                                                               ------     ------

    Service charges and fees received increased 8 percent to $4.2 million for the second quarter of 2000 from $3.8 million for the second quarter of 1999. The increase in noninterest income is primarily attributed to an increase in service charges and fees related to customer transactions.

NONINTEREST EXPENSE

    The following table presents the major categories of noninterest expense for the periods indicated:

                                                            THREE MONTHS ENDED
                                                                 JUNE 30,
                                                            -------------------
                                                              2000       1999
                                                            --------   --------
                                                              (IN THOUSANDS)
Salaries and benefits.....................................  $ 5,599    $ 5,450
Premises and equipment....................................    1,576      1,592
Other expenses............................................    4,756      4,986
                                                            -------    -------
Total operating expenses..................................   11,931     12,028
Amortization of intangibles...............................      950      1,024
                                                            -------    -------
Noninterest expense.......................................  $12,881    $13,052
                                                            -------    -------

    Operating expenses decreased to $11.9 million for the second quarter of 2000 from $12.0 million for the second quarter of 1999. The efficiency ratio, which is the relationship of operating expenses to revenues, was 62.54 percent for the second quarter of 2000, down from 68.98 percent for the same period a year ago.

PROVISION FOR INCOME TAXES

    The provision for income taxes for the second quarter ended June 30, 2000 was $1.6 million and represented an effective tax rate of 39.4 percent. For the same period a year ago, the provision for income taxes was $1.7 million and represented an effective tax rate of 51.3 percent. The lower effective tax rate for the second quarter of 2000 compared to the second quarter of 1999 reflects an increase in non-taxable income and a decrease in non-deductible expenses.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999

OVERVIEW

    Net income from continuing operations was $3.8 million for the six months ended June 30, 2000, compared to $3.1 million for the same period of the prior year. The increase over prior year was primarily the result of an increase in net interest income. The related return on average assets for the first six months ended June 30, 2000, was 0.60 percent, compared to a return of
0.44 percent for the six months ended June 30, 1999. The return on average common equity was 6.42 percent for the six months ended June 30, 2000, compared to a return of 4.60 percent for the six months ended June 30, 1999.

    The net loss from discontinued operations for the six months ended June 30, 1999 was $126,000, or $0.01 per diluted share.

                                                              SIX MONTHS ENDED
                                                                  JUNE 30,
                                                           -----------------------
                                                             2000           1999
                                                           --------       --------
                                                                (IN THOUSANDS
                                                           EXCEPT PER SHARE DATA)
Income from continuing operations before income taxes and
  amortization of intangible.............................   $8,879         $8,518
Income taxes.............................................    3,117          3,414
                                                            ------         ------
Net operating income.....................................    5,762          5,104
Amortization of intangibles..............................    1,924          2,048
                                                            ------         ------
Net income from continuing operations....................    3,838          3,056
Net loss from discontinued operations....................       --           (126)
                                                            ------         ------
Net income...............................................   $3,838         $2,930
                                                            ======         ======
Earnings per share from net operating income
  Basic..................................................   $ 0.27         $ 0.17
  Diluted................................................   $ 0.27         $ 0.17

    Net operating income, excluding amortization of intangibles and the effect of discontinued operations, was $5.8 million for the six months ended June 30, 2000, or $0.27 per diluted share. For the same period of the prior year, net operating income was $5.1 million, or $0.17 per diluted share. Net operating income increased 13 percent from the year ago period on higher levels of net interest income.

NET INTEREST INCOME AND NET INTEREST MARGIN

    Net interest income totaled $28.4 million for the six months ended June 30, 2000. This represented an increase of $1.9 million, or 7 percent, from net interest income for the six months ended June 30, 1999. The increase primarily reflects an increase in rates earned on interest-earning assets.

    The net interest margin increased to 4.94 percent for the six months ended June 30, 2000, compared to a net interest margin of 4.85 percent for the six months ended June 30, 1999.

    The following table presents, for the periods indicated, the distribution of average assets, liabilities, and shareholders' equity, as well as the total dollar amounts of interest income from average interest-earning assets and the resultant yields, and the dollar amounts of interest expense from average interest-bearing liabilities and the resultant rates paid. Nonaccrual loans are included in the calculation of the average loans while nonaccrued interest thereon is excluded from the computation of rates earned.

                                                         SIX MONTHS ENDED JUNE 30,
                                  -----------------------------------------------------------------------
                                                 2000                                 1999
                                  ----------------------------------   ----------------------------------
                                               INTEREST     AVERAGE                  INTEREST    AVERAGE
                                   AVERAGE     INCOME OR   YIELD OR      AVERAGE     INCOME OR   YIELD OR
                                   BALANCE      EXPENSE      COST        BALANCE      EXPENSE      COST
                                  ----------   ---------   ---------   -----------   ---------   --------
                                                           (DOLLARS IN THOUSANDS)
ASSETS:
Loans...........................  $  674,898    $33,779      10.01%    $  725,226     $31,150       8.59%
Securities......................     363,123     11,659       6.42%       246,841       6,984       5.66%
Federal funds sold..............      33,837        903       5.34%        33,774         802       4.75%
Funds allocated to discontinued
  operations....................      77,727      1,947       5.01%        84,857       4,158       9.80%
                                  ----------    -------     ------     ----------     -------     ------
  Total interest-earnings
    assets......................   1,149,585     48,288       8.40%    $1,090,698      43,094       7.90%
                                  ----------    -------     ------     ----------     -------     ------

Cash and due from banks.........      93,660                               69,585
Other assets....................      64,765                              109,448
                                  ----------                           ----------
  Total assets..................   1,308,010                            1,269,731
                                  ==========                           ==========

LIABILITIES AND SHAREHOLDERS'
  EQUITY
Interest-bearing deposits.......     714,685     14,352       4.02%       796,600      14,572       3.66%
Borrowings......................     129,111      3,909       6.06%        18,264         435       4.76%
Subordinated debt...............      27,657      1,651      11.94%        27,657       1,643      11.88%
                                  ----------    -------     ------     ----------     -------     ------
  Total interest-bearing
    liabilities.................     871,453     19,912       4.57%       842,521      16,650       3.95%
                                  ----------    -------     ------     ----------     -------     ------

Noninterest-bearing deposits....     297,863                              281,268
Other liabilities...............      13,551                               21,439
                                  ----------                           ----------
  Total liabilities.............   1,182,867                            1,145,228
                                  ----------                           ----------

Shareholders' equity............     125,143                              124,503
                                  ----------                           ----------
  Total liabilities and
    shareholders' equity........  $1,308,010                           $1,269,731
                                  ==========                           ==========

Net interest income.............                 28,376                               $26,444
Net interest margin.............                              4.94%                                 4.85%

    The following table sets forth changes in interest income and interest expense attributable to changes in rates and changes in the volume of various components. Changes due to a combination of rate and volume are presented under the column titled "Mix." Nonaccrual loans are included in total loans outstanding while nonaccrued interest thereon is excluded from the computation of rates earned.

                                                                SIX MONTHS ENDED JUNE 30, 2000
                                                                       COMPARED TO 1999
                                                           -----------------------------------------
                                                             NET
                                                            CHANGE      RATE      VOLUME      MIX
                                                           --------   --------   --------   --------
                                                                        (IN THOUSANDS)
Loans and leases.........................................  $ 2,629    $ 9,241    $(6,655)   $    43
Securities...............................................    4,675        926      3,672         77
Fed funds sold...........................................      101         98          2          1
Funds allocated to discontinued operations...............   (2,211)    (1,999)      (176)       (36)
                                                           -------    -------    -------    -------
Total interest income....................................    5,194      8,266     (3,157)        85
                                                           -------    -------    -------    -------
Interest-bearing deposits................................     (220)       553     (1,618)       845
Borrowing................................................    3,474         38      3,301        135
Subordinated debt........................................        8          8         --         --
                                                           -------    -------    -------    -------
Total interest expense...................................    3,262        599      1,683        980
                                                           -------    -------    -------    -------
Net interest income......................................  $ 1,932    $ 7,667    $(4,840)   $  (895)
                                                           =======    =======    =======    =======

PROVISION FOR CREDIT LOSSES

    The Company maintains an allowance for credit losses. A provision for credit losses is charged to operations for an amount sufficient to maintain the allowance for credit losses at a level determined adequate for each Bank. The provision for credit losses was $3.4 million for the six months ended June 30, 2000 compared with $1.9 million for the same period a year ago. The increase in the provision primarily reflects the higher losses experienced on equipment leases.

NONINTEREST INCOME

    Noninterest income totaled $7.9 million for the six months ended June 30, 2000. This represents an increase of $400,000, or 5 percent, from noninterest income of $7.5 million for the six months ended June 30, 1999. The increase in noninterest income is primarily attributed to an increase in service charges and fees related to customer transactions.

    The following table presents the major categories of noninterest income for the periods indicated:

                                                               SIX MONTHS ENDED
                                                                   JUNE 30,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
                                                                (IN THOUSANDS)
Service charges on deposit accounts.........................   $3,465     $3,257
SBA servicing...............................................    1,143      1,134
Other service charges and fees..............................    3,270      3,112
                                                               ------     ------
Noninterest income..........................................   $7,878     $7,503
                                                               ------     ------

NONINTEREST EXPENSE

    Operating expenses for the first six months of 2000 totaled $23.9 million compared with $23.5 million a year ago. The Company's efficiency ratio, which is the relationship of operating expenses to revenues, was 66 percent for the six months ended June 30, 2000, down from 69.36 percent for the six months ended June 30, 1999.

    The following table presents the major categories of noninterest expense for the periods indicated:

                                                             SIX MONTHS ENDED
                                                                 JUNE 30,
                                                            -------------------
                                                              2000       1999
                                                            --------   --------
                                                              (IN THOUSANDS)
Salaries and benefits.....................................  $11,389    $11,054
Premises and equipment....................................    3,112      4,249
Other expenses............................................    9,425      8,244
                                                            -------    -------
Total operating expenses..................................   23,926     23,547
Amortization of intangibles...............................    1,924      2,048
                                                            -------    -------
Noninterest expense.......................................  $25,850    $25,595
                                                            -------    -------

PROVISION FOR INCOME TAXES

    For the six months ended June 30, 2000, the Company recorded a provision for income taxes of $3.1 million, which represented an effective tax rate of 44.8 percent. For the same period a year ago, the provision was $3.4 million and represented an effective tax rate of 52.8 percent. The lower effective tax rate for the first six months of 2000 compared the first six months of 1999 reflects an increase in non-taxable income and a decrease in non-deductible expenses. The effective tax rate is higher than the combined federal and state statutory tax rate of 42 percent principally because the amortization of intangibles is not deductible for income tax purposes.

FINANCIAL CONDITION AS OF JUNE 30, 2000 AND DECEMBER 31, 1999

    At June 30, 2000 and December 31, 1999, the Company had total assets of approximately $1.3 billion and $1.4 billion, respectively. Loans, excluding equipment leases, increased $41.2 million, or 7.0 percent, since year-end. Net assets of discontinued operations fell $109 million in the first half of the year and equipment leases continued to run-off, dropping $20.3 million since the end of the year.

LOANS

    The following table presents the major categories of loans for the periods indicated:

                                                        JUNE 30,   DECEMBER 31,
                                                          2000         1999
                                                        --------   ------------
                                                            (IN THOUSANDS)
Commercial............................................  $129,788     $125,862
Commercial real estate................................   223,160      208,596
Residential mortgage..................................    23,695       24,809
Construction..........................................    73,551       62,823
Home equity loans.....................................    19,688       14,131
Installment and credit cards..........................   163,660      156,356
Equipment leases......................................    60,138       80,472
                                                        --------     --------
Total loans...........................................   693,680      673,049
Allowance for credit losses...........................   (10,083)     (10,285)
                                                        --------     --------
Loans, net............................................  $683,597     $662,764
                                                        --------     --------

    For regulatory and financial reporting purposes, the Company categorizes commercial loans that are secured in whole or part by real estate as commercial real estate loans. The Company believes such categorization overstates the Company's emphasis on real estate lending, because, for example, a majority of SBA loans are secured by real estate and are thus categorized as commercial real estate loans. As of June 30, 2000, SBA loans totaled $77 million.

    The following table shows the gross amounts of certain categories of loans outstanding as of June 30, 2000, which, based on remaining scheduled repayments of principal, were due in three months or less, over three months through 12 months, over one year though five years, and over five years. Demand or other loans having no stated maturity and no stated schedule of repayments are reported as due in three months or less.

                                                              JUNE 30, 2000
                                                              --------------
                                                              (IN THOUSANDS)
Aggregate maturities of loans and leases which are due:
Three months or less........................................      $305,358
Over three months through 12 months.........................        42,912
Over one year through five years............................       200,361
Over five years.............................................       145,049
                                                                  --------
                                                                  $693,680
                                                                  ========

NONPERFORMING ASSETS

    The following table shows the total aggregate principal amount of nonaccrual loans, accruing loans on which interest or principal is past due 90 days or more, and foreclosed real estate.

                                                         JUNE 30,   DECEMBER 31,
                                                           2000         1999
                                                         --------   ------------
                                                             (IN THOUSANDS)
Nonaccrual loans.......................................  $10,107       $7,984
90 days or more past due and accruing..................  $    19       $   50
Foreclosed real estate.................................  $   847       $  563
Selected ratios:
  Nonaccrual loans to loans............................     1.48%        1.21%
  Nonaccrual loans and foreclosed real estate to
    assets.............................................     0.86%        0.63%

    Nonaccrual loans totaled $10.1 million at June 30, 2000, up from $8.0 million at year-end, due principally to a real estate secured loan added during the first quarter of 2000.

    Management is not aware of any loan that had not been placed on nonaccrual status as of June 30, 2000 for which there was a serious doubt as to the ability of the borrower to comply with present loan repayment terms.

    At June 30, 2000, the Company had foreclosed real estate with an aggregate carrying value of $847 thousand compared with $563 thousand at December 31, 1999. Foreclosed real estate consists of single family residences.

ALLOWANCE FOR CREDIT LOSSES

    The allowance for credit losses was $10.1 million at June 30, 2000 compared with $10.3 million at December 31, 1999. Net charge-offs for the first and second quarters of 2000 were $1.3 million and $2.4 million, respectively, up from $756,000 and $912,000, respectively, for the same period in 1999. The increase in net charge-offs was due primarily to higher charge-offs of equipment leases.

    The table below summarizes changes in the allowance for credit losses and additions to the allowance from provisions charged to operating expenses:

                                                            THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                 JUNE 30,                    JUNE 30,
                                                          ----------------------      ----------------------
                                                            2000          1999          2000          1999
                                                          --------      --------      --------      --------
                                                                            (IN THOUSANDS)
Balance, beginning of period........................      $10,208       $ 9,184       $10,285       $ 9,160
  Loans charged-off.................................       (3,001)       (1,618)       (4,849)       (3,295)
  Recoveries........................................          636           706         1,198         1,627
  Provision for credit losses.......................        2,240         1,102         3,449         1,882
                                                          -------       -------       -------       -------
Balance, end of period..............................      $10,083       $ 9,374       $10,083       $ 9,374
                                                          =======       =======       =======       =======

Selected ratios:

Net charge-offs (annualized) to average loans.......         1.39%         1.33%         0.90%         0.68%

Provision for credit losses (annualized) to average
  loans.............................................         1.31%         0.63%         2.04%         1.04%

Allowance at end of period to loans outstanding at
  end of period.....................................         1.45%         1.45%         1.45%         1.45%

Allowance as percentage of nonaccrual loans.........        99.76%       105.66%        99.76%       105.66%

    The following table indicates management's allocation of the allowance for credit losses as of the dates indicated:

                                                               JUNE 30, 2000             DECEMBER 31, 1999
                                                           ----------------------      ----------------------
                                                                         (DOLLARS IN THOUSANDS)
Commercial financial and agriculture.................      $ 5,577         55.32%      $ 6,960         67.67%
Real estate and construction.........................        1,538         15.25%        1,611         15.66%
Consumer.............................................        1,048         10.39%          941          9.15%
Unallocated..........................................        1,920         19.04%          773          7.52%
                                                           -------        ------       -------        ------
  Total..............................................      $10,083        100.00%      $10,285        100.00%
                                                           =======        ======       =======        ======

    In allocating the Company's allowance for possible credit losses, management has considered the credit risk in the various loan categories in its portfolio. While the Company has made a reasonable effort to allocate the allowance to specific categories of loans, management believes that any allocation of the allowance for possible credit losses into loan categories lends an appearance of exactness which does not exist. Actual losses in loan categories may vary from the amounts allocated to such categories.

SECURITIES

    Securities available for sale totaled $359.4 million at June 30, 2000 compared with $325.1 million at the end of 1999. This represents a $34.3 million, or 10.6 percent increase. The securities portfolio primarily consists of bonds, notes and mortgaged-backed securities issued by U.S. Government agencies. The amortized costs and estimated market values of the securities as of June 30, 2000 are as follows:

                                                                      JUNE 30, 2000
                                                     -----------------------------------------------
                                                                   GROSS        GROSS      ESTIMATED
                                                     AMORTIZED   UNREALIZED   UNREALIZED     FAIR
                                                       COST         GAIN         LOSS        VALUE
                                                     ---------   ----------   ----------   ---------
                                                                     (IN THOUSANDS)
U.S. Treasury......................................  $  4,499      $   --      $    (18)   $   4,481
U.S. Government agencies...........................   112,080          47        (3,887)     108,240
State and municipal securities.....................    48,990         107        (1,854)      47,243
Mortgage-backed securities.........................   184,775          --        (5,644)     179,131
Corporate bonds and equities.......................    15,598          --          (923)      14,675
Federal Reserve Bank and Federal Home Loan
  Bank stock.......................................     5,662          --            --        5,662
                                                     --------      ------      --------    ---------
                                                     $371,604      $  154      $(12,326)   $ 359,432
                                                     --------      ------      --------    ---------

    The following table shows the maturities of securities at June 30, 2000:

                                                                  AT          AT
                                                              ESTIMATED    AMORTIZED
                                                              FAIR VALUE     COST
                                                              ----------   ---------
                                                                  (IN THOUSANDS)
Aggregate maturities of securities available for sale which
  are due:
    Within one year.........................................   $ 22,139    $ 21,463
    After one year but within three.........................     55,968      58,250
    After three years but within 15 years...................    113,191     110,863
    After 15 years..........................................    162,472     175,341
    No maturities...........................................      5,662       5,687
                                                               --------    --------
                                                               $359,432    $371,604
                                                               --------    --------

DEPOSITS

    Deposits were $1.01 billion at June 30, 2000, compared with $1.06 billion at December 31, 1999. The continued reduction in amounts from the discontinued mortgage operations has permitted a similar reduction in interest-bearing deposits. Noninterest-bearing deposits represented 37 percent of total deposits at the end of the second quarter of 2000. At the end of 1999, noninterest-bearing deposits represented 25 percent of total deposits. Time deposits of $100,000 or more continue to represent a small proportion of total deposits. At June 30, 2000, time deposits of $100,000 or more represented approximately 9 percent of total deposits. Time deposits also represented approximately 9 percent of total deposits at the end of 1999.

    The following table presents the average balances and weighted average rates paid on deposits:

                                                THREE MONTHS ENDED JUNE 30,
                                       ---------------------------------------------
                                               2000                    1999
                                       ---------------------   ---------------------
                                        AVERAGE     AVERAGE     AVERAGE     AVERAGE
                                        BALANCE       RATE      BALANCE       RATE
                                       ----------   --------   ----------   --------
                                                  (DOLLARS IN THOUSANDS)
Noninterest-bearing..................  $  342,190       --     $  282,542       --
Interest-bearing.....................     674,988     4.03%       791,298     3.56%
                                       ----------              ----------
  Total..............................  $1,017,178              $1,073,840
                                       ==========              ==========

    The following table shows the maturities of time certificates of deposits of $100,000 or more at June 30, 2000:

                                                              JUNE 30, 2000
                                                              --------------
                                                              (IN THOUSANDS)
Maturities of time certificiates of $100,000 or more:
Due in three months.........................................     $49,006
Due in three months through 12 months.......................      33,369
Due in over 12 months.......................................       3,828
                                                                 -------
  Total.....................................................     $86,203
                                                                 =======

BORROWINGS

    Borrowings totaled $106.0 million at June 30, 2000, compared with $149.6 million at December 31, 1999. The following table presents the categories of borrowings for the periods indicated:

                                                        JUNE 30,   DECEMBER 31,
                                                          2000         1999
                                                        --------   ------------
                                                            (IN THOUSANDS)
Federal funds purchased...............................  $  1,036     $ 35,140
Securities sold under agreement to repurchase.........    55,000       74,500
Federal Home Loan Bank Advances.......................    50,000       40,000
                                                        --------     --------
                                                        $106,036     $149,640
                                                        ========     ========

CAPITAL RESOURCES

    Current regulatory capital standards generally require banks and holding companies to maintain a ratio of "Tier 1" capital (consisting principally of common equity) to adjusted total assets ("Leverage Ratio") of at least
3 percent; a ratio of Tier 1 Capital to risk-weighted assets of at least
4 percent ("Tier 1 Capital Ratio"); and a ratio of total capital (which includes Tier 1 capital plus certain forms of subordinated debt, a portion of the allowance for credit losses and preferred stock) to risk-weighted assets ("Total Capital Ratio") of at least 8 percent. Risk-weighted assets are calculated by multiplying the balance in each category of assets according to a risk factor (as stipulated by regulation) which ranges from zero for cash assets and certain government obligations to 100 percent for some types of loans and adding the products together.

    The Company and its subsidiary banks were well capitalized at June 30, 2000 for federal regulatory purposes. At June 30, 2000, the Company and its subsidiary banks had a leverage ratio, Tier 1 capital ratio and total capital ratio as follows:

                                                 ELDORADO     ANTELOPE
                                                   BANK     VALLEY BANK    COMPANY
                                                 --------   ------------   --------
Leverage ratio.................................    6.70%        9.02%        8.08%
Tier 1--capital ratio..........................   10.93%       12.03%       11.15%
Total capital ratio............................   12.17%       13.17%       12.29%

LIQUIDITY

    The Company relies on deposits as its principal source of funds and, therefore, must be in a position to meet depositors' needs as they arise. Management attempts to maintain a loan-to-deposit ratio of not greater than 80 percent and a liquidity ratio of not less than 20 percent of total assets. The average loan-to-deposit ratio was 69 percent for the quarter ended June 30, 2000. The liquidity ratio was 35 percent for the quarter ended June 30, 2000. At year-end 1999, the loan-to-deposit ratio was 66 percent and the liquidity ratio was 30 percent. While fluctuations in the balances of a few large depositors cause temporary increases and decreases in liquidity from time to time, the Company has not experienced difficulty in dealing with such fluctuations from existing liquidity sources.

    Should the level of liquid assets (primary liquidity) not meet the liquidity needs of the Company, other available sources of liquid assets (secondary liquidity) exist, including the purchase of Federal funds, sale of securities under agreements to repurchase, sale of loans, window borrowing from the Federal Reserve Bank and borrowings from the Federal Home Loan Bank ("FHLB"). The Company has relied primarily upon the purchase of Federal funds and the sale of securities under agreements to repurchase for secondary sources of liquidity. At June 30, 2000, the Company had $100.0 million of unused borrowing capacity under FHLB advances. In order to borrow from the Federal Reserve, the Company would be required to physically deliver to the Federal Reserve collateral consisting of marketable Government securities. At June 30, 2000, the Company had no such collateral at the Federal Reserve.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

    In management's opinion there has not been a material change in the Company's market risk profile during the quarter ended June 30, 2000. Market risk is the risk of loss in a financial instrument arising from adverse changes in market prices and rates, foreign currency exchange rates, commodity prices and equity prices. The Company's market risk arises primarily from interest rate risk inherent in its lending and deposit taking activities. To that end, management actively monitors and manages its interest rate risk exposure. The Company does not have any market risk sensitive instruments acquired for trading purposes. The Company manages its interest rate sensitivity by matching the repricing opportunities on its earning assets to those on its funding liabilities. Management uses various asset/ liability strategies to manage the repricing characteristics of its assets and liabilities to ensure that exposure to interest rate fluctuations is managed within the Company's guidelines of acceptable risk-taking levels. Hedging strategies, including the terms and pricing of loans and deposits, and managing the deployment of its securities, are used to reduce mismatches in interest rate repricing opportunities of portfolio assets and their funding sources.

    When appropriate, management may utilize instruments such as interest rate floors, caps and swaps to hedge its interest rate position. A Board of Directors approved hedging policy statement governs use of these instruments. As of June 30, 2000, the Company had not utilized any interest rate swap or other such financial derivative to alter its interest rate risk profile.

    One way to measure the impact that future changes in interest rates will have on net interest income is through a cumulative gap measure. The gap represents the net position of assets and liabilities subject to repricing within specified time periods. Generally, a liability sensitive gap position indicates that there would be a net positive impact on the net interest income of the Company for the period measured in a declining interest rate environment since the Company's liabilities would reprice to lower market rates before its assets would. A net negative impact would result from an increasing interest rate environment. Conversely, an asset sensitive gap indicates that there would be a net positive impact on the net interest income in a rising interest rate environment since the Company's assets would reprice to higher market interest rates before its liabilities would, while a net negative impact would result from a declining rate environment.

    The following table sets forth the time periods during which the Company's interest-earning assets and interest-bearing liabilities will mature or may reprice in accordance with their contractual terms, the period interest rate sensitivity gap (i.e., interest rate sensitive assets less interest rate sensitive liabilities), the cumulative interest rate sensitivity gap, the ratio of cumulative interest-earning assets to cumulative interest-bearing liabilities, and the cumulative gap as a percentage of total assets and total interest-earning assets as of June 30, 2000. The interest rate relationships between the repriceable assets and repriceable liabilities are not necessarily constant and may be affected by many factors, including the behavior of customers in response to changes in interest rates. This table should, therefore, be used only as a guide as to the possible effect changes in interest rates might have on the net interest income of the Company.

                                                            AS OF JUNE 30, 2000
                                 --------------------------------------------------------------------------
                                 3 MONTHS       OVER 3      OVER 1 YEAR    OVER 5      NON-
                                  OR LESS    MONTHS TO 12   TO 5 YEARS     YEARS     SENSITIVE     TOTAL
                                 ---------   ------------   -----------   --------   ---------   ----------
                                                           (DOLLARS IN THOUSANDS)
ASSETS:
  Cash and due from banks.....   $      --     $      --      $     --    $     --   $  66,400   $   66,400
  Federal funds sold..........      25,000            --            --          --          --       25,000
  Securities, at amortized
    cost......................       2,500        18,963        82,387     262,067       5,687      371,604
  Loans.......................     305,358        42,912       200,361     145,049          --      693,680
  Other assets................          --            --            --          --     117,889      117,889
                                 ---------     ---------      --------    --------   ---------   ----------
    Total assets..............     332,858        61,875       282,748     407,116     189,976    1,274,573
                                 =========     =========      ========    ========   =========   ==========

LIABILITIES AND SHAREHOLDERS'
  EQUITY:
  Checking....................          --            --            --          --     375,125      375,125
  Interest checking...........     106,183            --            --          --          --      106,183
  Savings.....................     176,228            --            --          --          --      176,228
  Money market................     124,942            --            --          --          --      124,942
  Time certificates...........     103,599       110,196        13,960          45          --      227,800
  Borrowings..................      46,036        30,000        30,000          --          --      106,036
  Subordinated debentures.....          --            --            --      27,657          --       27,657
  Other liabilities...........          --            --            --          --       9,991        9,991
  Shareholders' equity........          --            --            --          --     120,611      120,611
                                 ---------     ---------      --------    --------   ---------   ----------
    Total liabilities and
      shareholders' equity....   $ 556,988     $ 140,196      $ 43,960    $ 27,702   $ 505,727   $1,274,573
                                 =========     =========      ========    ========   =========   ==========

Period gap....................   $(224,130)    $ (78,321)     $238,788    $379,414   $(315,751)

Cumulative gap................   $(224,130)    $(302,451)     $(63,663)   $315,751   $      --

Cumulative interest-earning
  assets to cumulative
  interest-bearing
  liabilities.................       59.76%        56.62%        91.41%     141.07%
Cumulative gap as a percent
  of:
  Total assets................      (17.58)%      (23.73)%       (4.99)%     24.77%
  Interest-earning assets.....      (28.55)%      (38.52)%       (8.11)%     40.22%

    At June 30, 2000, the Company had $302.5 million more in interest rate sensitive liabilities than interest rate sensitive assets repricing within one year. If rates were to fall during this period, interest expense could decline by a greater amount than interest income and net income could increase.

Conversely, if rates were to rise, the reverse could apply, and the Company's net income could decrease.

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

    The preceding sensitivity analysis does not represent a forecast and should not be relied upon as being indicative of expected operating results. These hypothetical estimates are based upon numerous assumptions, including the nature and timing of interest rate levels including the shape of the yield curve, prepayments on loans and securities, changes in deposit levels, pricing decisions on loans and deposits, reinvestment and replacement of asset and liability cashflows and others. While assumptions are developed based upon current economic and local market conditions, the Company cannot make any assurances as to the predictive nature of these assumptions including how customer preferences or competitor influences might change.

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

                      PART II--OTHER FINANCIAL INFORMATION

ITEM 5. OTHER INFORMATION

    On May 1, 2000 the Company's Board of Directors authorized the Company to repurchase up to 1,000,000 shares of its common stock. As of June 30 2000, the Company had repurchased 200,000 shares for $1.45 million in cash. The shares are reflected as common stock in treasury, at cost, in the consolidated statement of condition as of June 30, 2000. The purpose of the common stock repurchase was to redeploy a portion of the Company's capital that was formerly used to support the wholesale mortgage lending business.

    On July 12, 2000, the Company allowed participants (other than the Company's directors, chief executive officer, and nonemployee directors of the Banks) in its stock-based compensation plan to cancel their existing options for $0.01 per share. Substantially all eligible participants chose to cancel their options at a total cost to the Company of $1,621.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS:

     EXHIBIT NO.        EXHIBIT
---------------------   -------
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

 10.8                   Employment Agreement by and between Eldorado Bank and
                        Catherine C. Jooyan (f/k/a Catherine C. Clampitt)
                        (incorporated by reference to the Company's Registration
                        Statement on Form S-1 (File no. 333-61589))

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

 10.13                  Amended and Restated Shareholder Agreement by and among
                        Eldorado Bancshares, Inc., Madison Dearborn Capital
                        Partners II, L.P., Olympus Growth Fund II, L.P., Olympus
                        Executive Fund, L.P., Dartmouth Capital Group, L.P.,
                        Dartmouth Capital Group, Inc. and Robert P. Keller
                        (incorporated by reference to the Company's current report on Form 8-K filed with the Commission on April 21, 1999)

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

                   ELDORADO BANCSHARES, INC. AND SUBSIDIARIES
               U.S. SECURITIES AND EXCHANGE COMMISSION FORM 10-Q
                                   SIGNATURES

    Pursuant to the requirements of the U.S. Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       ELDORADO BANCSHARES, INC.

DATE: August 10, 2000                                  By:             /s/ ROBERT P. KELLER
                                                            -----------------------------------------
                                                                         Robert P. Keller
                                                              PRESIDENT AND CHIEF EXECUTIVE OFFICER

DATE: August 10, 2000                                  By:           /s/ ROMOLO C. SANTAROSA
                                                            -----------------------------------------
                                                                       Romolo C. Santarosa
                                                              CHIEF FINANCIAL OFFICER AND TREASURER