Form 10-Q
period 2000-09-30
ELDORADO BANCSHARES INC
filed 2000-11-14
CIK 818633

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

   /X/     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

                 FOR QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                         COMMISSION FILE NUMBER 2-76555

                            ------------------------

                           ELDORADO BANCSHARES,  INC.
             (Exact name of registrant as specified in its charter)

                 DELAWARE                                   33-0720548
     (State or other jurisdiction of         (I.R.S. Employer or Identification No.)
      incorporation or organization)

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

    Common Stock, $.01 par value 14,141,227 shares outstanding on November 13, 2000

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           ELDORADO BANCSHARES, INC.
                    U.S. SECURITIES AND EXCHANGE COMMISSION
                                   FORM 10-Q

                                     INDEX

                                                                           PAGE
                                                                         --------
Part I--Financial Information

Item 1.   Financial Statements

          Condensed Consolidated Statement of Condition--.............       3
          September 30, 2000 and December 31, 1999

          Condensed Consolidated Statement of Operations--............       4
          For the three months and nine months ended September 30,
            2000 and 1999

          Condensed Consolidated Statement of Comprehensive
            Income--..................................................       5
          For the three months and nine months ended September 30,
            2000 and 1999

          Condensed Consolidated Statement of Cash Flows--............       6
          For the nine months ended September 30, 2000 and 1999

          Notes to the Condensed Consolidated Financial Statements....       7

Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................       8

Item 3.   Qualitative and Quantitative Disclosures about Market
            Risk......................................................      21

Part II--Other Financial Information

Item 5.   Other Information...........................................      23

Item 6.   Exhibits and Reports on Form 8-K............................      24

                         PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           ELDORADO BANCSHARES, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CONDITION

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2000            1999
                                                              -------------   ------------
                                                                     (IN THOUSANDS)
                                          ASSETS
Cash and due from banks.....................................   $   82,882      $  122,839
Federal funds sold..........................................           --              --
Securities..................................................      357,457         325,066
Loans, net..................................................      685,312         662,764
Premises and equipment, net.................................       10,263          10,423
Foreclosed real estate......................................          578             563
Intangibles arising from acquisitions.......................       55,950          58,830
Net assets of discontinued operations.......................       26,043         140,719
Accrued interest receivable and other assets................       43,906          45,036
                                                               ----------      ----------
Total assets................................................   $1,262,391      $1,366,240
                                                               ==========      ==========

                           LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Noninterest-bearing deposits................................   $  299,551      $  261,121
Interest-bearing deposits...................................      731,478         797,335
                                                               ----------      ----------
Total deposits..............................................    1,031,029       1,058,456
Borrowings..................................................       64,272         149,640
Subordinated debentures.....................................       24,857          27,657
Accrued expenses and other liabilities......................       16,954          12,869
                                                               ----------      ----------
Total liabilities...........................................    1,137,112       1,248,622
                                                               ----------      ----------
Shareholders' equity:
Common stock and additional paid in capital $.01 par value,
  35,000,000 shares authorized 14,391,227 issued as of
  September 30, 2000 and December 31, 1999..................      109,443         109,443
Retained earnings...........................................       22,875          16,525
Unearned compensation.......................................         (341)         (1,360)
Accumulated other comprehensive income......................       (4,885)         (6,990)
Common stock in treasury, at cost, 250,000 shares...........       (1,813)             --
                                                               ----------      ----------
Total shareholders' equity..................................      125,279         117,618
                                                               ----------      ----------
Total liabilities and shareholders' equity..................   $1,262,391      $1,366,240
                                                               ==========      ==========

            See condensed consolidated notes to financial statements

                           ELDORADO BANCSHARES, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                                                          THREE MONTHS ENDED     NINE MONTHS ENDED
                                                             SEPTEMBER 30,         SEPTEMBER 30,
                                                          -------------------   -------------------
                                                            2000       1999       2000       1999
                                                          --------   --------   --------   --------
                                                          (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Interest and fees on loans..............................  $17,172    $16,135    $49,827    $47,285
Interest and dividends on securities....................    5,907      5,273     17,568     12,257
Interest on Federal funds sold..........................      196        185      1,099        987
Interest on funds allocated to discontinued
  operations............................................      346      1,726      2,293      5,885
                                                          -------    -------    -------    -------
  Total interest income.................................   23,623     23,319     70,787     66,414
                                                          -------    -------    -------    -------
Interest on deposits....................................    6,735      6,955     21,087     21,527
Interest on debentures..................................      830        830      2,481      1,521
Interest on borrowings..................................    1,545      1,086      5,454      2,473
                                                          -------    -------    -------    -------
  Total interest expense................................    9,110      8,871     29,022     25,521
                                                          -------    -------    -------    -------
Net interest income.....................................   14,513     14,448     41,765     40,893
Provision for credit losses.............................    1,500      1,300      4,949      3,182
                                                          -------    -------    -------    -------
Net interest income after provision for credit losses...   13,013     13,148     36,816     37,711
                                                          -------    -------    -------    -------
Service charges on deposit accounts.....................    1,609      1,565      4,647      4,822
Other income............................................    3,045      1,948      9,009      6,194
                                                          -------    -------    -------    -------
  Total noninterest income..............................    4,654      3,513     13,656     11,016
                                                          -------    -------    -------    -------
Salaries and employee benefits..........................    5,504      5,616     16,893     16,671
Premises and equipment..................................    1,581      1,668      4,693      5,033
Amortization of intangibles.............................      957      1,024      2,881      3,072
Other expense...........................................    5,299      3,492     14,724     12,620
                                                          -------    -------    -------    -------
  Total noninterest expense.............................   13,341     11,800     39,191     37,396
                                                          -------    -------    -------    -------
Income from continuing operations before income taxes...    4,326      4,861     11,281     11,331
Income taxes............................................    1,813      2,395      4,930      5,809
                                                          -------    -------    -------    -------
Income from continuing operations.......................    2,513      2,466      6,351      5,522
Loss from discontinued operations.......................       --     (1,335)        --     (1,462)
                                                          -------    -------    -------    -------
Net income..............................................  $ 2,513    $ 1,131    $ 6,351    $ 4,060
                                                          =======    =======    =======    =======
Basic earnings per common share:
  Income from continuing operations.....................  $  0.18    $  0.17    $  0.45    $  0.36
  Loss from discontinued operations.....................       --      (0.09)        --      (0.11)
                                                          -------    -------    -------    -------
  Net income............................................  $  0.18    $  0.08    $  0.45    $  0.25
                                                          =======    =======    =======    =======
Diluted earnings per common share:
  Income from continuing operations.....................  $  0.18    $  0.17    $  0.45    $  0.35
  Loss from discontinued operations.....................       --      (0.09)        --      (0.11)
                                                          -------    -------    -------    -------
  Net income............................................  $  0.18    $  0.08    $  0.45    $  0.24
                                                          =======    =======    =======    =======

            See condensed consolidated notes to financial statements

                           ELDORADO BANCSHARES, INC.
            CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

                                                                THREE MONTHS           NINE MONTHS
                                                                    ENDED                 ENDED
                                                                SEPTEMBER 30,         SEPTEMBER 30,
                                                             -------------------   -------------------
                                                               2000       1999       2000       1999
                                                             --------   --------   --------   --------
                                                                          (IN THOUSANDS)
Net income.................................................   $2,513    $ 1,131     $6,353    $ 4,060
Other comprehensive income (loss) net of tax:
  Unrealized holding gains (losses) arising during
    period.................................................    2,210     (5,599)     2,105     (5,963)
  Less: reclassification adjustment for gains included in
    net income.............................................                 225                   589
                                                              ------    -------     ------    -------
  Total other comprehensive income (loss)..................    2,210     (5,374)     2,105     (5,374)
                                                              ------    -------     ------    -------
Comprehensive income (loss)................................   $4,723    $(4,243)    $8,458    $(1,314)
                                                              ======    =======     ======    =======

            See condensed consolidated notes to financial statements

                           ELDORADO BANCSHARES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                NINE MONTHS ENDED
                                                               SEPTEMBER 30, 2000
                                                              ---------------------
                                                                2000        1999
                                                              ---------   ---------
                                                                 (IN THOUSANDS)
OPERATING ACTIVITIES:
Net income..................................................  $   6,351   $   4,060
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Provision for credit losses...............................      4,949       3,182
  Depreciation and amortization.............................      3,040       4,967

Net effect of change in:
  Unearned compensation.....................................      1,019        (672)
  Accrued interest and other assets.........................      1,148      (4,186)
  Accrued expenses and other liabilities....................      4,085      (9,597)
                                                              ---------   ---------
Net cash provided by (used in) operating activities.........     20,592      (2,246)
                                                              ---------   ---------
INVESTING ACTIVITIES:
Loans originated, net of principal repayments...............    (27,497)    (25,553)
Purchase of premises and equipment..........................     (1,505)     (2,627)
Change in foreclosed real estate............................        (15)      1,195
Change in net assets of discontinued operations.............    114,675     136,789
Change in securities, net...................................    (28,799)    (96,717)
Change in federal funds sold................................         --      16,030
                                                              ---------   ---------
Net cash provided by investing activities...................     56,859      29,117
                                                              ---------   ---------
FINANCING ACTIVITIES:
Change in deposits..........................................    (27,427)   (155,195)
Change in borrowings........................................    (85,368)    110,829
Repurchase of subordinated debentures.......................     (2,800)         --
Payment of preferred dividends..............................         --        (705)
Purchase of common stock....................................     (1,813)         --
Redemption of preferred stock...............................         --     (11,659)
Issuance of common stock....................................         --      22,700
                                                              ---------   ---------
Net cash (used in) financing activities.....................   (117,408)    (34,030)
                                                              ---------   ---------
(Decrease) increase in cash and due from banks..............    (39,957)     (7,159)
Cash and due from banks, beginning of year..................    122,839     124,403
                                                              ---------   ---------
Cash and due from banks, end of year........................  $  82,882   $ 117,244
                                                              =========   =========
Cash paid during the period for:
  Interest..................................................  $  29,022   $  25,521
  Income taxes..............................................  $   4,230   $   3,825

            See condensed consolidated notes to financial statements

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  DESCRIPTION OF BUSINESS

    Eldorado Bancshares, Inc. (the "Company"), through its two operating subsidiaries, Eldorado Bank and Antelope Valley Bank, (collectively referred to herein as the "Banks"), offers a broad range of commercial banking products and services to small and medium-sized businesses and retail customers from 24 full service offices located primarily in Southern California and the Sacramento area of Northern California. The products offered by the Banks include commercial, consumer and real estate loans, a broad range of deposit products and other non-deposit banking services. In addition, the Banks augment their traditional banking products and services with specialized products primarily consisting of Small Business Administration ("SBA") loans, and loans to finance the acquisition of new and used automobiles that are originated through automobile dealers located in Southern California.

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

    The interim financial data is unaudited; however, in the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Results for the three-month period and the nine-month period ended September 30, 2000 are not necessarily indicative of results which may be expected for any other interim period or for the year as a whole. The information contained in this report should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 1999, and in particular the footnotes to the audited financial statements included therewith. Certain amounts for prior periods have been reclassified to conform to current financial statement presentation.

    In October 1999, the Company adopted a plan to discontinue the operations of its wholesale mortgage banking division. Accordingly, the operating results and net assets of this division have been segregated retroactively from continuing operations and reported separately in the condensed consolidated financial statements.

3.  RISKS AND UNCERTAINTIES

    In the normal course of its business, the Company encounters two significant types of risks: economic and regulatory. Economic risk is comprised of three components--interest rate risk, credit risk and market risk. The Company is subject to interest rate risk to the degree that its interest-bearing liabilities mature and reprice at different speeds, or on a different basis, than its interest-bearing assets. Credit risk is the risk of default on the Company's loan portfolio that results from the borrower's inability or unwillingness to make contractually required payments. Market risk results from changes in the value of assets and liabilities which may impact, favorably or unfavorably, the realizability of those assets and liabilities.

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

4.  EARNINGS PER COMMON SHARE

    The number of common shares outstanding at September 30, 2000 was 14,141,227. Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share gives effect to all potential issuances of common stock that would have caused basic earnings per share to be lower, as if the issuances had already occurred.

    The weighted average number of common shares used to compute basic earnings per share was 14,162,423 and 14,391,000 for the three months ended
September 30, 2000 and 1999, respectively. The average number of common shares used to compute basic earnings per share was 14,281,555 and 13,482,000 for the nine months ended September 30, 2000 and 1999, respectively. The weighted average number of common shares used to compute diluted earnings per share was 14,162,423 and 14,634,000 for the three months ended September 30, 2000 and 1999, respectively. The weighted average number of common shares used to compute diluted earning per share was 14,281,555 and 13,725,000 for the nine months ended September 30, 2000 and 1999, respectively.

5.  OPERATING SEGMENTS

    Upon the discontinuance of the wholesale mortgage banking division, the Company's business consists of one segment which includes accepting deposits and providing loans and lines of credit to small and medium size businesses as well as other retail customers. The Company does not have revenues derived from foreign operations and is not reliant on revenues from a single major customer.

6.  RECENT ACCOUNTING PRONOUNCEMENTS

    Statement of Financial Accounting Standards No. 133 (SFAS 133), Accounting For Derivative Instruments and Hedging Activities, was issued in September of 1998. SFAS 133 is effective for all fiscal years beginning after June 15, 2000. The Company does not now hold nor expect to hold a significant number of derivative instruments. As such, management does not believe that the adoption of SFAS 133 will result in any material impact to the Company's financial position or results of operations.

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

                                                                    PRINCIPAL COUNTY      ASSETS
ACQUIRED BANK                                   ACQUISITION DATE    OF ACQUIRED BANK     ACQUIRED
-------------                                  ------------------   ----------------   -------------
                                                                                       (IN MILLIONS)
Liberty National Bank........................  March 31, 1996       Orange                 $146

Commerce Security Bank.......................  September 30, 1996   Sacramento             229

Eldorado Bank................................  September 6, 1997    Orange                 404

Antelope Valley Bank.........................  January 22, 1999     Los Angeles            212

    With the exception of the acquisition of Antelope Valley Bank (which was accounted for under the "Pooling of Interests' method of accounting for business combinations) the Company recognized the excess of the purchase price over the estimated fair value of the assets received and liabilities assumed as goodwill. The goodwill is being amortized on the straight-line basis method over 20 years. The unamortized carrying amount of the goodwill recorded for the acquisitions is periodically reviewed by management in order to determine if facts and circumstances suggest that it is not recoverable and therefore should be reduced. No such reduction in goodwill occurred during the nine-month period ended September 30, 2000.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

OVERVIEW

    Net income from continuing operations was $2.5 million for the third quarter ended September 30, 2000, or $0.18 per diluted share. For the same period in the prior year, net income from continuing operations was $2.5 million, or $0.17 per diluted share. The related return on average assets for the third quarter of 2000 and the third quarter of 1999 was 1.11 percent and 1.06 percent, respectively. The return on average common equity for the third quarter of 2000 was 11.47 percent. For the same period of the prior year, the return on average common equity was 10.88 percent.

    In the fourth quarter of 1999, the Company discontinued the operations of its wholesale mortgage banking division. Accordingly, the operating results and net assets of this division have been segregated retroactively from continuing operations and reported separately. The net loss from discontinued operations for the third quarter of 1999 was $1.3 million, or $0.09 per diluted share. There has been no change in the estimate that was recorded during the fourth quarter of 1999 for disposal costs and losses from discontinued operations.

                                                           THREE-MONTHS ENDED
                                                              SEPTEMBER 30,
                                                          ---------------------
                                                            2000        1999
                                                          ---------   ---------
                                                          (IN THOUSANDS, EXCEPT
                                                             PER SHARE DATA)
Income from continuing operations before income taxes
  and amortization of intangibles.......................   $5,283      $ 5,885
Income taxes............................................    1,813        2,395
                                                           ------      -------
Net operating income....................................    3,470        3,490
Amortization of intangibles.............................      957        1,024
                                                           ------      -------
Net income from continuing operations...................    2,513        2,466
Net loss from discontinued operations...................       --       (1,355)
                                                           ------      -------
Net income..............................................   $2,513      $ 1,111
                                                           ======      =======
Earnings per share from net operating income
  Basic.................................................   $  .24      $   .24
  Diluted...............................................   $  .24      $   .24

    Net operating income, excluding amortization of intangibles and the effect of discontinued operations, was $3.5 million for the third quarter of 2000, or $0.24 per diluted share. For the same period of the prior year, net operating income also was $3.5 million, or $0.24 per diluted share. Revenues increased $1.2 million, however operating expenses and the provision for credit losses also increased keeping operating income for the third quarter of 2000 at about the same as last year.

NET INTEREST INCOME AND NET INTEREST MARGIN

    For the third quarter of 2000, net interest income was $14.5 million. Net interest income was $14.4 million for the third quarter of 1999.

    The net interest margin for the third quarter of 2000 was 5.32 percent, compared with 5.22 percent for the same period of the prior year. The increase in the net interest margin is principally due to an increase in the rates earned on interest-earning assets. The average yield on interest-earning assets increased to 8.65 percent for the third quarter of 2000 from 8.33 percent for the third quarter of 1999. The average cost of interest-bearing liabilities increased to 4.39 percent for the third quarter of 2000 from 4.14 percent for the third quarter of 1999.

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

                                                             THREE MONTHS ENDED SEPTEMBER 30,
                                           ---------------------------------------------------------------------
                                                         2000                                1999
                                           ---------------------------------   ---------------------------------
                                                        INTEREST    AVERAGE                 INTEREST    AVERAGE
                                            AVERAGE     INCOME OR   YIELD OR    AVERAGE     INCOME OR   YIELD OR
                                            BALANCE      EXPENSE      COST      BALANCE      EXPENSE      COST
                                           ----------   ---------   --------   ----------   ---------   --------
                                                                      (IN THOUSANDS)
ASSETS
Loans....................................  $  708,284    $17,172      9.81%    $  655,129    $16,135      9.85%
Securities...............................     357,587      5,909      6.57        315,164      5,273      6.69
Federal funds sold.......................      13,035        196      5.86         13,520        185      5.47
Funds allocated to discontinued
  operations.............................      28,272        346      7.24        136,186      1,726      5.07
                                           ----------    -------     -----     ----------    -------     -----
  Total interest-earning assets..........   1,107,178    $23,623      8.65%     1,119,999    $23,319      8.33%
                                                         -------     -----                   -------     -----
Cash and due from banks..................      57,938                              64,311
Other assets.............................      81,919                             104,239
                                           ----------                          ----------
  Total assets...........................  $1,247,035                          $1,288,549
                                           ==========                          ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing deposits................  $  698,201    $ 6,735      3.84     $  763,096    $ 6,955      3.65%
Borrowings...............................      99,948      1,545      6.16         69,313      1,086      6.27
Subordinated debt........................      24,857        830     12.09         25,176        830     13.19
                                           ----------    -------     -----     ----------    -------     -----
  Total interest-bearing liabilities.....     823,006    $ 9,110      4.39%       857,585    $ 8,871      4.14%
                                                         -------     -----                   -------     -----
Noninterest-bearing deposits.............     293,129                             282,684
Other liabilities........................      10,108                              10,683
                                           ----------                          ----------
  Total liabilities......................   1,126,243                           1,150,952
Shareholders' equity.....................     120,793                             127,241
                                           ----------                          ----------
  Total liabilities and shareholders'
    equity...............................  $1,247,035                          $1,278,193
                                           ==========                          ==========

    The following table sets forth changes in interest income and interest expense attributable to changes in rates and changes in volume of the various components. Changes due to a combination of rate and volume are presented under the column titled "Mix. " Nonaccrual loans are included in total loans outstanding while nonaccrued interest thereon is excluded from the computation of rates earned.

                                               THREE MONTHS ENDED SEPTEMBER 30,
                                                     2000 COMPARED TO 1999
                                          -------------------------------------------
                                          NET CHANGE     RATE      VOLUME      MIX
                                          ----------   --------   --------   --------
                                                        (IN THOUSANDS)
Loans...................................   $ 2,030      $  656    $ 1,341    $    33
Securities..............................       634         (66)       689         10
Federal fund sold.......................        11          18         (7)        --
Funds allocated to discontinued
  operations............................    (1,380)      1,639     (1,299)    (1,720)
                                           -------      ------    -------    -------
  Total interest income.................     1,295       2,247        724     (1,676)
                                           -------      ------    -------    -------
Interest-bearing deposits...............      (219)        400       (616)        (4)
Borrowings..............................       459         (24)       466         17
Subordinated debt.......................        --          12        (10)        (1)
                                           -------      ------    -------    -------
  Total interest expense................       240         388       (160)        12
                                           -------      ------    -------    -------
  Net interest income...................   $ 1,055      $1,860    $   884    $(1,689)
                                           =======      ======    =======    =======

PROVISION FOR CREDIT LOSSES

    The Company maintains an allowance for credit losses. A provision for credit losses is charged to operations for an amount sufficient to maintain the allowance for credit losses at a level determined adequate for each Bank. The provision for credit losses for the third quarter ended September 30, 2000 was $1.5 million, compared with $1.3 million for the same period a year ago. The increase in the provision primarily reflects the higher loss experienced on equipment leases.

NONINTEREST INCOME

    The following table presents the major categories of noninterest income for the periods indicated:

                                                    THREE MONTHS ENDED
                                                       SEPTEMBER 30,
                                              -------------------------------
                                                   2000             1999
                                              --------------   --------------
                                                      (IN THOUSANDS)
Service charges on deposit accounts.........      $1,609           $1,565
SBA servicing/sales.........................         396              502
Other service charges and fees..............       2,649            1,446
                                                  ------           ------
Noninterest income..........................      $4,654           $3,513
                                                  ======           ======

    Noninterest income increased to $4.6 million for the third quarter of 2000 from $3.5 million for the third quarter of 1999. The increase in noninterest income is primarily attributed to an increase in service charges on deposit accounts and other customer transaction fees.

NONINTEREST EXPENSE

    The following table presents the major categories of noninterest expense for the periods indicated:

                                               THREE MONTHS ENDED SEPTEMBER 30,
                                               --------------------------------
                                                    2000              1999
                                               ---------------   --------------
                                                        (IN THOUSANDS)
Salaries and benefits........................      $ 5,504          $ 5,616
Premises and equipment.......................        1,581            1,668
Other expenses...............................        5,299            3,492
                                                   -------          -------
Total operating expenses.....................       12,384           10,776
Amortization of intangibles..................          957            1,024
                                                   -------          -------
Noninterest expense..........................      $13,341          $11,800
                                                   =======          =======

    Operating expenses totaled $12.4 million for the third quarter of 2000, compared $10.8 million for the third quarter of 1999. The efficiency ratio, which is the relationship of operating expenses to revenues, was 64.6 percent for the third quarter of 2000, compared with 60.0 percent for the same period a year ago.

PROVISION FOR INCOME TAXES

    The provision for income taxes for the third quarter ended September 30, 2000 was $1.8 million and represented an effective tax rate of 42 percent. For the same period a year ago, the provision for income taxes was $2.4 million and represented an effective tax rate of 49 percent. The lower effective tax rate for the third quarter of 2000 compared to the third quarter of 1999 reflects an increase in non-taxable income and a decrease in non-deductible expenses. Other noninterest expense for the third quarter of 1999 includes reimburse of expenses from insurance.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

OVERVIEW

    Net income from continuing operations was $6.4 million for the nine months ended September 30, 2000, compared to $5.5 million for the same period of the prior year. The increase over prior year was primarily the result of an increase in revenues. The related return on average assets for the first nine months ended September 30, 2000, was .81 percent, compared to a return of .58 percent for the nine months ended September 30, 1999. The return on average common equity was 6.90 percent for the nine months ended September 30, 2000, compared to a return of 5.89 percent for the nine months ended September 30, 1999.

    The net loss from discontinued operations for the nine months ended September 30, 1999 was $1.5 million, or $.11 per diluted share.

                                                                  NINE MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                              -------------------------
                                                                 2000          1999
                                                              -----------   -----------
                                                              (IN THOUSANDS EXCEPT PER
                                                                     SHARE DATA)
Income from continuing operations before income taxes and
  amortization of intangible................................    $14,162       $14,402
Income taxes................................................      4,930         5,809
                                                                -------       -------
Net operating income........................................      9,232         8,593
Amortization of intangibles.................................      2,881         3,072
                                                                -------       -------
Net income from continuing operations.......................      6,351         5,521
Net loss from discontinued operations.......................                   (1,461)
                                                                -------       -------
Net income..................................................    $ 6,351       $ 4,060
                                                                =======       =======
Earnings per share from net operating income
  Basic.....................................................    $  0.65       $  0.59
  Diluted...................................................    $  0.65       $  0.57

    Net operating income, excluding amortization of intangibles and the effect of discontinued operations, was $9.2 million for the nine months ended
September 30, 2000, or $0.65 per diluted share. For the same period of the prior year, net operating income was $8.6 million, or $0.57 per diluted share. Net operating income increased 7 percent from the year ago period on higher levels of revenues.

NET INTEREST INCOME AND NET INTEREST MARGIN

    Net interest income totaled $41.8 million for the nine months ended September 30, 2000. A year ago, net interest income was $40.9 million. The increase primarily reflects an increase in rates earned on interest-earning assets.

    The net interest margin increased to 5.18 percent for the nine months ended September 30, 2000, compared to a net interest margin of 5.13 percent for the nine months ended September 30, 1999.

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

                                                              NINE MONTHS ENDED SEPTEMBER 30,
                                           ---------------------------------------------------------------------
                                                         2000                                1999
                                           ---------------------------------   ---------------------------------
                                                        INTEREST    AVERAGE                 INTEREST    AVERAGE
                                            AVERAGE     INCOME OR   YIELD OR    AVERAGE     INCOME OR   YIELD OR
                                            BALANCE      EXPENSE      COST      BALANCE      EXPENSE      COST
                                           ----------   ---------   --------   ----------   ---------   --------
                                                                      (IN THOUSANDS)
ASSETS
Loans....................................  $  697,947    $49,827      9.66%    $  646,500    $47,285      9.75%
Securities...............................     361,623     17,568      6.49        275,785     12,257      5.93%
Federal funds sold.......................      28,094      1,099      5.37         27,318        987      4.82%
Funds allocated to discontinued
  operations.............................      61,698      2,293      4.93        156,511      5,885      5.01%
                                           ----------    -------     -----     ----------    -------     -----
  Total interest-earning assets..........   1,149,362    $70,787      8.78%    $1,106,114    $66,414     12.01%
                                                         -------     -----                   -------     -----
Cash and due from banks..................                                          67,808
Other assets.............................                                         105,327
                                           ----------                          ----------
  Total assets...........................  $1,149,362                          $1,279,249
                                           ==========                          ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing deposits................  $  735,913    $21,087      3.82%    $  792,415    $21,527      5.43%
Borrowings...............................     119,319      5,454      6.09         37,306      1,521      8.15
Subordinated debt........................      28,424      2,481     11.64         27,657      2,473     17.88
                                           ----------    -------     -----     ----------    -------     -----
  Total interest-bearing liabilities.....     883,656    $29,022      4.38%       857,378    $25,521      5.95%
                                                         -------     -----                   -------     -----
Noninterest-bearing deposits.............     289,276                             281,745
Other liabilities........................      12,061                              14,702
                                           ----------                          ----------
  Total liabilities......................   1,184,993                           1,153,825
Shareholders' equity.....................      97,821                             125,434
                                           ----------                          ----------
  Total liabilities and shareholders'
    equity...............................  $1,282,814                          $1,279,259
                                           ==========                          ==========

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

                                                             NINE MONTHS ENDED SEPTEMBER 30, 2000
                                                                       COMPARED TO 1999
                                                           -----------------------------------------
                                                             NET
                                                            CHANGE      RATE      VOLUME      MIX
                                                           --------   --------   --------   --------
Loans....................................................  $ 2,544    $(1,110)   $ 2,409    $ 1,246
Securities...............................................    5,309      1,121      2,734      1,454
Federal funds sold.......................................      112         80         20         12
Funds allocated to discountinued operations..............   (3,592)       (67)    (2,311)    (1,214)
                                                           -------    -------    -------    -------
  Total interest income..................................    4,373         24      2,852      1,498
                                                           -------    -------    -------    -------
Interest-bearing deposits................................     (441)       745     (1,062)      (124)
Borrowing................................................    2,981     (1,580)     2,458      2,103
Subordinated debt........................................      960        586         44        330
                                                           -------    -------    -------    -------
  Total interest expense.................................    3,500       (249)     1,441      2,309
                                                           -------    -------    -------    -------
  Net interest income....................................  $   873    $   273    $ 1,411    $  (811)
                                                           =======    =======    =======    =======

PROVISION FOR CREDIT LOSSES

    The Company maintains an allowance for credit losses. A provision for credit losses is charged to operations for an amount sufficient to maintain the allowance for credit losses at a level determined adequate for each Bank. The provision for credit losses was $4.9 million for the nine months ended
September 30, 2000, compared with $3.2 million for the same period a year ago. The increase in the provision primarily reflects the higher losses experienced on equipment leases.

NONINTEREST INCOME

    Noninterest income totaled $13.7 million for the nine months ended September 30, 2000. This represents an increase of $2.7 million, to $13.7 million, from noninterest income of $11.0 million for the nine months ended September 30, 1999. The increase in noninterest income is primarily attributed to an increase in service charges and fees related to customer transactions.

    The following table presents the major categories of noninterest income for the periods indicated:

                                                       NINE MONTHS ENDED
                                                       SEPTEMBER 30, 2000
                                                    ------------------------
                                                       2000          1999
                                                    -----------   ----------
                                                         (IN THOUSANDS)
Service charges on deposit accounts...............    $ 4,647      $ 4,822
SBA servicing/sales...............................      2,577        1,636
Other service charges and fees....................      6,432        4,558
                                                      -------      -------
Noninterest income................................    $13,656      $11,016
                                                      =======      =======

NONINTEREST EXPENSE

    Operating expenses for the first nine months of 2000 totaled $36.3 million compared with $34.3 million a year ago. The Company's efficiency ratio, which is the relationship of operating expenses to revenues, was 65.5 percent for the nine months ended September 30, 2000, compared with 66.1 percent for the nine months ended September 30, 1999.

    The following table presents the major categories of noninterest expense for the periods indicated:

                                               NINE MONTHS ENDED SEPTEMBER 30,
                                               --------------------------------
                                                    2000              1999
                                               ---------------   --------------
                                                        (IN THOUSANDS)
Salaries and benefits........................      $16,893          $16,671
Premises and equipment.......................        4,693            5,033
Other expenses...............................       14,724           12,620
                                                   -------          -------
Total operating expenses.....................       36,310           34,324
Amortization of intangibles..................        2,881            3,072
                                                   -------          -------
Noninterest expense..........................      $39,191          $37,396
                                                   =======          =======

PROVISION FOR INCOME TAXES

    For the nine months ended September 30, 2000, the Company recorded a provision for income taxes of $4.9 million, which represented an effective tax rate of 44 percent. For the same period a year ago, the provision was $5.8 million and represented an effective tax rate of 51 percent. The lower effective tax rate for the first nine months of 2000 compared the first nine months of 1999 reflects an increase in non-taxable income and a decrease in non-deductible expenses.

FINANCIAL CONDITION AS OF SEPTEMBER 30, 2000 AND DECEMBER 31, 1999

    At September 30, 2000 and December 31, 1999, the Company had total assets of approximately $1.3 billion and $1.4 billion, respectively. Loans, excluding equipment leases, increased $51 million, or 9 percent, since year-end. Net assets of discontinued operations fell $115 million in the first nine months of the year and equipment leases continued to run-off, dropping $28 million since the end of the year.

LOANS

    The following table presents the major categories of loans for the periods indicated:

                                                      SEPTEMBER 30,   DECEMBER 31,
                                                          2000            1999
                                                      -------------   ------------
                                                             (IN THOUSANDS)
Commercial..........................................    $135,067        $125,862
Commercial real estate..............................     233,399         208,596
Residential mortgage................................      10,866          24,809
Construction........................................      70,342          62,823
Home equity loans...................................      24,345          14,131
Installment and credit cards........................     169,612         156,356
Equipment leases....................................      51,958          80,472
                                                        --------        --------
Total loans.........................................     695,589         673,049
Allowance for credit losses.........................     (10,277)        (10,285)
                                                        --------        --------
Loans, net..........................................    $685,312        $662,764
                                                        ========        ========

    For regulatory and financial reporting purposes, the Company categorizes commercial loans that are secured in whole or part by real estate as commercial real estate loans. The Company believes such categorization overstates the Company's emphasis on real estate lending, because, for example, a majority of SBA loans are secured by real estate and are thus categorized as commercial real estate loans. As of September 30, 2000, SBA loans totaled $84.3 million.

    The following table shows the gross amounts of certain categories of loans outstanding as of September 30, 2000, which, based on remaining scheduled repayments of principal, were due in three months or less, over three months through 12 months, over one year through five years, and over five years. Demand or other loans having no stated maturity and no stated schedule of repayments are reported as due in three months or less.

                                                              SEPTEMBER 30,
                                                                   2000
                                                              --------------
                                                              (IN THOUSANDS)
Aggregate maturities of loans and leases which are due:
Three months or less........................................      $220,591
Over three months through 12 months.........................       116,983
Over one year through three years...........................       106,713
Over three years through five years.........................       146,615
Over five years.............................................       104,687
                                                                  --------
                                                                  $695,589
                                                                  ========

NONPERFORMING ASSETS

    The following table shows the total aggregate principal amount of nonaccrual loans, accruing loans on which interest or principal is past due 90 days or more, and foreclosed real estate.

                                                      SEPTEMBER 30,   DECEMBER 31,
                                                          2000            1999
                                                      -------------   ------------
                                                             (IN THOUSANDS)
Nonaccrual loans....................................     $9,413          $9,135
90 days or more past due and accruing...............        546              50
Foreclosed real estate..............................        578             563
Selected ratios:
Nonaccrual loans to loans...........................       1.35%           1.21%
Nonaccrual loans and foreclosed real estate to
  assets............................................       0.79%           0.63%

    Nonaccrual loans totaled $9.4 million at September 30, 2000, up slightly from $9.1 million at year-end, but down from $12.0 million at the end of the first quarter of 2000. Nonaccrual loans initially increased during 2000 due to a real estate secured loan added during the first quarter and an increase in equipment leases. Nonaccrual loans have subsequently declined due principally to a reduction in nonaccrual equipment leases. Nonaccrual equipment leases totaled $2.3 million at the end of the first quarter and totaled $1.2 million at September 30, 2000.

    Loans 90 days past due and accruing included a loan of $450 thousand which had matured and was subsequently paid in full in October, 2000.

    Management is not aware of any loan that had not been placed on nonaccrual status as of September 30, 2000, for which there was a serious doubt as to the ability of the borrower to comply with present loan repayment terms.

    At September 30, 2000, the Company had foreclosed real estate with an aggregate carrying value of $578 thousand compared with $563 thousand at December 31, 1999. Foreclosed real estate principally consists of single family residences.

ALLOWANCE FOR CREDIT LOSSES

    The allowance for credit losses was $10.3 million at September 30, 2000 compared with $10.3 million at December 31, 1999. Net charge-offs for the first, second and third quarters of 2000 were $1.3 million, $2.4 million and $1.3 million, respectively, up from $.8 million, $.9 million, and $1.4 million respectively, for the same periods in 1999. The increase in net charge-offs was due primarily to higher charge-offs of equipment leases.

    The table below summarizes changes in the allowance for credit losses and additions to the allowance from provisions charged to operating expenses:

                                          THREE MONTHS ENDED     NINE MONTHS ENDED
                                             SEPTEMBER 30,         SEPTEMBER 30,
                                          -------------------   -------------------
                                            2000       1999       2000       1999
                                          --------   --------   --------   --------
                                                       (IN THOUSANDS)
Balance, beginning of period............  $10,083    $ 9,374    $10,285    $ 9,160
Loans charged-off.......................   (2,358)    (2,035)    (7,207)    (5,330)
Recoveries..............................    1,052        606      2,251      2,233
Provision for credit losses.............    1,500      1,300      4,948      3,182
                                          -------    -------    -------    -------
Balance, end of period..................  $10,277    $ 9,245    $10,277    $ 9,245
                                          =======    =======    =======    =======
Selected ratios:
Net charge-offs (annualized) to average
  loans.................................     0.74%      1.61%      1.36%      1.17%
Provision for credit losses (annualized)
  to average loans......................     0.85%      0.79%      2.84%      1.97%
Allowance at end of period to loans
  outstanding at end of period..........     1.45%      1.45%      1.45%      1.45%

Allowance as percentage of nonaccrual
  loans.................................   109.18%    140.73%    109.18%    140.37%

    The following table indicates management's allocation of the allowance for credit losses as of the dates indicated:

                                               SEPTEMBER 30,         DECEMBER 31,
                                                   2000                  1999
                                            -------------------   -------------------
                                                     (DOLLARS IN THOUSANDS)
Commercial financial and agriculture......  $ 5,753      55.98%   $ 6,960      67.67%
Real estate and construction..............    2,384      23.20      1,611      15.66
Consumer..................................    1,958      19.05        941       9.15
Unallocated...............................      182       1.77%       773       7.52%
                                            -------     ------    -------     ------
  Total...................................  $10,277     100.00%   $10,285     100.00%
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

SECURITIES

    Securities available for sale totaled $357.5 million at September 30, 2000 compared with $325.1 million at the end of 1999. This represents a $32.4 million, or 9.9 percent increase. The securities portfolio primarily consists of bonds, notes and mortgaged-backed securities issued by U.S. Government agencies. The amortized cost and estimated market value of the securities as of September 30, 2000 are as follows.

                                                     SEPTEMBER 30, 2000
                                      ------------------------------------------------
                                                    GROSS        GROSS
                                      AMORTIZED   UNREALIZED   UNREALIZED   ESTIMATED
                                        COST         GAIN         LOSS      FAIR VALUE
                                      ---------   ----------   ----------   ----------
U.S. Treasury.......................  $  2,000                   $   (10)    $  1,990
U.S. Government Agencies............   108,706                    (2,733)     105,973
State and Municipal Securities......    48,981        $36         (1,077)      47,940
Mortgage-backed Securities..........   184,866                    (3,894)     180,972
Corporate Bonds and Equities........    15,575                      (774)      14,800
Federal Reserve Bank and Federal
  Home Loan Bank stock..............     5,782                                  5,782
                                      --------        ---        -------     --------
                                      $365,910        $36        $(8,488)    $357,457
                                      ========        ===        =======     ========

    The following table shows the maturities of securities at September 30, 2000:

                                                      AT ESTIMATED   AT AMORTIZED
                                                       FAIR VALUE        COST
                                                      ------------   ------------
                                                            (IN THOUSANDS)
Aggregate maturities of securities available for
  sale which are due:
  Within one year...................................    $ 24,113       $ 24,222
  After one year but within three...................      53,040         54,113
  After three years but within 15 years.............     106,872        109,949
  After 15 years....................................     167,650        171,844
  No maturities.....................................       5,782          5,782
                                                        --------       --------
                                                        $357,457       $365,910
                                                        ========       ========

DEPOSITS

    Deposits were $1.03 billion at September 30, 2000, compared with $1.06 billion at December 31, 1999. Core deposits increased $33 million, or 4 percent, to $843 million at the end of the third quarter from $809 million at year-end. Core deposits include checking accounts, savings accounts and time deposits less than $100,000 from individuals and small to mid-sized businesses, but exclude deposits from title and escrow businesses and large time deposits of $100,000 or more. Large time deposits of $100,000 or more increased to $149 million at September 30, 2000 from $91 million at the end of 1999. Borrowings, however, decreased to $64 million at the end of the third quarter from $150 million at year-end. As borrowings matured during the first nine months of the year, they were replaced with large time deposits under a program with the State of California and lower-costing core deposits.

    The following table presents the average balances and weighted average rates paid on deposits:

                                              NINE MONTHS ENDED SEPTEMBER 30,
                                       ---------------------------------------------
                                               2000                    1999
                                       ---------------------   ---------------------
                                        AVERAGE     AVERAGE     AVERAGE     AVERAGE
                                        BALANCE       RATE      BALANCE       RATE
                                       ----------   --------   ----------   --------
                                                  (DOLLARS IN THOUSANDS)
Noninterest-bearing..................  $  289,276       --     $  282,684       --
Interest-bearing.....................     735,913     3.82%       763,096     3.65%
                                       ----------              ----------
  Total..............................  $1,025,189              $1,045,780
                                       ==========              ==========

    The following table shows the maturities of time certificates of deposits of $100,000 or more at September 30, 2000:

                                                              SEPTEMBER 30, 2000
                                                              ------------------
                                                                (IN THOUSANDS)
Maturities of time certificates of $100,000 or more:
Due in three months.........................................       $ 92,278
Due in three months through 12 months.......................         52,062
Due in over 12 months.......................................          5,144
                                                                   --------
  Total.....................................................       $149,484
                                                                   ========

BORROWINGS

    Borrowings totaled $64.3 million at September 30, 2000, compared with $149.6 million at December 31, 1999. As borrowings matured during the first nine months of the year, they were replaced with core and large time deposits. The following table presents the categories of borrowings for the periods indicated:

                                                      SEPTEMBER 30,   DECEMBER 31,
                                                          2000            1999
                                                      -------------   ------------
                                                             (IN THOUSANDS)
Federal funds purchased.............................     $ 4,272        $ 35,140
Securities sold under agreement to repurchase.......      20,000          74,500
Federal Home Loan Bank advances.....................      40,000          40,000
                                                         -------        --------
                                                         $64,272        $149,640
                                                         =======        ========

CAPITAL RESOURCES

    The Company had equity capital of $125.3 million at September 30, 2000 and an equity to asset ratio of 9.92 percent. Book value and tangible book value per diluted common share was $8.86 and $4.90, respectively. At the end of 1999, equity capital totaled $117.6 million and the equity to asset ratio was 9.43 percent. Book value and tangible book value per diluted common share at year-end 1999 was $8.04 and $4.02 respectively.

    In the third quarter of 2000, the company repurchased $2.8 million of the 11 3/4 percent Series A Capital Securities (i.e., subordinated debt) at a small premium of $14,000. Annual savings in interest expense on these capital securities will be approximately $334,000.

    Current regulatory capital standards generally require banks and bank holding companies to maintain a ratio of Tier 1 capital (consisting principally of common equity) to adjusted total assets ("Leverage Ratio") of at least
3 percent; a ratio of Tier 1 Capital to risk-weighted assets of at least
4 percent ("Tier 1 Capital Ratio"); and a ratio of total capital (which includes Tier 1 capital plus certain forms of subordinated debt, a portion of the allowance for credit losses and preferred stock) to risk-weighted assets ("Total Capital Ratio") of at least 8 percent. Risk-weighted assets are calculated by multiplying the balance in each category of assets according to a risk factor (as stipulated by regulation) which ranges from zero for cash assets and certain government obligations to 100 percent for some types of loans and adding the products together.

    The Company and its subsidiary banks were well capitalized at September 30, 2000 for federal regulatory purposes. At September 30, 2000, the Company and its subsidiary banks had a leverage ratio, Tier 1 capital ratio and total capital ratio as follows:

                                                              ANTELOPE
                                             ELDORADO BANK   VALLEY BANK   COMPANY
                                             -------------   -----------   --------
Leverage ratio.............................       7.79%          9.68%       9.17%
Tier 1--capital ratio......................      11.42%         12.54%      11.13%
Total capital ratio........................      12.67%         13.42%      12.28%

LIQUIDITY

    The Company relies on deposits as its principal source of funds and, therefore, must be in a position to meet depositors' needs as they arise. Management attempts to maintain a loan-to-deposit ratio of not greater than 80 percent and a liquidity ratio of not less than 20 percent of total assets. The average loan-to-deposit ratio was 67% percent for the quarter ended September 30, 2000. The liquidity ratio was 35% percent for the quarter ended September 30, 2000. At year-end 1999, the loan-to-deposit ratio was 66 percent and the liquidity ratio was 30 percent. While fluctuations in the balances of a few large depositors cause temporary increases and decreases in liquidity from time to time, the Company has not experienced difficulty in dealing with such fluctuations from existing liquidity sources.

    Should the level of liquid assets (primary liquidity) not meet the liquidity needs of the Company, other available sources of liquid assets (secondary liquidity) exist, including the purchase of Federal funds, sale of securities under agreements to repurchase, sale of loans, window borrowing from the Federal Reserve Bank and borrowings from the Federal Home Loan Bank ("FHLB"). The Company has relied primarily upon the purchase of Federal funds and the sale of securities under agreements to repurchase for secondary sources of liquidity. At September 30, 2000, the Company had $41.3 million of unused borrowing capacity under FHLB advances. In order to borrow from the Federal Reserve, the Company would be required to physically deliver to the Federal Reserve collateral consisting of marketable Government securities. At September 30, 2000, the Company had no such collateral at the Federal Reserve.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

    In management's opinion there has not been a material change in the Company's market risk profile during the quarter ended September 30, 2000. Market risk is the risk of loss in a financial instrument arising from adverse changes in market prices and rates, foreign currency exchange rates, commodity prices and equity prices. The Company's market risk arises primarily from interest rate risk inherent in its lending and deposit taking activities. To that end, management actively monitors and manages its interest rate risk exposure. The Company does not have any market risk sensitive instruments acquired for trading purposes. The Company manages its interest rate sensitivity by matching the repricing opportunities on its earning assets to those on its funding liabilities. Management uses various asset/liability strategies to manage the repricing characteristics of its assets and liabilities to ensure that exposure to interest rate fluctuations is managed within the Company's guidelines of acceptable risk-taking levels. Hedging strategies, including the terms and pricing of loans and deposits, and managing the deployment of its securities, are used to reduce mismatches in interest rate repricing opportunities of portfolio assets and their funding sources.

    When appropriate, management may utilize instruments such as interest rate floors, caps and swaps to hedge its interest rate position. A Board of Directors approved hedging policy statement governs use of these instruments. As of September 30, 2000, the Company had not utilized any interest rate swap or other such financial derivative to alter its interest rate risk profile.

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

    The following table sets forth the time periods during which the Company's interest-earning assets and interest-bearing liabilities will mature or may reprice in accordance with their contractual terms, the period interest rate sensitivity gap (i.e., interest rate sensitive assets less interest rate sensitive liabilities), the cumulative interest rate sensitivity gap, the ratio of cumulative interest-earning assets to cumulative interest-bearing liabilities, and the cumulative gap as a percentage of total assets and total interest-earning assets as of September 30, 2000. The interest rate relationships between the repriceable assets and repriceable liabilities are not necessarily constant and may be affected by many factors, including the behavior of customers in response to changes in interest rates. This table should, therefore, be used only as a guide as to the possible effect changes in interest rates might have on the net interest income of the Company.

                                                              AS OF SEPTEMBER 30, 2000
                                     --------------------------------------------------------------------------
                                     3 MONTHS       OVER 3      OVER 1 YEAR     OVER       NON-
                                      OR LESS    MONTHS TO 12   TO 5 YEARS    5 YEARS    SENSITIVE     TOTAL
                                     ---------   ------------   -----------   --------   ---------   ----------
                                                               (DOLLARS IN THOUSANDS)
ASSETS:
  Cash and due from banks..........  $      --     $      --      $     --    $     --   $  82,882   $   82,882
  Federal funds sold...............         --            --            --          --          --           --
  Securities, at amortized cost....         --        24,113        74,378     253,184       5,782      357,457
  Loans............................    227,912       120,866       261,736      85,075     (10,277)     685,312
  Other assets.....................         --            --            --          --     136,740      136,740
                                     ---------     ---------      --------    --------   ---------   ----------
    Total assets...................    227,912       144,979       336,114     338,259     215,127    1,262,391
                                     =========     =========      ========    ========   =========   ==========
LIABILITIES AND SHAREHOLDERS'
  EQUITY:
Noninterest-bearing deposits.......         --            --            --          --     299,800      299,800
Interest-bearing deposits..........    582,783       135,076        13,620          --          --      731,479
Borrowings.........................      4,272            --        60,000          --          --       64,272
Subordinated debentures............         --            --            --      24,857          --       24,857
Other liabilities..................         --            --            --          --      18,389       18,389
Shareholders' equity...............         --            --            --          --     123,594      123,594
                                     ---------     ---------      --------    --------   ---------   ----------
    Total liabilities and
      shareholders' equity.........  $ 587,055     $ 135,076      $ 73,620    $ 24,857   $ 441,783   $1,262,391
                                     =========     =========      ========    ========   =========   ==========
Period gap.........................  $(359,143)    $   9,903      $262,494    $337,271   $(250,525)
Cumulative gap.....................  $(359,143)    $(349,240)     $(86,746)   $250,525   $      --
Cumulative interest-earning assets
  to cumulative interest-bearing
  liabilities......................      0.39%         0.89%         3.56%       4.38%
Cumulative gap as a percent of:
    Total assets...................    -28.45%       -27.66%        -6.87%      19.85%
    Interest-earning assets........    -45.34%       -44.09%       -10.95%      31.63%

    At September 30, 2000, the Company had $349.2 million more in interest rate sensitive liabilities than interest rate sensitive assets repricing within one year. If rates were to fall during this period, interest expense could decline by a greater amount than interest income and net income could increase. Conversely, if rates were to rise, the reverse could apply, and the Company's net income could decrease.

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

                      PART II--OTHER FINANCIAL INFORMATION

ITEM 5.

    On May 1, 2000 the Company's Board of Directors authorized the Company to repurchase up to 1,000,000 shares of its common stock. As of September 30 2000, the Company had repurchased 250,000 shares for $1.8 million in cash. The shares are reflected as common stock in treasury, at cost, in the consolidated statement of condition as of September 30, 2000. The purpose of the common stock repurchase was to redeploy a portion of the Company's capital that was formerly used to support the wholesale mortgage lending business.

    On July 12, 2000, the Company allowed participants (other than the Company's directors, chief executive officer, and nonemployee directors of the Banks) in its stock based compensation plan to cancel their existing options for $0.01 per share. Substantially all eligible participants chose to cancel their options at a total cost to the Company of $1,621.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS:

EXHIBIT NO.             EXHIBIT
-----------             -------
         3.1            Amended and Restated Certificate of Incorporation (filed as
                          Exhibit 3.3 to the Company's Registration Statement on
                          Form S-1 (file no. 333-61589) and incorporated by
                          reference herein)
         3.2            By-laws of the Company (filed as Exhibit 10.2 to the
                          Company's Quarterly Report on Form 10-QSB for the quarter
                          ended September 30, 1996 and incorporated by reference
                          herein)
         4.1            Form of Specimen Stock Certificate (incorporated by
                          reference to the Company's Form 8-A filed with the
                          Commission on January 29, 1999)
        10.3            Indenture between the Company and Wilmington Trust Company, dated as of July 15, 1998 (incorporated by reference to
                          the Company's Current Report on Form 8-K filed with the
                          Commission on August 7, 1998)
        10.4            Form of Junior Subordinated Debenture (incorporated by
                          reference to the Company's Registration Statement on Form
                          S-4 (File no. 333-51179))
        10.5            Form of Series A Capital Securities Guarantee (incorporated by reference to the Company's Registration Statement on
                          Form S-4 (File no. 333-51179))
        10.6            Form of Subordinated Capital Income Security, Series A
                          (incorporated by reference to the Company's Registration
                          Statement on Form S-4 (File no. 333- 51179))
        10.7            Employment Agreement by and between the Company and Robert
                          P. Keller (incorporated by reference to the Company's
                          Quarterly Report on Form 10-Q for the Quarter Ended
                          September 30, 1997)
        10.8            Employment Agreement by and between Eldorado Bank and
                          Catherine C. Jooyan (f/k/a Catherine C. Clampitt)
                          (incorporated by reference to the Company's Registration
                          Statement on Form S-1 (File no. 333-61589))
        10.9            Employment Agreement by and between Eldorado Bank and
                          Richard Korsgaard (incorporated by reference to the
                          Company's Registration Statement on Form S-1
                          (File no. 333-61589))
        10.10           Amendment Number One to Employment Agreement by and between
                          Eldorado Bank and Richard Korsgaard (incorporated by
                          reference to the Company's Registration Statement on Form
                          S-1 (File no. 333-61589))
        10.11           Form of Severance Agreement between the Company and certain executive officers (incorporated by reference to the
                          Company's Registration Statement on Form S-1
                          (File no. 333-61589))
        10.12           Form of Amended and Restated Series B Warrant held by
                          Madison Dearborn and Olympus (incorporated by reference to the Company's Registration Statement on Form S-1 (File no.
                          333-61589))
        10.13           Amended and Restated Shareholder Agreement by and among
                          Eldorado Bancshares, Inc., Madison Dearborn Capital
                          Partners II, L.P., Olympus Growth Fund II, L.P., Olympus
                          Executive Fund, L.P., Dartmouth Capital Group, L.P.,
                          Dartmouth Capital Group, Inc. and Robert P. Keller
                          (Incorporated by reference to the Company's Registration
                          Statement on Form S-1 (File no. 333-61589))
        27              Financial Data Schedule

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

                                                       ELDORADO BANCSHARES, INC.

DATE: November 13, 2000                                By:             /s/ ROBERT P. KELLER
                                                            -----------------------------------------
                                                                         Robert P. Keller
                                                              PRESIDENT AND CHIEF EXECUTIVE OFFICER

DATE: November 13, 2000                                By:           /s/ ROMOLO C. SANTAROSA
                                                            -----------------------------------------
                                                                       Romolo C. Santarosa
                                                              CHIEF FINANCIAL OFFICER AND TREASURER